Form 10-Q
period 2020-09-30
AT&T INC.
filed 2020-11-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At October 31, 2020, there were 7,126 million common shares outstanding.

AT&T INC.
SEPTEMBER 30, 2020
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Service	$37,782	$40,317	$113,716	$122,024
Equipment	4,558	4,271	12,353	12,348
Total operating revenues	42,340	44,588	126,069	134,372

Operating Expenses
Cost of revenues
Equipment	4,552	4,484	12,622	13,047
Broadcast, programming and operations	6,912	7,066	19,555	22,448
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,375	8,604	24,833	25,910
Selling, general and administrative	9,266	9,584	27,857	29,077
Asset impairments and abandonments	73	—	2,515	—
Depreciation and amortization	7,030	6,949	21,537	21,256
Total operating expenses	36,208	36,687	108,919	111,738
Operating Income	6,132	7,901	17,150	22,634
Other Income (Expense)
Interest expense	(1,972)	(2,083)	(6,031)	(6,373)
Equity in net income (loss) of affiliates	5	3	(11)	36
Other income (expense) — net	(231)	(935)	1,589	(967)
Total other income (expense)	(2,198)	(3,015)	(4,453)	(7,304)
Income Before Income Taxes	3,934	4,886	12,697	15,330
Income tax expense	766	937	3,003	3,059
Net Income	3,168	3,949	9,694	12,271
Less: Net Income Attributable to Noncontrolling Interest	(352)	(249)	(987)	(762)
Net Income Attributable to AT&T	$2,816	$3,700	$8,707	$11,509
Less: Preferred Stock Dividends	(54)	—	(138)	—
Net Income Attributable to Common Stock	$2,762	$3,700	$8,569	$11,509
Basic Earnings Per Share Attributable to Common Stock	$0.39	$0.50	$1.19	$1.57
Diluted Earnings Per Share Attributable to Common Stock	$0.39	$0.50	$1.19	$1.57
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,147	7,327	7,160	7,321
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,173	7,356	7,186	7,350
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,168	$3,949	$9,694	$12,271
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(2), $(17), $(61) and $(15) attributable to noncontrolling interest), net of taxes of $47, $(69), $(150) and $(21)	90	(342)	(1,459)	(181)
Securities:
Net unrealized gains (losses), net of taxes of $1, $7, $28 and $22	1	25	81	67
Derivative instruments:
Net unrealized gains (losses), net of taxes of $229, $(168), $(574) and $(299)	860	(516)	(2,166)	(1,006)
Reclassification adjustment included in net income, net of taxes of $7, $2, $11 and $7	27	7	44	24
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(150), $(112), $(451) and $(332)	(460)	(343)	(1,382)	(1,031)
Other comprehensive income (loss)	518	(1,169)	(4,882)	(2,127)
Total comprehensive income	3,686	2,780	4,812	10,144
Less: Total comprehensive income attributable to noncontrolling interest	(350)	(232)	(926)	(747)
Total Comprehensive Income Attributable to AT&T	$3,336	$2,548	$3,886	$9,397
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$9,758	$12,130
Accounts receivable — net of related allowances for credit loss of $1,386 and $1,235	19,379	22,636
Prepaid expenses	1,420	1,631
Other current assets	19,414	18,364
Total current assets	49,971	54,761
Noncurrent Inventories and Theatrical Film and Television Production Costs	13,948	12,434
Property, plant and equipment	333,797	333,538
Less: accumulated depreciation and amortization	(205,075)	(203,410)
Property, Plant and Equipment — Net	128,722	130,128
Goodwill	143,688	146,241
Licenses — Net	98,397	97,907
Trademarks and Trade Names — Net	23,575	23,567
Distribution Networks — Net	14,249	15,345
Other Intangible Assets — Net	17,523	20,798
Investments in and Advances to Equity Affiliates	2,325	3,695
Operating Lease Right-Of-Use Assets	24,546	24,039
Other Assets	21,609	22,754
Total Assets	$538,553	$551,669
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$5,898	$11,838
Accounts payable and accrued liabilities	42,728	45,956
Advanced billings and customer deposits	5,862	6,124
Accrued taxes	1,336	1,212
Dividends payable	3,741	3,781
Total current liabilities	59,565	68,911
Long-Term Debt	152,980	151,309
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	60,448	59,502
Postemployment benefit obligation	17,928	18,788
Operating lease liabilities	22,056	21,804
Other noncurrent liabilities	30,520	29,421
Total deferred credits and other noncurrent liabilities	130,952	129,515
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized):
Series A (48,000 issued and outstanding at September 30, 2020 and December 31, 2019)	—	—
Series B (20,000 issued and outstanding at September 30, 2020 and 0 issued and outstanding at December 31, 2019)	—	—
Series C (70,000 issued and outstanding at September 30, 2020 and 0 issued and outstanding at December 31, 2019)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2020 and December 31, 2019: issued 7,620,748,598 at September 30, 2020 and December 31, 2019)	7,621	7,621
Additional paid-in capital	130,139	126,279
Retained earnings	55,094	57,936
Treasury stock (495,703,331 at September 30, 2020 and 366,193,458 at December 31, 2019, at cost)	(17,950)	(13,085)
Accumulated other comprehensive income	649	5,470
Noncontrolling interest	19,503	17,713
Total stockholders’ equity	195,056	201,934
Total Liabilities and Stockholders’ Equity	$538,553	$551,669
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2020	2019
Operating Activities
Net income	$9,694	$12,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,537	21,256
Amortization of television and film costs	6,448	7,059
Undistributed earnings from investments in equity affiliates	108	81
Provision for uncollectible accounts	1,611	1,855
Deferred income tax expense	2,248	1,039
Net (gain) loss on investments, net of impairments	(689)	(1,014)
Pension and postretirement benefit expense (credit)	(2,245)	(1,297)
Actuarial (gain) loss on pension and postretirement benefits	63	4,048
Asset impairments and abandonments	2,515	—
Changes in operating assets and liabilities:
Receivables	2,321	2,503
Other current assets, inventories and theatrical film and television production costs	(7,836)	(9,337)
Accounts payable and other accrued liabilities	(4,905)	(936)
Equipment installment receivables and related sales	(148)	848
Deferred customer contract acquisition and fulfillment costs	453	(796)
Postretirement claims and contributions	(409)	(635)
Other - net	2,282	(220)
Total adjustments	23,354	24,454
Net Cash Provided by Operating Activities	33,048	36,725
Investing Activities
Capital expenditures, including $(92) and $(160) of interest during construction	(13,283)	(15,843)
Acquisitions, net of cash acquired	(1,215)	(1,124)
Dispositions	428	3,775
(Purchases), sales and settlements of securities and investments, net	444	523
Advances to and investments in equity affiliates, net	(100)	(333)
Net Cash Used in Investing Activities	(13,726)	(13,002)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(17)	(22)
Issuance of other short-term borrowings	9,440	4,012
Repayment of other short-term borrowings	(7,710)	(4,702)
Issuance of long-term debt	31,987	15,034
Repayment of long-term debt	(37,583)	(24,368)
Payment of vendor financing	(1,965)	(2,601)
Issuance of preferred stock	3,869	—
Purchase of treasury stock	(5,483)	(409)
Issuance of treasury stock	88	576
Issuance of preferred interests in subsidiary	1,979	1,488
Dividends paid	(11,215)	(11,162)
Other - net	(5,158)	(187)
Net Cash Used in Financing Activities	(21,768)	(22,341)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,446)	1,382
Cash and cash equivalents and restricted cash beginning of year	12,295	5,400
Cash and Cash Equivalents and Restricted Cash End of Period	$9,849	$6,782
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$130,046		$125,109		$126,279		$125,525
Repurchase and acquisition of common stock		—		—		67		—
Issuance of preferred stock		—		—		3,869		—
Issuance of treasury stock		(2)		(1)		(56)		(128)
Share-based payments		91		31		(24)		(258)
Changes related to acquisition of interests held by noncontrolling owners		4		—		4		—
Balance at end of period		$130,139		$125,139		$130,139		$125,139
Retained Earnings
Balance at beginning of period		$56,045		$59,389		$57,936		$58,753
Cumulative effect of accounting change and other adjustments		—		—		(293)		316
Adjusted beginning balance		56,045		59,389		57,643		59,069
Net income attributable to AT&T		2,816		3,700		8,707		11,509
Preferred stock dividends		(35)		—		(103)		—
Common stock dividends ( $0.52, $0.51, $1.56, and $1.53 per share)		(3,732)		(3,742)		(11,153)		(11,231)
Balance at end of period		$55,094		$59,347		$55,094		$59,347
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(495)	$(17,945)	(316)	$(11,151)	(366)	$(13,085)	(339)	$(12,059)
Repurchase and acquisition of common stock	(1)	(19)	(5)	(186)	(149)	(5,600)	(14)	(466)
Issuance of treasury stock	—	14	4	142	19	735	36	1,330
Balance at end of period	(496)	$(17,950)	(317)	$(11,195)	(496)	$(17,950)	(317)	$(11,195)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$129		$3,289		$5,470		$4,249
Other comprehensive income attributable to AT&T		520		(1,152)		(4,821)		(2,112)
Balance at end of period		$649		$2,137		$649		$2,137
Noncontrolling Interest
Balance at beginning of period		$17,557		$9,824		$17,713		$9,795
Cumulative effect of accounting change and other adjustments		—		—		(7)		29
Adjusted beginning balance		17,557		9,824		17,706		9,824
Net income attributable to noncontrolling interest		352		249		987		762
Issuance and acquisition of noncontrolling owners		1,978		1,488		1,979		1,498
Distributions		(382)		(266)		(1,108)		(791)
Translation adjustments attributable to noncontrolling interest, net of taxes		(2)		(17)		(61)		(15)
Balance at end of period		$19,503		$11,278		$19,503		$11,278
Total Stockholders' Equity at beginning of period		$193,453		$194,081		$201,934		$193,884
Total Stockholders' Equity at end of period		$195,056		$194,327		$195,056		$194,327
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2020

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

Convertible Instruments In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (ASU 2020-06), which eliminated certain separation models regarding cash conversion and beneficial conversion features to simplify reporting for convertible instruments as a single liability or equity, with no separate accounting for embedded conversion features. ASU 2020-06 will be effective for fiscal years beginning after December 31, 2021, under modified retrospective or full retrospective application, subject to early adoption in 2021. We are evaluating the impact of our adoption of ASU 2020-06 on our financial statements.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Intangible Assets In the second quarter, driven by significant and adverse economic and political environments in Latin America, including the impact of the COVID-19 pandemic, we experienced accelerated subscriber losses and revenue decline in the region, as well as closure of our operations in Venezuela. When combining these business trends and higher weighted-average cost of capital resulting from the increase in country-risk premiums in the region, we concluded that it is more likely than not that the fair value of the Vrio reporting unit, estimated using discounted cash flow and market multiple approaches, is less than its carrying amount. We recorded a $2,212 goodwill impairment in the reporting unit in the second quarter, with $105 attributable to noncontrolling interest. The impairment is not deductible for tax purposes and resulted in an increase in our effective tax rate.

During the first quarter of 2020, we reassessed and changed the estimated economic lives of certain trade names in our Latin America business from indefinite to finite-lived and began amortizing them using the straight-line method over their average remaining economic life of 15 years. This change had an insignificant impact on our financial statements.

Also during the first quarter of 2020, in conjunction with the nationwide launch of AT&T TV and our customers’ continued shift from linear to streaming video services, we reassessed the estimated economic lives and renewal assumptions for our orbital slot licenses. As a result, we have changed the estimated lives of these licenses from indefinite to finite-lived, effective January 1, 2020, and began amortizing our orbital slot licenses using the sum-of-months-digits method over their average remaining economic life of 15 years. This change in accounting increased amortization expense $373, or $0.04 per diluted share available to common stock during the third quarter and $1,138, or $0.12, per diluted share available to common stock for the first nine months of 2020.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, is shown in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerators
Numerator for basic earnings per share:
Net Income	$3,168	$3,949	$9,694	$12,271
Less: Net income attributable to noncontrolling interest	(352)	(249)	(987)	(762)
Net Income attributable to AT&T	2,816	3,700	8,707	11,509
Less: Preferred stock dividends	(54)	—	(138)	—
Net income attributable to common stock	2,762	3,700	8,569	11,509
Dilutive potential common shares:
Share-based payment	5	6	16	16
Numerator for diluted earnings per share	$2,767	$3,706	$8,585	$11,525
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,147	7,327	7,160	7,321
Dilutive potential common shares:
Share-based payment (in shares)	26	29	26	29
Denominator for diluted earnings per share	7,173	7,356	7,186	7,350
Basic earnings per share attributable to Common Stock	$0.39	$0.50	$1.19	$1.57
Diluted earnings per share attributable to Common Stock	$0.39	$0.50	$1.19	$1.57

AT&T INC.
SEPTEMBER 30, 2020

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

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income (loss) before reclassifications	(1,398)		81		(2,166)		—		(3,483)
Amounts reclassified from accumulated OCI	—	1	—	1	44	2	(1,382)	3	(1,338)
Net other comprehensive income (loss)	(1,398)		81		(2,122)		(1,382)		(4,821)
Balance as of September 30, 2020	$(4,454)		$129		$(2,159)		$7,133		$649

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)		$(2)		$818		$6,517		$4,249
Other comprehensive income (loss) before reclassifications	(166)		67		(1,006)		—		(1,105)
Amounts reclassified from accumulated OCI	—	1	—	1	24	2	(1,031)	3	(1,007)
Net other comprehensive income (loss)	(166)		67		(982)		(1,031)		(2,112)
Balance as of September 30, 2019	$(3,250)		$65		$(164)		$5,486		$2,137
1(Gains) losses are included in “Other income (expense) - net” in the consolidated statements of income.
2(Gains) losses are primarily included in “Interest expense” in the consolidated statements of income (see Note 7).
3The amortization of prior service credits associated with postretirement benefits are included in “Other income (expense) - net” in the consolidated statements of income (see Note 6).
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
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. and businesses globally. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also records advertising revenue.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from Xandr, previously a separate reportable segment, have been combined with the WarnerMedia segment within Eliminations and other. This segment contains the following:
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
•Eliminations & Other includes the Xandr advertising business and Otter Media Holdings operations, and also removes transactions between the Turner, Home Box Office and Warner Bros. business units, including internal sales of content to the HBO Max platform that began in the fourth quarter of 2019 (see Note 5).

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
•Acquisition-related items, which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets
•Certain significant items, which includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment of network assets and impairments, and (3) other items for which the segments are not being evaluated.
•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Communications, and (2) includes adjustments for our reporting of the advertising business.

“Interest expense” and “Other income (expense) – net,” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,894	$10,182	$7,712	$2,021	$5,691	$—	$5,691
Entertainment Group	10,053	7,997	2,056	1,277	779	—	779
Business Wireline	6,340	3,833	2,507	1,329	1,178	—	1,178
Total Communications	34,287	22,012	12,275	4,627	7,648	—	7,648
WarnerMedia
Turner	3,176	2,088	1,088	69	1,019	(6)	1,013
Home Box Office	1,781	1,694	87	27	60	—	60
Warner Bros.	2,411	1,973	438	43	395	(23)	372
Eliminations and other	146	(171)	317	32	285	40	325
Total WarnerMedia	7,514	5,584	1,930	171	1,759	11	1,770
Latin America
Vrio	753	675	78	126	(48)	14	(34)
Mexico	643	662	(19)	124	(143)	—	(143)
Total Latin America	1,396	1,337	59	250	(191)	14	(177)
Segment Total	43,197	28,933	14,264	5,048	9,216	$25	$9,241
Corporate and Other
Corporate	431	1,012	(581)	61	(642)
Acquisition-related items	—	38	(38)	1,921	(1,959)
Certain significant items	—	113	(113)	—	(113)
Eliminations and consolidations	(1,288)	(918)	(370)	—	(370)
AT&T Inc.	$42,340	$29,178	$13,162	$7,030	$6,132

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,701	$9,948	$7,753	$2,011	$5,742	$—	$5,742
Entertainment Group	11,197	8,797	2,400	1,316	1,084	—	1,084
Business Wireline	6,503	4,022	2,481	1,271	1,210	—	1,210
Total Communications	35,401	22,767	12,634	4,598	8,036	—	8,036
WarnerMedia
Turner	3,007	1,460	1,547	68	1,479	10	1,489
Home Box Office	1,819	1,072	747	33	714	10	724
Warner Bros.	3,333	2,706	627	39	588	(25)	563
Eliminations and other	191	91	100	25	75	20	95
Total WarnerMedia	8,350	5,329	3,021	165	2,856	15	2,871
Latin America
Vrio	1,013	851	162	162	—	13	13
Mexico	717	774	(57)	122	(179)	—	(179)
Total Latin America	1,730	1,625	105	284	(179)	13	(166)
Segment Total	45,481	29,721	15,760	5,047	10,713	$28	$10,741
Corporate and Other
Corporate	407	703	(296)	131	(427)
Acquisition-related items	—	190	(190)	1,771	(1,961)
Certain significant items	—	39	(39)	—	(39)
Eliminations and consolidations	(1,300)	(915)	(385)	—	(385)
AT&T Inc.	$44,588	$29,738	$14,850	$6,949	$7,901

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$52,445	$29,083	$23,362	$6,078	$17,284	$—	$17,284
Entertainment Group	30,637	23,618	7,019	3,875	3,144	—	3,144
Business Wireline	19,046	11,563	7,483	3,948	3,535	—	3,535
Total Communications	102,128	64,264	37,864	13,901	23,963	—	23,963
WarnerMedia
Turner	9,326	5,145	4,181	207	3,974	—	3,974
Home Box Office	4,905	4,236	669	73	596	15	611
Warner Bros.	8,907	7,506	1,401	124	1,277	(50)	1,227
Eliminations and other	(962)	(882)	(80)	97	(177)	65	(112)
Total WarnerMedia	22,176	16,005	6,171	501	5,670	30	5,700
Latin America
Vrio	2,392	2,119	273	400	(127)	26	(101)
Mexico	1,826	1,914	(88)	373	(461)	—	(461)
Total Latin America	4,218	4,033	185	773	(588)	26	(562)
Segment Total	128,522	84,302	44,220	15,175	29,045	$56	$29,101
Corporate and Other
Corporate	1,256	2,819	(1,563)	241	(1,804)
Acquisition-related items	—	431	(431)	6,122	(6,553)
Certain significant items	—	2,539	(2,539)	—	(2,539)
Eliminations and consolidations	(3,709)	(2,709)	(1,000)	(1)	(999)
AT&T Inc.	$126,069	$87,382	$38,687	$21,537	$17,150

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$52,356	$29,511	$22,845	$6,027	$16,818	$—	$16,818
Entertainment Group	33,893	25,839	8,054	3,978	4,076	—	4,076
Business Wireline	19,588	12,029	7,559	3,735	3,824	—	3,824
Total Communications	105,837	67,379	38,458	13,740	24,718	—	24,718
WarnerMedia
Turner	9,860	5,813	4,047	167	3,880	46	3,926
Home Box Office	5,045	3,124	1,921	67	1,854	40	1,894
Warner Bros.	10,240	8,543	1,697	122	1,575	(19)	1,556
Eliminations and other	845	438	407	69	338	70	408
Total WarnerMedia	25,990	17,918	8,072	425	7,647	137	7,784
Latin America
Vrio	3,112	2,598	514	496	18	25	43
Mexico	2,093	2,312	(219)	372	(591)	—	(591)
Total Latin America	5,205	4,910	295	868	(573)	25	(548)
Segment Total	137,032	90,207	46,825	15,033	31,792	$162	$31,954
Corporate and Other
Corporate	1,290	2,129	(839)	505	(1,344)
Acquisition-related items	(72)	579	(651)	5,719	(6,370)
Certain significant items	—	381	(381)	—	(381)
Eliminations and consolidations	(3,878)	(2,814)	(1,064)	(1)	(1,063)
AT&T Inc.	$134,372	$90,482	$43,890	$21,256	$22,634

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Communications	$7,648	$8,036	$23,963	$24,718
WarnerMedia	1,770	2,871	5,700	7,784
Latin America	(177)	(166)	(562)	(548)
Segment Contribution	9,241	10,741	29,101	31,954
Reconciling Items:
Corporate and Other	(642)	(427)	(1,804)	(1,344)
Merger and integration items	(38)	(190)	(431)	(651)
Amortization of intangibles acquired	(1,921)	(1,771)	(6,122)	(5,719)
Asset impairments and abandonments	(73)	—	(2,515)	—
Gain on spectrum transaction[1]	—	—	900	—
Employee separation costs and benefit-related losses	(40)	(39)	(924)	(381)
Segment equity in net income of affiliates	(25)	(28)	(56)	(162)
Eliminations and consolidations	(370)	(385)	(999)	(1,063)
AT&T Operating Income	6,132	7,901	17,150	22,634
Interest Expense	1,972	2,083	6,031	6,373
Equity in net income (loss) of affiliates	5	3	(11)	36
Other income (expense) - net	(231)	(935)	1,589	(967)
Income Before Income Taxes	$3,934	$4,886	$12,697	$15,330
1Included as a reduction of "Selling, general and administrative expenses" in the consolidated statement of income.

The following table presents intersegment revenues by segment:

Intersegment Reconciliation
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Intersegment Revenues
Communications	$3	$2	$7	$10
WarnerMedia	812	819	2,402	2,538
Latin America	—	—	—	—
Total Intersegment Revenues	815	821	2,409	2,548
Consolidations	473	479	1,300	1,330
Eliminations and consolidations	$1,288	$1,300	$3,709	$3,878

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit. Intercompany transactions between segments and the dual reporting of certain advertising revenues are included in “Eliminations and consolidations.” Intercompany transactions between Turner, Home Box Office and Warner Bros., including internal sales of HBO Max that began in the fourth quarter of 2019, are included in “Eliminations and other.”

For the three months ended September 30, 2020
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,811	$—	$—	$—	$—	$72	$—	$4,011	$17,894
Entertainment Group	—	2,128	538	6,556	—	408	373	50	10,053
Business Wireline	—	3,348	2,031	—	—	—	780	181	6,340
WarnerMedia
Turner	—	—	—	1,840	175	1,077	84	—	3,176
Home Box Office	—	—	—	1,624	150	—	7	—	1,781
Warner Bros.	—	—	—	11	2,293	1	106	—	2,411
Eliminations and other[1]	—	—	—	87	(488)	529	18	—	146
Latin America
Vrio	—	—	—	753	—	—	—	—	753
Mexico	385	—	—	—	—	—	—	258	643
Corporate and Other	169	14	138	—	—	—	52	58	431
Eliminations and consolidations[2]	—	—	—	(790)	—	(408)	(90)	—	(1,288)
Total Operating Revenues	$14,365	$5,490	$2,707	$10,081	$2,130	$1,679	$1,330	$4,558	$42,340
[1]“Eliminations and other” of $488 include Warner Bros. content sales of approximately $200 with HBO Max, $180 with HBO linear and $100 with Turner.
[2]“Eliminations and consolidations” of $790 include approximately $370 and $250 of Turner and HBO linear channel distribution arrangements with the Entertainment Group, respectively, and $120 of HBO Max customer subscriptions at Mobility.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,856	$—	$—	$—	$—	$74	$—	$3,771	$17,701
Entertainment Group	—	2,117	628	7,512	—	421	517	2	11,197
Business Wireline	—	3,269	2,252	—	—	—	783	199	6,503
WarnerMedia
Turner	—	—	—	1,927	89	913	78	—	3,007
Home Box Office	—	—	—	1,533	284	—	2	—	1,819
Warner Bros.	—	—	—	23	3,129	13	168	—	3,333
Eliminations and other[1]	—	—	—	57	(387)	523	(2)	—	191
Latin America
Vrio	—	—	—	1,013	—	—	—	—	1,013
Mexico	455	—	—	—	—	—	—	262	717
Corporate and Other	124	13	6	—	—	—	227	37	407
Eliminations and consolidations[2]	—	—	—	(798)	—	(421)	(81)	—	(1,300)
Total Operating Revenues	$14,435	$5,399	$2,886	$11,267	$3,115	$1,523	$1,692	$4,271	$44,588
[1]“Eliminations and other” of $387 include Warner Bros. content sales of approximately $110 with HBO linear and $170 with Turner.
[2]“Eliminations and consolidations” of $798 include approximately $430 and $330 of Turner and HBO linear channel distribution arrangements with the Entertainment Group, respectively.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2020
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$41,314	$—	$—	$—	$—	$206	$—	$10,925	$52,445
Entertainment Group	—	6,329	1,679	20,220	—	1,115	1,189	105	30,637
Business Wireline	—	9,943	6,227	—	—	—	2,315	561	19,046
WarnerMedia
Turner	—	—	—	5,693	595	2,830	208	—	9,326
Home Box Office	—	—	—	4,403	488	—	14	—	4,905
Warner Bros.	—	—	—	37	8,532	4	334	—	8,907
Eliminations and other[1]	—	—	—	221	(2,650)	1,416	51	—	(962)
Latin America
Vrio	—	—	—	2,392	—	—	—	—	2,392
Mexico	1,197	—	—	—	—	—	—	629	1,826
Corporate and Other	464	38	424	—	—	—	197	133	1,256
Eliminations and consolidations[2]	—	—	—	(2,349)	—	(1,115)	(245)	—	(3,709)
Total Operating Revenues	$42,975	$16,310	$8,330	$30,617	$6,965	$4,456	$4,063	$12,353	$126,069
[1]“Eliminations and other” of $2,650 include Warner Bros. contents sales of approximately $1,850 with HBO Max, $510 with HBO linear and $220 with Turner.
[2]“Eliminations and consolidations” of $2,349 include approximately $1,170 and $880 of Turner and HBO linear channel distribution arrangements with the Entertainment Group, respectively, and $150 of HBO Max customer subscriptions at Mobility.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$41,171	$—	$—	$—	$—	$212	$—	$10,973	$52,356
Entertainment Group	—	6,296	1,969	22,872	—	1,170	1,580	6	33,893
Business Wireline	—	9,649	6,973	—	—	—	2,430	536	19,588
WarnerMedia
Turner	—	—	—	5,835	335	3,440	250	—	9,860
Home Box Office	—	—	—	4,383	655	—	7	—	5,045
Warner Bros.	—	—	—	67	9,636	33	504	—	10,240
Eliminations and other[1]	—	—	—	160	(776)	1,451	10	—	845
Latin America
Vrio	—	—	—	3,112	—	—	—	—	3,112
Mexico	1,376	—	—	—	—	—	—	717	2,093
Corporate and Other	437	40	20	—	—	—	605	116	1,218
Eliminations and consolidations[2]	—	—	—	(2,475)	—	(1,170)	(233)	—	(3,878)
Total Operating Revenues	$42,984	$15,985	$8,962	$33,954	$9,850	$5,136	$5,153	$12,348	$134,372
[1]“Eliminations and other” of $776 included Warner Bros. content sales of approximately $310 with HBO linear and $290 with Turner.
[2]“Eliminations and consolidations” of $2,475 include approximately $1,340 and $1,000 of Turner and HBO linear channel distribution arrangements with the Entertainment Group, respectively.

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

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2020	2019
Deferred Acquisition Costs
Other current assets	$2,831	$2,462
Other Assets	3,114	2,991
Total deferred customer contract acquisition costs	$5,945	$5,453
Deferred Fulfillment Costs
Other current assets	$4,234	$4,519
Other Assets	5,781	6,439
Total deferred customer contract fulfillment costs	$10,015	$10,958

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2020	2019
Deferred acquisition cost amortization	$1,969	$1,565
Deferred fulfillment cost amortization	3,888	3,656

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2020	2019
Contract asset	$2,817	$2,472
Contract liability	6,617	6,999

Our beginning of period contract liability recorded as customer contract revenue during 2020 was $5,340.

Our consolidated balance sheets at September 30, 2020 and December 31, 2019 included $1,729 and $1,611, respectively, for the current portion of our contract asset in “Other current assets” and $5,762 and $5,939, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $39,385, of which we expect to recognize approximately 74% by the end of 2021, with the balance recognized thereafter.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Pension cost:
Service cost - benefits earned during the period	$257	$260	$772	$743
Interest cost on projected benefit obligation	421	463	1,265	1,520
Expected return on assets	(888)	(905)	(2,667)	(2,636)
Amortization of prior service credit	(28)	(28)	(85)	(85)
Actuarial (gain) loss	—	1,888	—	4,019
Net pension (credit) cost	$(238)	$1,678	$(715)	$3,561

Postretirement cost:
Service cost – benefits earned during the period	$14	$19	$40	$55
Interest cost on accumulated postretirement benefit obligation	104	185	312	557
Expected return on assets	(44)	(57)	(133)	(169)
Amortization of prior service credit	(583)	(425)	(1,747)	(1,277)
Net postretirement (credit) cost	$(509)	$(278)	$(1,528)	$(834)
Combined net pension and postretirement (credit) cost	$(747)	$1,400	$(2,243)	$2,727

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $19 and $24 in the third quarter and $57 and $74 for the first nine months of 2020 and 2019, respectively. During the third quarter of 2020, we recorded an actuarial loss of $63.

AT&T INC.
SEPTEMBER 30, 2020

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$155,218	$181,872	$161,109	$182,124
Commercial paper	1,754	1,754	—	—
Bank borrowings	—	—	4	4
Investment securities[2]	3,669	3,669	3,723	3,723
[1]Includes credit agreement borrowings.
[2]Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2020 and December 31, 2019. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$893	$—	$—	$893
International equities	148	—	—	148
Fixed income equities	233	—	—	233
Available-for-Sale Debt Securities	—	1,524	—	1,524
Asset Derivatives
Cross-currency swaps	—	322	—	322
Foreign exchange contracts	—	16	—	16
Liability Derivatives
Cross-currency swaps	—	(4,244)	—	(4,244)
Foreign exchange contracts	—	(6)	—	(6)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$844	$—	$—	$844
International equities	183	—	—	183
Fixed income equities	229	—	—	229
Available-for-Sale Debt Securities	—	1,444	—	1,444
Asset Derivatives
Interest rate swaps	—	2	—	2
Cross-currency swaps	—	172	—	172
Interest rate locks	—	11	—	11
Foreign exchange contracts	—	89	—	89
Liability Derivatives
Cross-currency swaps	—	(3,187)	—	(3,187)
Interest rate locks	—	(95)	—	(95)

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
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Total gains (losses) recognized on equity securities	$64	$21	$22	$231
Gains (Losses) recognized on equity securities sold	—	74	(24)	101
Unrealized gains (losses) recognized on equity securities held at end of period	$64	$(53)	$46	$130

At September 30, 2020, available-for-sale debt securities totaling $1,524 have maturities as follows - less than one year: $62; one to three years: $155; three to five years: $163; five or more years: $1,144.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2020 and 2019, no ineffectiveness was measured on fair value hedges.

Cash Flow Hedging We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from our foreign-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated interest rate to a fixed U.S. dollar denominated interest rate.

We also designate some of our foreign exchange contracts as cash flow hedges. The purpose of these contracts is to hedge certain forecasted film production costs and film tax incentives denominated in foreign currencies.

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

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $95 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

We settled all interest rate locks in May 2020 in conjunction with the issuance of fixed rate debt obligations that the interest rate locks were hedging and paid $731 that was largely offset by the return of collateral at the time of settlement. Cash flows from the interest rate lock settlements and return of collateral were reported as Financing Activities in our Statement of Cash Flows, consistent with our accounting policy for these instruments.

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheet. Net losses on net investment hedges recognized in accumulated OCI in the third quarter were $70 and for the first nine months of 2020 were $75.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2020, we had posted collateral of $485 (a deposit asset) and held collateral of $4 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $25. If AT&T’s credit rating had been downgraded four ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $3,237. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $241. At December 31, 2019, we had posted collateral of $204 (a deposit asset) and held collateral of $44 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2020	2019
Interest rate swaps	$—	$853
Cross-currency swaps	42,969	42,325
Interest rate locks	—	3,500
Foreign exchange contracts	204	269
Total	$43,173	$46,947

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2020	2019	2020	2019
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$—	$(5)	$59
Gain (Loss) on long-term debt	1	—	5	(59)

In addition, the net swap settlements that accrued and settled in the quarters ended September 30, 2020 and 2019 were offset against interest expense.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2020	2019	2020	2019
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$1,079	$(487)	$(2,091)	$(1,082)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	10	5	(1)	2
Other income (expense) - net reclassified from accumulated OCI into income	(9)	6	4	16
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	(202)	(648)	(225)
Interest income (expense) reclassified from accumulated OCI into income	(25)	(15)	(59)	(47)

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

Dispositions Subsequent to the Third Quarter

Central European Media Enterprises Ltd. (CME) On October 13, 2020, we completed the sale of our 65.3% interest in CME, a European broadcasting company, and received $1,100. Upon close, we received relief from a debt guarantee originally covering approximately $1,100 that was reduced to $600 by September 30, 2020.

Operations in Puerto Rico On October 31, 2020, we completed the sale of wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands for approximately $1,950. These operations were classified as held-for-sale, and, accordingly, we included the assets in “Other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheet at September 30, 2020.

The proceeds will be used to redeem $1,950 of cumulative preferred interests in a subsidiary that held notes secured by the proceeds of this sale.

AT&T INC.
SEPTEMBER 30, 2020

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

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	September 30, 2020		December 31, 2019
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$4,241	$3,516	$4,576	$3,324
Balance sheet classification
Accounts receivable
Notes receivable	2,190	—	2,467	—
Trade receivables	481	3,329	477	2,809
Other Assets
Noncurrent notes and trade receivables	1,570	187	1,632	515

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	8,238	5,100	9,713	4,300
Cash proceeds received, net of remittances[1]	5,944	5,100	7,211	4,300
[1]Represents amounts to which financial institutions remain entitled, excluding the deferred purchase price.

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
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program during the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross receivables sold	$1,624	$2,098	$5,497	$7,043
Net receivables sold[1]	1,578	2,014	5,300	6,693
Cash proceeds received	1,387	1,700	4,562	5,895
Deferred purchase price recorded	226	352	811	922
Guarantee obligation recorded	55	67	126	261
[1]Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of repurchased receivables	$373	$268	$946	$926
Carrying value of deferred purchase price	373	259	931	891
Gain on repurchases[1]	$—	$9	$15	$35
[1]These gains are included in "Selling, general and administrative" in the consolidated statements of income.

At September 30, 2020 and December 31, 2019, our deferred purchase price receivable was $2,163 and $2,336, respectively, of which $1,538 and $1,569 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2020 and December 31, 2019 was $319 and $384, respectively, of which $234 and $148 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program
In 2019, we entered into a one-year revolving agreement to transfer up to $4,300 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. In the first quarter of 2020, we expanded the program limit to $5,300. In the second quarter of 2020, we extended the agreement by one year. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,516 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of receivables sold:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross receivables sold/cash proceeds received[1]	$3,563	$2,873	$11,590	$8,725
Collections reinvested under revolving agreement	3,563	2,873	10,590	5,000
Collections not reinvested	200	269	200	269
Net cash proceeds received (remitted)	$(200)	$(269)	$800	$3,456

Net receivables sold[2]	$3,553	$2,864	$11,510	$8,361
Obligations recorded (reversed)	58	39	172	475
[1]There were no initial sales of receivables in either of the three-month periods and $1,000 and $3,725 for the nine months ended September 30, 2020 and 2019, respectively.
[2]Receivables net of allowance, return and incentive reserves and imputed interest.

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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$1,546	$1,481	$4,372	$4,333

Finance lease cost:
Amortization of right-of-use assets	$76	$67	$216	$203
Interest on lease obligation	39	42	116	126
Total finance lease cost	$115	$109	$332	$329

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Supplemental cash flow information related to leases is as follows:

	Nine months ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations
Operating cash flows from operating leases	$3,651	$3,338
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	3,908	7,068

Supplemental balance sheet information related to leases is as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$24,546	$24,039

Accounts payable and accrued liabilities	$3,483	$3,451
Operating lease obligation	22,056	21,804
Total operating lease obligation	$25,539	$25,255
Finance Leases
Property, plant and equipment, at cost	$3,485	$3,534
Accumulated depreciation and amortization	(1,363)	(1,296)
Property, plant and equipment, net	$2,122	$2,238

Current portion of long-term debt	$174	$162
Long-term debt	1,732	1,872
Total finance lease obligation	$1,906	$2,034

	September 30,
	2020	2019
Weighted-Average Remaining Lease Term (years)
Operating leases	8.5	8.7
Finance leases	10.1	10.4

Weighted-Average Discount Rate
Operating leases	4.1%	4.3%
Finance leases	8.1%	8.4%

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Future minimum maturities of lease obligations are as follows:

At September 30, 2020	Operating	Finance
	Leases	Leases
Remainder of 2020	$1,226	$99
2021	4,679	316
2022	4,372	298
2023	3,981	278
2024	3,449	258
Thereafter	13,543	1,720
Total lease payments	31,250	2,969
Less imputed interest	(5,711)	(1,063)
Total	$25,539	$1,906

NOTE 11. STOCKHOLDERS' EQUITY

We have authorized 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at September 30, 2020 and December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 5.00%.
•Series B: 20 thousand shares outstanding at September 30, 2020 and zero issued and outstanding at December 31, 2019, with a €100,000 per share liquidation preference, and an initial dividend rate of 2.875%, subject to reset beginning on May 1, 2025.
•Series C: 70 thousand shares outstanding at September 30, 2020 and zero issued and outstanding at December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 4.75%.

So long as the preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price generally on or after five years from the issuance date, or upon certain other contingent events.

Telco LLC
In September 2020, we issued $2,000 nonconvertible cumulative preferred interests out of a newly created limited liability company (Telco LLC) that was formed to hold telecommunication-related assets. The preferred interests are entitled to cash distributions, subject to declaration and are included in “Noncontrolling interest” on the consolidated balance sheets.

Members’ equity in Telco LLC consist of (1) member’s interests, which are held by a consolidated subsidiary of AT&T, and (2) preferred interests (Telco preferred interests), which pay an initial preferred distribution of 4.25% annually, subject to declaration, and subject to reset every seven years. Failure to pay distributions on the Telco preferred interests would not limit cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Telco preferred interests at the issue price beginning seven years from the issuance date.

The Telco preferred interests holders have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of members equity are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments:

	September 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$9,758	$6,588	$12,130	$5,204
Restricted cash in Other current assets	2	15	69	61
Restricted cash in Other Assets	89	179	96	135
Cash and Cash Equivalents and Restricted Cash	$9,849	$6,782	$12,295	$5,400

Consolidated Statements of Cash Flows	Nine months ended
	September 30,
Cash paid (received) during the period for:	2020	2019
Interest	$6,661	$6,938
Income taxes, net of refunds	306	420
Spectrum acquisitions	1,062	1,022

Other Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities when paid. For the first nine months, we recorded vendor financing commitments related to capital investments of approximately $3,148 in 2020 and $1,917 in 2019.

Total vendor financing payables included in our September 30, 2020 consolidated balance sheet were approximately $3,252, with $1,474 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

Financing Activities
 Debt Transactions At September 30, 2020, our total long-term debt obligations totaled $158,878. Our debt activity during the nine months ended September 30, 2020 primarily consisted of the following:
•Net borrowings of approximately $1,710 of debt under our commercial paper program during the first nine months.
•Entry into and draw on a $5,500 Term Loan Credit Agreement, with certain commercial banks and Bank of America, N.A., as lead agent, in April 2020, which was redeemed in May 2020 (originally due on December 31, 2020).
•Issuance of $16,545 of AT&T global notes due 2027 to 2060 in the second quarter.
•Issuance of €3,000 million global notes ($3,281 at issuance) due 2028 to 2038 in the second quarter.
•Issuance of $11,000 of global notes due 2028 to 2061 in the third quarter.
•Redemption of $12,689 of AT&T global notes due 2020 to 2047 in the second quarter.
•Redemption of $1,800 under term loan credit agreements with certain banks in the second quarter.
•Redemption of $1,000 annual put reset securities issued by BellSouth in the second quarter.
•Redemption of $4,264 of AT&T, WarnerMedia and DIRECTV notes due 2022 in the third quarter.
•Redemption of $1,158 of AT&T and WarnerMedia global notes due 2022 to 2023 in the third quarter.
•Redemption of €2,250 of AT&T floating-rate notes due 2020 (approximately $2,637 at maturity) in the third quarter.
•Redemption of R$3,381 of Sky Serviços de Banda Larga Ltda. floating-rate private loan due 2021 (approximately $1,000 when issued in April 2018 and $638 at redemption due to strengthening of the U.S. dollar against Brazilian real) in the third quarter.
•Repurchases of $11,384 of AT&T global notes and subsidiary notes due 2021 to 2025 tendered for cash in the third quarter.
•Exchange of $17,677 of AT&T and subsidiary notes, due 2031 to 2058, for $1,459 of cash and $21,500 of three new series of AT&T global notes due 2053 to 2059 in the third quarter.

AT&T INC.
SEPTEMBER 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our long-term debt issuances carried a weighted average interest rate of 3.2%, and our long-term debt redemptions had a weighted average interest rate of 3.2%.

AT&T INC.
SEPTEMBER 30, 2020

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

We have recast our segment results for all prior periods to include our prior Xandr segment within our WarnerMedia segment.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating Revenues
Communications	$34,287	$35,401	(3.1)%	$102,128	$105,837	(3.5)%
WarnerMedia	7,514	8,350	(10.0)	22,176	25,990	(14.7)
Latin America	1,396	1,730	(19.3)	4,218	5,205	(19.0)
Corporate and other	431	407	5.9	1,256	1,218	3.1
Eliminations and consolidation	(1,288)	(1,300)	0.9	(3,709)	(3,878)	4.4
AT&T Operating Revenues	42,340	44,588	(5.0)	126,069	134,372	(6.2)

Operating Contribution
Communications	7,648	8,036	(4.8)	23,963	24,718	(3.1)
WarnerMedia	1,770	2,871	(38.3)	5,700	7,784	(26.8)
Latin America	(177)	(166)	(6.6)	(562)	(548)	(2.6)
Segment Operating Contribution	$9,241	$10,741	(14.0)%	$29,101	$31,954	(8.9)%

The Communications segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also records advertising revenues.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from Xandr, previously a separate reportable segment, have been combined with the WarnerMedia segment within Eliminations and other. This segment contains the following:
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
•Eliminations & Other includes the Xandr advertising business and Otter Media Holdings operations, and also removes transactions between the Turner, Home Box Office and Warner Bros. business units, including internal sales of content to the HBO Max platform that began in the fourth quarter of 2019 (see Note 5).

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:
•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.
•Mexico provides wireless service and equipment to customers in Mexico.

COVID-19 Update
Disruptions caused by the coronavirus (COVID-19) and measures taken to prevent its spread or mitigate its effects both domestically and internationally have impacted our results of operations. We recorded approximately $190, or $0.02 per diluted share, in the third quarter and $940, or $0.10 per diluted share, for the first nine months of 2020, of incremental costs associated with voluntary corporate actions taken to protect and compensate front-line employees and contractors or additional WarnerMedia production disruption.

In addition to these incremental costs, we estimate that our operations and comparability were impacted by approximately $1,715, or $0.19 per diluted share, in the third quarter and $2,185, or $0.24 per diluted share, for the first nine months of 2020, for: (1) the resumption of the NBA season, resulting in the shift to third quarter of sports costs historically incurred during the second quarter, and associated advertising revenues, (2) lower television licensing and production revenues due to production hiatus, (3) the partial closure of movie theaters and postponement of theatrical releases, leading to lower content revenues and associated expenses, and (4) the reluctance of consumers to travel at previous levels, driving significantly lower international wireless roaming services that do not have a directly correlated expense reduction.

Subscriber counts at September 30, 2020, exclude customers who we have agreed not to terminate service under the Federal Communications Commission (FCC) "Keep Americans Connected Pledge" or state mandates. For reporting purposes, we excluded 121,000 postpaid (97,000 phone), 13,000 broadband (4,000 fiber) and 7,000 premium TV nonpaying customers even though they are still receiving service.

Third-quarter 2020 subscriber net adds include 233,000 postpaid (151,000 phone), 104,000 broadband (28,000 fiber) and 116,000 premium TV "Keep Americans Connected Pledge" paying accounts.

With partial reopening of the economy and improved collections experience, the economic effects of the pandemic and resulting societal changes remain unpredictable. There are a number of uncertainties that could impact our future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to our operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains. We expect operating results and cash flows to continue to be adversely impacted by COVID-19 for the duration of the pandemic. We expect our fourth-quarter results to be impacted by the following:
•Lower revenues from the partial closure of movie theaters and postponement of theatrical releases, partially offset by lower production and other programming expenses;
•The decline in revenues from international roaming wireless services due to reduced travel; and
•Higher expenses to protect front-line employees, contractors and customers.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating Revenues
Service	$37,782	$40,317	(6.3)%	$113,716	$122,024	(6.8)%
Equipment	4,558	4,271	6.7	12,353	12,348	—
Total Operating Revenues	42,340	44,588	(5.0)	126,069	134,372	(6.2)

Operating expenses
Operations and support	29,178	29,738	(1.9)	87,382	90,482	(3.4)
Depreciation and amortization	7,030	6,949	1.2	21,537	21,256	1.3
Total Operating Expenses	36,208	36,687	(1.3)	108,919	111,738	(2.5)
Operating Income	6,132	7,901	(22.4)	17,150	22,634	(24.2)
Interest expense	1,972	2,083	(5.3)	6,031	6,373	(5.4)
Equity in net income (loss) of affiliates	5	3	66.7	(11)	36	—
Other income (expense) - net	(231)	(935)	(75.3)	1,589	(967)	—
Income Before Income Taxes	3,934	4,886	(19.5)	12,697	15,330	(17.2)
Net Income	3,168	3,949	(19.8)	9,694	12,271	(21.0)
Net Income Attributable to AT&T	2,816	3,700	(23.9)	8,707	11,509	(24.3)
Net Income Attributable to Common Stock	$2,762	$3,700	(25.4)%	$8,569	$11,509	(25.5)%

Operating revenues decreased in the third quarter and in the first nine months of 2020. Communications segment revenue declines were driven by continued declines in video and legacy services, partially offset by increases in strategic and managed business service and third-quarter growth in wireless equipment revenues. Lower WarnerMedia segment revenues reflect limited and postponed theatrical releases and home entertainment releases as well as lower television licensing and productions revenues, partially offset by increased sports-related advertising revenue in the third quarter that shifted from the second quarter. Latin America segment revenue declines were primarily due to foreign exchange rates.

Operations and support expenses decreased in the third quarter and in the first nine months of 2020. The decreases were driven by lower broadcast and programming costs in our Communications segment and, for the first nine months, our WarnerMedia segment. Expense declines in the third quarter were partially offset by increased sports-related programming costs that shifted from the second quarter and increased HBO Max investments in the WarnerMedia segment. Expense declines for the first nine months were also driven by a noncash gain of $900 on a spectrum transaction in the first quarter and our continued focus on cost management, partially offset by charges for a goodwill impairment at our Vrio business unit in the second quarter, employee separation charges and incremental costs related to COVID-19. As part of our cost and efficiency initiatives, we expect operations and support expense improvements to continue as we size our operations to reflect the current economic activity level.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2020.
Amortization expense increased $87, or 4.6% in the third quarter and $222, or 3.6% for the first nine months of 2020 due to the amortization of orbital slot licenses, which began in the first quarter of 2020 (see Note 1).

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Depreciation expense decreased $6, or 0.1% in the third quarter and increased $59, or 0.4% for the first nine months of 2020. The increase for the nine months period was primarily due to ongoing capital spend for network upgrades and expansion partially offset by fully depreciated assets in our Communications segment.

Operating income decreased in the third quarter and for the first nine months of 2020. Our operating income margin for the third quarter decreased from 17.7% in 2019 to 14.5% in 2020 and for the first nine months decreased from 16.8% in 2019 to 13.6% in 2020.

Interest expense decreased in the third quarter and first nine months of 2020, primarily due to lower interest rates and debt balances.

Equity in net income of affiliates increased in the third quarter and decreased for the first nine months of 2020, reflecting changes in our investment portfolio, including our second-quarter 2020 acquisition of the remaining interest in HBO Latin America Group (HBO LAG).

Other income (expense) – net increased in the third quarter and for the first nine months of 2020. The increases were primarily due to the recognition of an actuarial loss of $63 in the third quarter and for the first nine months of 2020, compared to actuarial losses totaling $1,917 and $4,048 in the third quarter and for the first nine months of 2019, respectively, and higher prior service credit amortization in 2020 (see Note 6). Partially offsetting the increases were $1,224 of debt redemption costs in the third quarter, the write-off of certain investments in 2020 and the second-quarter 2019 gain on sale of our interest in Hulu.

Income taxes decreased in the third quarter and for the first nine months of 2020. The decrease in income tax expense in the third quarter was primarily attributable to lower income before tax. The decrease in income tax expense for the first nine months of 2020 was primarily attributable to lower income before income tax offset by the second quarter Vrio goodwill impairment, which is not deductible for tax purposes.

Our effective tax rate was 19.5% for the third quarter and 23.7% for the first nine months of 2020, versus 19.2% and 20.0% for the comparable year-prior periods, respectively. The increase in our effective tax rate for the first nine months was primarily due to the second quarter Vrio goodwill impairment, which is not deductible for tax purposes.

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Segment Operating Revenues
Mobility	$17,894	$17,701	1.1%	$52,445	$52,356	0.2%
Entertainment Group	10,053	11,197	(10.2)	30,637	33,893	(9.6)
Business Wireline	6,340	6,503	(2.5)	19,046	19,588	(2.8)
Total Segment Operating Revenues	34,287	35,401	(3.1)	102,128	105,837	(3.5)

Segment Operating Contribution
Mobility	5,691	5,742	(0.9)	17,284	16,818	2.8
Entertainment Group	779	1,084	(28.1)	3,144	4,076	(22.9)
Business Wireline	1,178	1,210	(2.6)	3,535	3,824	(7.6)
Total Segment Operating Contribution	$7,648	$8,036	(4.8)%	$23,963	$24,718	(3.1)%

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Selected Subscribers and Connections
	September 30,
(000s)	2020	2019
Mobility Subscribers[1]	176,744	162,300
Total domestic broadband connections[1]	15,375	15,575
Network access lines in service	7,562	8,831
U-verse VoIP connections	3,942	4,539
[1]Excludes 121 wireless and 13 broadband customers who we have agreed not to terminate service under the "Keep Americans Connected Pledge," which was implemented March 13, 2020, or state mandates.
Operating revenues decreased in the third quarter and for the first nine months of 2020, driven by declines in our Entertainment Group and Business Wireline business units, partially offset by increases in our Mobility business unit. The decreases reflect the continued shift away from linear video and legacy services and lower wireless service revenues from a decline in international travel. Equipment sales increased in the third quarter but were down for the first nine months due to lower equipment sales in the first quarter of 2020 resulting from pandemic-related store closures. Partially offsetting these declines was growth in our prepaid subscriber base.

Operating contribution decreased in the third quarter and for the first nine months of 2020. The decline in the third quarter reflects lower contribution from all business units. Lower contribution for the first nine months was due to declines in our Business Wireline and Entertainment Group business units, largely offset by improvement in our Mobility business unit. Our Communications segment operating income margin in the third quarter decreased from 22.7% in 2019 to 22.3% in 2020 and for the first nine months increased from 23.4% in 2019 to 23.5% in 2020.

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Service	$13,883	$13,930	(0.3)%	$41,520	$41,383	0.3%
Equipment	4,011	3,771	6.4	10,925	10,973	(0.4)
Total Operating Revenues	17,894	17,701	1.1	52,445	52,356	0.2

Operating expenses
Operations and support	10,182	9,948	2.4	29,083	29,511	(1.5)
Depreciation and amortization	2,021	2,011	0.5	6,078	6,027	0.8
Total Operating Expenses	12,203	11,959	2.0	35,161	35,538	(1.1)
Operating Income	5,691	5,742	(0.9)	17,284	16,818	2.8
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$5,691	$5,742	(0.9)%	$17,284	$16,818	2.8%

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
The following tables highlight other key measures of performance for Mobility:

Subscribers
	September 30,		Percent
(in 000s)	2020	2019	Change
Postpaid[2]	75,969	75,152	1.1%
Prepaid	18,100	17,740	2.0
Reseller	6,708	7,120	(5.8)
Connected devices[1]	75,967	62,288	22.0
Total Mobility Subscribers	176,744	162,300	8.9%
1Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
2Excludes 121 customers who we have agreed not to terminate service under the "Keep Americans Connected Pledge" or state mandates.

Net Additions
	Third Quarter				Nine-Month Period
			Percent				Percent
(in 000s)	2020	2019	Change		2020	2019	Change
Postpaid Phone Net Additions[5]	645	101	—%		657	254	—%
Total Phone Net Additions[5]	776	255	—		880	780	12.8

Postpaid[2,5,6]	1,081	(217)	—		954	(570)	—
Prepaid[6,7]	245	227	7.9		365	669	(45.4)
Reseller[6]	(4)	(231)	98.3		(252)	(677)	62.8
Connected devices[3]	4,203	3,900	7.8		9,976	10,947	(8.9)
Mobility Net Subscriber Additions[1]	5,525	3,679	50.2%		11,043	10,369	6.5%

Postpaid Churn[4,5]	0.85%	1.19%	(34)	BP	0.99%	1.14%	(15)	BP
Postpaid Phone-Only Churn[4,5]	0.69%	0.95%	(26)	BP	0.80%	0.91%	(11)	BP
1Excludes acquisition-related additions during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net (losses) were (44) and (397) for the three months and (470) and (1,164) for the nine months ended September 30, 2020 and 2019, respectively. Wearables and other net adds were 481 and 78 for the three months and 768 and 342 for the nine months ended September 30, 2020 and 2019, respectively.
3Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices.
4Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.
5The third quarter includes 233 (151 phone) "Keep Americans Connected Pledge" paying accounts. The third quarter and nine-month periods ended September 30, 2020, exclude 121 (97 phone) customers who we have agreed not to terminate service under the "Keep Americans Connected Pledge" or state mandates. The third quarter and nine-month period ended September 30, 2020, churn excluding "Keep Americans Connected Pledge" paying accounts was 0.95% postpaid (0.77% phone) and 1.02% postpaid (0.82% phone), respectively.
6The third quarter and nine-month period ended September 30, 2020, exclude subscribers transferred in connection with business dispositions.
7The third quarter and nine-month period ended September 30, 2020, exclude 188 subscriber disconnections resulting from updating our prepaid activation policy.

Service revenue decreased in the third quarter and increased for the first nine months of 2020. The third quarter decrease is due to lower roaming revenue from continued declines in international travel. The increase for the first nine months was largely due to growth in prepaid subscribers and connected devices, offset by impacts of the pandemic.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
ARPU
Postpaid ARPU decreased in the third quarter and for the first nine months. ARPU during 2020 reflects the decline in international roaming revenues and waived fees.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first nine months due to migrations to unlimited plans, continued network improvements and lower overall involuntary disconnects partly related to the "Keep Americans Connected Pledge."

Equipment revenue increased in the third quarter and decreased for the first nine months of 2020. The increase in the third quarter is primarily driven by a mix of sales of higher-priced postpaid smartphone sales and data devices, such as wireless modems and hotspots. The decrease for the first nine months is due to suppressed equipment sales in the first quarter resulting from pandemic-related store closures.

Operations and support expenses increased in the third quarter and decreased for the first nine months of 2020. The increase in the third quarter is largely driven by higher commission deferral amortization, content costs associated with plans offering HBO Max and higher sales costs, partially offset by lower bad debt expense. The increase in commission deferral amortization is partly offset by the impacts of the second-quarter 2020 updates to extend the expected economic life of our Mobility customers.

The decrease for the first nine months was driven by lower equipment sales and marketing expense, cost initiatives, asset optimization and higher bad debt expense in 2019 resulting from prior-year charges in response to credit easing policies. Partially offsetting the decrease were costs associated with plans offering HBO Max and higher commission deferral amortization.

Depreciation expense increased in the third quarter and for the first nine months of 2020 primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income decreased in the third quarter and increased for the first nine months of 2020. Our Mobility operating income margin in the third quarter decreased from 32.4% in 2019 to 31.8% in 2020, and for the first nine months increased from 32.1% in 2019 to 33.0% in 2020. Our Mobility EBITDA margin in the third quarter decreased from 43.8% in 2019 to 43.1% in 2020, and for the first nine months increased from 43.6% in 2019 to 44.5% in 2020. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

Subscriber Relationships
As the wireless industry has matured, future wireless growth will depend on our ability to offer innovative services, plans and devices that take advantage of our premier 5G wireless network, which went nationwide in July 2020, and to provide these services in bundled product offerings. Subscribers that purchase two or more services from us have significantly lower churn than subscribers that purchase only one service. To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible.

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

Connected Devices
Connected devices include data-centric devices such as wholesale automobile systems, monitoring devices, fleet management and session-based tablets. The number of connected device subscribers increased in 2020, and during the third quarter and for the first nine months of 2020, we added approximately 3.0 million and 6.7 million wholesale connected cars, respectively, through agreements with various carmakers and experienced strong growth in other Internet of Things (IoT) connections. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Entertainment Group Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Video entertainment	$6,964	$7,933	(12.2)%	$21,335	$24,042	(11.3)%
High-speed internet	2,128	2,117	0.5	6,329	6,296	0.5
Legacy voice and data services	538	628	(14.3)	1,679	1,969	(14.7)
Other service and equipment	423	519	(18.5)	1,294	1,586	(18.4)
Total Operating Revenues	10,053	11,197	(10.2)	30,637	33,893	(9.6)

Operating expenses
Operations and support	7,997	8,797	(9.1)	23,618	25,839	(8.6)
Depreciation and amortization	1,277	1,316	(3.0)	3,875	3,978	(2.6)
Total Operating Expenses	9,274	10,113	(8.3)	27,493	29,817	(7.8)
Operating Income	779	1,084	(28.1)	3,144	4,076	(22.9)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$779	$1,084	(28.1)%	$3,144	$4,076	(22.9)%

The following tables highlight other key measures of performance for Entertainment Group:

Connections
	September 30,		Percent
(in 000s)	2020	2019	Change
Video Connections
Premium TV1	17,100	20,418	(16.3)%
AT&T TV Now	683	1,145	(40.3)
Total Video Connections[1]	17,783	21,563	(17.5)

Total Broadband Connections[1]	14,102	14,301	(1.4)
Fiber Broadband Connections	4,678	3,696	26.6

Retail Consumer Switched Access Lines	2,977	3,467	(14.1)
U-verse Consumer VoIP Connections	3,361	3,973	(15.4)
Total Retail Consumer Voice Connections	6,338	7,440	(14.8)%
[1]Excludes 7 premium TV and 13 broadband connections who we have agreed not to terminate service under the "Keep Americans Connected Pledge" or state mandates.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Video Net Additions
Premium TV1	(590)	(1,163)	49.3%	(2,373)	(2,485)	4.5%
AT&T TV Now	(37)	(195)	81.0	(243)	(446)	45.5
Net Video Additions[1]	(627)	(1,358)	53.8	(2,616)	(2,931)	10.7

Net Broadband Additions[1]	158	(119)	—	(17)	(108)	84.3
Fiber Broadband Net Additions	357	318	12.3%	791	933	(15.2)%
[1]The third quarter includes 116 video and 104 broadband (28 fiber) "Keep Americans Connected Pledge" paying accounts. The third quarter and nine-month period ended September 30, 2020, exclude 7 premium TV and 13 broadband (4 fiber) connections who we have agreed not to terminate service under the "Keep Americans Connected Pledge."

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the third quarter and for the first nine months of 2020, largely driven by a decline in premium TV and OTT subscribers as we continue to focus on retention of existing subscribers with a particular focus on our high-value subscribers, and lower subscription-based advertising revenues driven by impacts of the pandemic. Consistent with the rest of the industry, our customers continue to shift from a premium linear service to more economically priced OTT and subscription video on demand offerings, which has impacted our video revenues.

High-speed internet revenues increased in the third quarter and for the first nine months of 2020, driven by higher ARPU resulting from an increase in high-speed fiber net additions and pricing, partially offset by a decline in the average subscriber base.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2020, reflecting the continued decline in the number of customers.

Operations and support expenses decreased in the third quarter and for the first nine months of 2020. Contributing to the decreases were lower content and selling costs largely due to fewer subscribers, the impact of one less week of NFL games compared to the prior year, and our ongoing focus on cost initiatives. Partially offsetting the decreases were annual content rate increases, higher commission and fulfillment cost deferral amortization, including the impact of the second-quarter 2020 updates to decrease the estimated economic life for our Entertainment Group customers, and pandemic-related compassion payments made in the first half of 2020.

Depreciation expense decreased in the third quarter and for the first nine months of 2020 due to network assets becoming fully depreciated, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased in the third quarter and for the first nine months of 2020. Our Entertainment Group operating income margin in the third quarter decreased from 9.7% in 2019 to 7.7% in 2020, and for the first nine months decreased from 12.0% in 2019 to 10.3% in 2020. Our Entertainment Group EBITDA margin in the third quarter decreased from 21.4% in 2019 to 20.5% in 2020, and for the first nine months decreased from 23.8% in 2019 to 22.9% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Strategic and managed services	$3,967	$3,900	1.7%	$11,789	$11,513	2.4%
Legacy voice and data services	2,031	2,252	(9.8)	6,227	6,973	(10.7)
Other service and equipment	342	351	(2.6)	1,030	1,102	(6.5)
Total Operating Revenues	6,340	6,503	(2.5)	19,046	19,588	(2.8)

Operating expenses
Operations and support	3,833	4,022	(4.7)	11,563	12,029	(3.9)
Depreciation and amortization	1,329	1,271	4.6	3,948	3,735	5.7
Total Operating Expenses	5,162	5,293	(2.5)	15,511	15,764	(1.6)
Operating Income	1,178	1,210	(2.6)	3,535	3,824	(7.6)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$1,178	$1,210	(2.6)%	$3,535	$3,824	(7.6)%

Strategic and managed services revenues increased in the third quarter and for the first nine months of 2020. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and outsourcing services. Revenue increases were primarily attributable to growth in our security and cloud solutions, dedicated internet and voice services and also includes the impact of higher demand for connectivity due to the pandemic.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2020, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment revenues decreased in the third quarter and for the first nine months of 2020, reflecting prior-year licensing of intellectual property assets. Revenue trends are impacted by the licensing of intellectual property assets, which vary from period-to-period. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses decreased in the third quarter and for the first nine months of 2020, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization.

Depreciation expense increased in the third quarter and for the first nine months of 2020, primarily due to increases in capital spending for network upgrades and expansion.

Operating income decreased in the third quarter and for the first nine months of 2020. Our Business Wireline operating income margin in the third quarter remained consistent at 18.6% in 2019 and 18.6% in 2020, and for the first nine months decreased from 19.5% in 2019 to 18.6% in 2020. Our Business Wireline EBITDA margin in the third quarter increased from 38.2% in 2019 to 39.5% in 2020, and for the first nine months increased from 38.6% in 2019 to 39.3% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

WARNERMEDIA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Segment Operating Revenues
Turner	$3,176	$3,007	5.6%	$9,326	$9,860	(5.4)%
Home Box Office	1,781	1,819	(2.1)	4,905	5,045	(2.8)
Warner Bros.	2,411	3,333	(27.7)	8,907	10,240	(13.0)
Eliminations and other	146	191	(23.6)	(962)	845	—
Total Segment Operating Revenues	7,514	8,350	(10.0)	22,176	25,990	(14.7)

Cost of revenues
Turner	1,689	1,036	63.0	3,974	4,512	(11.9)
Home Box Office	1,244	847	46.9	3,155	2,356	33.9
Warner Bros.	1,600	2,261	(29.2)	6,179	7,183	(14.0)
Selling, general and administrative	1,364	1,278	6.7	4,152	3,994	4.0
Eliminations and other	(313)	(93)	—	(1,455)	(127)	—
Depreciation and amortization	171	165	3.6	501	425	17.9
Total Operating Expenses	5,755	5,494	4.8	16,506	18,343	(10.0)
Operating Income	1,759	2,856	(38.4)	5,670	7,647	(25.9)
Equity in Net Income (Loss) of Affiliates	11	15	(26.7)	30	137	(78.1)
Total Segment Operating Contribution	$1,770	$2,871	(38.3)%	$5,700	$7,784	(26.8)%

Our WarnerMedia segment includes our Turner, Home Box Office (HBO) and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases.

Operating revenues decreased in the third quarter and for the first nine months of 2020, primarily due to lower theatrical and television product revenues, reflecting the pandemic-related postponement of theatrical releases and television production delays at Warner Bros. HBO revenues also declined, driven by lower licensing revenues that were partially offset by growth in international revenues and domestic direct-to-consumer subscribers. Turner revenues were higher in the third quarter as a result of increased advertising revenues that shifted from the second quarter to the third quarter as a result of the restart of the NBA season, but lower for the nine months due to advertising revenues lost as a result of pandemic-related cancellation of other televised sporting events.

Operating contribution decreased in the third quarter and for the first nine months of 2020. The WarnerMedia segment operating income margin in the third quarter decreased from 34.2% in 2019 to 23.4% in 2020 and for the first nine months decreased from 29.4% in 2019 to 25.6% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

WarnerMedia Business Unit Discussion
Turner Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Subscription	$1,840	$1,927	(4.5)%	$5,693	$5,835	(2.4)%
Advertising	1,077	913	18.0	2,830	3,440	(17.7)
Content and other	259	167	55.1	803	585	37.3
Total Operating Revenues	3,176	3,007	5.6	9,326	9,860	(5.4)

Operating expenses
Cost of revenues	1,689	1,036	63.0	3,974	4,512	(11.9)
Selling, general and administrative	399	424	(5.9)	1,171	1,301	(10.0)
Depreciation and amortization	69	68	1.5	207	167	24.0
Total Operating Expenses	2,157	1,528	41.2	5,352	5,980	(10.5)
Operating Income	1,019	1,479	(31.1)	3,974	3,880	2.4
Equity in Net Income (Loss) of Affiliates	(6)	10	—	—	46	—
Operating Contribution	$1,013	$1,489	(32.0)%	$3,974	$3,926	1.2%

Operating revenues increased in the third quarter and decreased for the first nine months of 2020. The increase in the quarter was primarily due to increases in advertising revenue resulting from shifting the remainder of the NBA season into the third quarter and higher content and other revenues from sales to HBO Max, which are eliminated in consolidation within the WarnerMedia segment. Partially offsetting the increases were unfavorable foreign exchange rates and lower subscription revenues at regional sports networks.

The decrease for the nine months was primarily due to lower advertising revenues resulting from the cancellation of the NCAA Division I Men’s Basketball Tournament in the first quarter of 2020; lower subscription revenues at regional sports networks; and unfavorable exchange rates. These decreases were partially offset by higher content and other revenue, including internal sales to HBO Max.

Cost of revenues increased in the third quarter and decreased for the first nine months of 2020. The increase in the third quarter was primarily due to higher programming costs, including sports costs of approximately $600 resulting from the shift of the remainder of the NBA season from the second to the third quarter. The decrease for the first nine months was primarily due to lower sports programming costs. We expect continued impacts from shifting sporting event schedules and/or compressed seasons, for example the delay of the NBA season that historically has started in the fourth quarter.

Selling, general and administrative decreased in the third quarter and for the first nine months of 2020.

Operating income decreased in the third quarter and increased for the first nine months of 2020. Our Turner operating income margin in the third quarter decreased from 49.2% in 2019 to 32.1% in 2020, and for the first nine months increased from 39.4% in 2019 to 42.6% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Home Box Office Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Subscription	$1,624	$1,533	5.9%	$4,403	$4,383	0.5%
Content and other	157	286	(45.1)	502	662	(24.2)
Total Operating Revenues	1,781	1,819	(2.1)	4,905	5,045	(2.8)

Operating expenses
Cost of revenues	1,244	847	46.9	3,155	2,356	33.9
Selling, general and administrative	450	225	—	1,081	768	40.8
Depreciation and amortization	27	33	(18.2)	73	67	9.0
Total Operating Expenses	1,721	1,105	55.7	4,309	3,191	35.0
Operating Income	60	714	(91.6)	596	1,854	(67.9)
Equity in Net Income (Loss) of Affiliates	—	10	—	15	40	(62.5)
Operating Contribution	$60	$724	(91.7)%	$611	$1,894	(67.7)%

Operating revenues decreased in the third quarter and for the first nine months of 2020, primarily due to decreases in content and other revenue resulting from lower content licensing. Partially offsetting these decreases was growth in international subscription revenue primarily due to the May 2020 acquisition of HBO LAG and higher domestic direct-to-consumer subscribers. At September 30, 2020, we had 38.0 million U.S. subscribers from HBO Max and HBO, up from 34.6 million at December 31, 2019.

Cost of revenues increased in the third quarter and for the first nine months of 2020, primarily due to approximately $560 of programming investment related to HBO Max.

Selling, general and administrative increased in the third quarter and for the first nine months of 2020, primarily due to higher marketing costs associated with HBO Max.

Operating income decreased in the third quarter and for the first nine months of 2020. Our HBO operating income margin in the third quarter decreased from 39.3% in 2019 to 3.4% in 2020, and for the first nine months decreased from 36.7% in 2019 to 12.2% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Warner Bros. Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Theatrical product	$1,068	$1,375	(22.3)%	$3,203	$4,408	(27.3)%
Television product	960	1,461	(34.3)	4,605	4,384	5.0
Games and other	383	497	(22.9)	1,099	1,448	(24.1)
Total Operating Revenues	2,411	3,333	(27.7)	8,907	10,240	(13.0)

Operating expenses
Cost of revenues	1,600	2,261	(29.2)	6,179	7,183	(14.0)
Selling, general and administrative	373	445	(16.2)	1,327	1,360	(2.4)
Depreciation and amortization	43	39	10.3	124	122	1.6
Total Operating Expenses	2,016	2,745	(26.6)	7,630	8,665	(11.9)
Operating Income	395	588	(32.8)	1,277	1,575	(18.9)
Equity in Net Income (Loss) of Affiliates	(23)	(25)	8.0	(50)	(19)	—
Operating Contribution	$372	$563	(33.9)%	$1,227	$1,556	(21.1)%

Operating revenues decreased in the third quarter and for the first nine months of 2020, primarily due to pandemic-related movie theater closures and television and theatrical production delays.

Theatrical product revenues in the third quarter and for the first nine months were lower due to partial reopening of theaters, postponement of theatrical releases and unfavorable comparisons to the prior year, which included, in first-quarter 2019, carryover revenues from the theatrical release of Aquaman.

Television product revenues decreased in the third quarter, primarily due to lower initial telecast revenues resulting from television production delays and also lower licensing. For the first nine months, television product revenues increased from licensing, including internal sales to HBO Max, which are eliminated in consolidation within the WarnerMedia segment.

Games and other revenue declines in the third quarter and for the first nine months were primarily due to reduced studio operations and unfavorable games comparison to the prior year, which included the second-quarter 2019 release of Mortal Kombat 11.

Cost of revenues decreased in the third quarter and for the first nine months of 2020, primarily due to the production hiatus and lower marketing of theatrical product, partially offset by incremental production shutdown costs.

Selling, general and administrative decreased in the third quarter and for the first nine months of 2020, primarily due to lower print and advertising expenses and lower distribution fees. Favorable collection experience in the third quarter allowed us to reduce our first quarter bad debt estimates.

Operating income decreased in the third quarter and for the first nine months of 2020. Our Warner Bros. operating income margin in the third quarter decreased from 17.6% in 2019 to 16.4% in 2020, and for the first nine months decreased from 15.4% in 2019 to 14.3% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Segment Operating Revenues
Vrio	$753	$1,013	(25.7)%	$2,392	$3,112	(23.1)%
Mexico	643	717	(10.3)	1,826	2,093	(12.8)
Total Segment Operating Revenues	1,396	1,730	(19.3)	4,218	5,205	(19.0)

Segment Operating Contribution
Vrio	(34)	13	—	(101)	43	—
Mexico	(143)	(179)	20.1	(461)	(591)	22.0
Total Segment Operating Contribution	$(177)	$(166)	(6.6)%	$(562)	$(548)	(2.6)%

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

Operating revenues decreased in the third quarter and for the first nine months of 2020 primarily driven by foreign exchange rates and the impact of COVID-19.

Operating contribution decreased in the third quarter and for the first nine months of 2020, reflecting foreign exchange rates and the impact of COVID-19. Our Latin America segment operating income margin in the third quarter decreased from (10.3)% in 2019 to (13.7)% in 2020, and for the first nine months decreased from (11.0)% in 2019 to (13.9)% in 2020.

Latin America Business Unit Discussion
Vrio Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues	$753	$1,013	(25.7)%	$2,392	$3,112	(23.1)%

Operating expenses
Operations and support	675	851	(20.7)	2,119	2,598	(18.4)
Depreciation and amortization	126	162	(22.2)	400	496	(19.4)
Total Operating Expenses	801	1,013	(20.9)	2,519	3,094	(18.6)
Operating Income (Loss)	(48)	—	—	(127)	18	—
Equity in Net Income (Loss) of Affiliates	14	13	7.7	26	25	4.0
Operating Contribution	$(34)	$13	—%	$(101)	$43	—%

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
The following tables highlight other key measures of performance for Vrio:

				September 30,		Percent
(in 000s)				2020	2019	Change
Vrio Video Subscribers				10,893	13,306	(18.1)%

	Third Quarter			Nine -Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Vrio Video Net Additions[1]	229	(167)	—%	(197)	(310)	36.5%
[1]The nine-month period ended September 30, 2020, excludes the impact of 2.2 million subscriber disconnections resulting from the closure of our DIRECTV operations in Venezuela.

Operating revenues decreased in the third quarter and for the first nine months of 2020, primarily driven by foreign exchange and COVID-19 impacts.

Operations and support expenses decreased in the third quarter and for the first nine months of 2020, primarily driven by foreign exchange and COVID-19 impacts. Approximately 21% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the third quarter and for the first nine months of 2020, primarily due to changes in foreign exchange rates.

Operating income decreased in the third quarter and for the first nine months of 2020. Our Vrio operating income was $(48), or an operating income margin of (6.4)%, compared to an operating income of $0 in the year-earlier quarter. Our Vrio operating income margin for the first nine months decreased from 0.6% in 2019 to (5.3)% in 2020. Our Vrio EBITDA margin in the third quarter decreased from 16.0% in 2019 to 10.4% in 2020, and for the first nine months decreased from 16.5% in 2019 to 11.4% in 2020.

Mexico Results
	Third Quarter			Nine-Month Period
	2020	2019	Percent Change	2020	2019	Percent Change
Operating revenues
Service	$385	$455	(15.4)	$1,197	$1,376	(13.0)%
Equipment	258	262	(1.5)	629	717	(12.3)
Total Operating Revenues	643	717	(10.3)	1,826	2,093	(12.8)

Operating expenses
Operations and support	662	774	(14.5)	1,914	2,312	(17.2)
Depreciation and amortization	124	122	1.6	373	372	0.3
Total Operating Expenses	786	896	(12.3)	2,287	2,684	(14.8)
Operating Income (Loss)	(143)	(179)	20.1	(461)	(591)	22.0
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$(143)	$(179)	20.1%	$(461)	$(591)	22.0%
The following tables highlight other key measures of performance for Mexico:

				September 30,		Percent
(in 000s)				2020	2019	Change
Mexico Wireless Subscribers
Postpaid				4,710	5,352	(12.0)%
Prepaid				13,249	12,848	3.1
Reseller				455	419	8.6
Total Mexico Wireless Subscribers				18,414	18,619	(1.1)%

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Mexico Wireless Net Additions[1]
Postpaid	(61)	(137)	55.5%	(393)	(359)	(9.5)%
Prepaid	472	668	(29.3)	(335)	1,183	—
Reseller	30	67	(55.2)	83	166	(50.0)
Mexico Wireless Net Additions	441	598	(26.3)%	(645)	990	—%
[1]The nine-month period ended September 30, 2020, excludes the impact of 101 subscriber disconnections resulting from conforming our policy on reporting of fixed wireless resellers.

Service revenues decreased in the third quarter and for the first nine months of 2020, primarily due to foreign exchange rates, as well as lower volumes and store traffic related to COVID-19.

Equipment revenues decreased in the third quarter and for the first nine months of 2020, primarily due to changes in foreign exchange rates. The decrease for the first nine months also includes lower equipment sales volumes related to COVID-19.

Operations and support expenses decreased in the third quarter and for the first nine months of 2020, primarily due to changes in foreign exchange rates. The decrease for the first nine months also includes lower equipment sales. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2020, primarily due to the amortization of spectrum licenses and higher in-service assets. These increases were partially offset by changes in foreign exchange rates.

Operating income increased in the third quarter and first nine months of 2020. Our Mexico operating income margin in the third quarter increased from (25.0)% in 2019 to (22.2)% in 2020, and for the first nine months increased from (28.2)% in 2019 to (25.2)% in 2020. Our Mexico EBITDA margin in the third quarter increased from (7.9)% in 2019 to (3.0)% in 2020, and for the first nine months increased from (10.5)% in 2019 to (4.8)% in 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
SUPPLEMENTAL TOTAL ADVERTISING REVENUE INFORMATION

As a supplemental presentation, we are providing a view of total advertising revenues generated by AT&T. See revenue categories tables in Note 5 for a reconciliation.

Total Advertising Revenues
	Third Quarter			Nine-Month Period
	2020	2019	Percent Change	2020	2019	Percent Change
Operating Revenues
Turner	$1,077	$913	18.0%	$2,830	$3,440	(17.7)%
Xandr	497	504	(1.4)	1,348	1,415	(4.7)
Entertainment Group	408	421	(3.1)	1,115	1,170	(4.7)
Other	105	106	(0.9)	278	281	(1.1)
Eliminations	(408)	(421)	3.1	(1,115)	(1,170)	4.7
Total Advertising Revenues	$1,679	$1,523	10.2%	$4,456	$5,136	(13.2)%

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

Business Solutions Results
	Third Quarter			Nine-Month Period
	2020	2019	Percent Change	2020	2019	Percent Change

Operating revenues
Wireless service	$1,951	$1,888	3.3%	$5,784	$5,546	4.3%
Strategic and managed services	3,967	3,900	1.7	11,789	11,513	2.4
Legacy voice and data services	2,031	2,252	(9.8)	6,227	6,973	(10.7)
Other service and equipment	342	351	(2.6)	1,030	1,102	(6.5)
Wireless equipment	662	692	(4.3)	1,957	1,899	3.1
Total Operating Revenues	8,953	9,083	(1.4)	26,787	27,033	(0.9)

Operating expenses
Operations and support	5,508	5,645	(2.4)	16,642	16,771	(0.8)
Depreciation and amortization	1,650	1,573	4.9	4,912	4,643	5.8
Total Operating Expenses	7,158	7,218	(0.8)	21,554	21,414	0.7
Operating Income	1,795	1,865	(3.8)	5,233	5,619	(6.9)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$1,795	$1,865	(3.8)%	$5,233	$5,619	(6.9)%

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
OTHER BUSINESS MATTERS

Spectrum Auction In March 2020, we were the winning bidder of high-frequency 37/39 GHz licenses in FCC Auction 103 covering an average of 786 MHz nationwide for approximately $2,400. Prior to the auction, we exchanged the 39 GHz licenses with a book value of approximately $300 that were previously acquired through FiberTower Corporation for vouchers to be applied against the winning bids and recorded a $900 gain in the first quarter of 2020. These vouchers yielded a value of approximately $1,200 which was applied toward our $2,400 gross bids. We made our final payment of approximately $950 for the Auction 103 payment in April 2020.The FCC granted the licenses in June 2020.

Labor Contracts As of September 30, 2020, we employed approximately 235,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.
•A contract covering approximately 7,000 Mobility employees expired in February 2020. In March 2020, a new 4-year contract was ratified by employees and will expire in February 2024.
•A contract covering approximately 13,000 wireline employees in our West region expired in April 2020. In May 2020, a new 4-year contract was ratified by employees and will expire in April 2024.
•A contract covering approximately 14,000 employees in the Southwest region scheduled to expire in April 2021 was extended four years and will now expire in April 2025.

Pension Diversification In 2013, we made a voluntary contribution of 320 million Series A Cumulative Perpetual Preferred Membership Interests in Mobility II (Mobility preferred interests), the primary holding company for our wireless business, to the trust used to pay pension benefits under certain of our qualified pension plans. Since their contribution, the Mobility preferred interests are plan assets under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and have been recognized as such in the plan’s separate financial statements. On September 28, 2020, the trust, through the independent investment manager/fiduciary, sold 106.7 million of these interests to unrelated third parties. The aggregate purchase price was $2,885, which includes accrued distributions through the date of sale.

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

Communications Segment
Internet The FCC currently classifies fixed and mobile consumer broadband services as information services, subject to light-touch regulation. The D.C. Circuit upheld the FCC’s current classification, although it remanded three discrete issues to the FCC for further consideration. No party sought Supreme Court review of the D.C. Circuit’s decision, so that decision is final.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
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

Wireless The industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Federal regulations also can delay and impede the deployment of infrastructure used to provide telecommunications and broadband services, including small cell equipment. In March, August and September 2018, the FCC adopted orders to streamline federal and local wireless infrastructure review processes in order to facilitate deployment of next-generation wireless facilities. Specifically, the FCC’s March 2018 Order streamlined historical, tribal, and environmental review requirements for wireless infrastructure, including the exclusion of most small cell facilities from such review. The Order was appealed and in August 2019, the D.C. Circuit Court of Appeals vacated the FCC’s finding that most small cell facilities are excluded from review, but otherwise upheld the FCC’s Order. The FCC’s August and September 2018 Orders simplified the regulations for attaching telecommunications equipment to utility poles and clarified when local government right-of-way access and use restrictions can be preempted because they unlawfully prohibit the provision of telecommunications services. Those orders were appealed to the 9th Circuit Court of Appeals, which in August 2020 largely upheld the FCC Orders. In addition to the FCC’s actions, to date, 28 states and Puerto Rico have adopted legislation to facilitate small cell deployment.

In December 2018, we introduced the nation’s first commercial mobile 5G service. In July 2020, we announced nationwide 5G coverage. We anticipate the introduction of 5G handsets and devices will contribute to a renewed interest in equipment upgrades.

LIQUIDITY AND CAPITAL RESOURCES

We had $9,758 in “Cash and cash equivalents” available at September 30, 2020. “Cash and cash equivalents” included cash of $2,222 and money market funds and other cash equivalents of $7,536. Approximately $2,031 of our “Cash and cash equivalents” were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020. We will continue to monitor impacts on the COVID-19 pandemic on our liquidity and capital resources.

“Cash and cash equivalents” decreased $2,372 since December 31, 2019. In the first nine months of 2020, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, the issuances of commercial paper and long-term debt and the issuances of cumulative preferred stock and cumulative preferred interests in a subsidiary. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, debt repayments, funding capital expenditures and vendor financing payments, dividends to stockholders, share repurchases, and spectrum acquisitions.

Cash Provided by or Used in Operating Activities
During the first nine months of 2020, cash provided by operating activities was $33,048, compared to $36,725 for the first nine months of 2019, impacted by the timing of working capital payments.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $1,051 and $345 for the nine months ended September 30, 2020 and 2019, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
For the first nine months of 2020, cash used in investing activities totaled $13,726, and consisted primarily of $13,283 (including interest during construction) for capital expenditures, final payment of approximately $950 for wireless spectrum licenses won in Auction 103, and $141 for acquiring the remaining interest in HBO LAG. During the third quarter, we also received approximately $400 from corporate owned life insurance investments.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first nine months of 2020, vendor financing payments were $1,965, compared to $2,601 for the first nine months of 2019. Capital expenditures in the first nine months of 2020 were $13,283, and when including $1,965 cash paid for vendor financing and excluding $143 of FirstNet reimbursements, gross capital investment was $15,391 ($3,156 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months, we placed $3,148 of equipment in service under vendor financing arrangements (compared to $1,917 in the prior-year comparable period) and approximately $940 of assets related to the FirstNet build (compared to $850 in the prior-year comparable period). We expect to receive approximately $1,400 in reimbursement from the government by year-end for the completion of certain task orders. The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first nine months of 2020, cash used in financing activities totaled $21,768 and was comprised of debt issuances and repayments, issuances of preferred stock and preferred interests in a subsidiary, payments of dividends, and share repurchases.

During the first nine months of 2020, debt issuances included proceeds of $9,440 in short-term borrowings (including approximately $3,950 of commercial paper) and $31,987 of net proceeds from long-term debt. Borrowing activity included the following issuances:

Issued and redeemed in 2020:
•March draw of $750 on a private financing agreement (repaid in the second quarter).
•April draw of $5,500 on a term loan credit agreement with certain commercial banks and Bank of America, N.A., as lead agent (repaid in the second quarter).

Issued and outstanding in 2020:
•February issuance of $2,995 of 4.000% global notes due 2049.
•March borrowings of $665 from loan programs with export agencies of foreign governments to support network equipment purchases in those countries.
•May issuances totaling $12,500 in global notes, comprised of $2,500 of 2.300% global notes due 2027, $3,000 of 2.750% global notes due 2031, $2,500 of 3.500% global notes due 2041, $3,000 of 3.650% global notes due 2051 and $1,500 of 3.850% global notes due 2060.
•May issuances totaling €3,000 million in global notes (approximately $3,281 at issuance), comprised of €1,750 million of 1.600% global notes due 2028, €750 million of 2.050% global notes due 2032 and €500 million of 2.600% global notes due 2038.
•June issuance of $1,050 of 3.750% global notes due 2050.
•August issuances totaling $11,000 in global notes, comprised of $2,250 of 1.650% global notes due 2028, $2,500 of 2.250% global notes due 2032, $2,500 of 3.100% global notes due 2043, $2,250 of 3.300% global notes due 2052 and $1,500 of 3.500% global notes due 2061.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
During the first nine months of 2020, repayments of debt included $7,710 of short-term borrowings (including $2,210 of commercial paper) and $37,583 of long-term debt. Repayments included:

Notes redeemed at maturity:
•$800 of AT&T floating-rate notes in the first quarter.
•$687 of AT&T floating-rate notes in the second quarter.
•€2,250 of AT&T floating-rate notes in the third quarter (approximately $2,637 at maturity).

Notes redeemed or repurchased prior to maturity:
•$2,619 of 4.600% AT&T global notes with original maturity in 2045, in the first quarter.
•$2,750 of 2.450% AT&T global notes with original maturity in 2020, in the second quarter
•$1,000 of annual put reset securities issued by BellSouth, in the second quarter.
•$683 of 4.600% AT&T global notes with original maturity in 2021, in the second quarter.
•$1,695 of 2.800% AT&T global notes with original maturity in 2021, in the second quarter.
•$853 of 4.450% AT&T global notes with original maturity in 2021, in the second quarter.
•$1,172 of 3.875% AT&T global notes with original maturity in 2021, in the second quarter.
•$1,430 of 5.500% AT&T global notes with original maturity in 2047, in the second quarter.
•$1,457 of 3.000% AT&T global notes with original maturity in 2022, in the third quarter.
•$1,250 of 3.200% AT&T global notes with original maturity in 2022, in the third quarter.
•$1,012 of 3.800% AT&T global notes with original maturity in 2022, in the third quarter.
•$422 of 4.000% AT&T global notes with original maturity in 2022, in the third quarter.
•$60 of 3.800% DIRECTV senior notes with original maturity in 2022, in the third quarter.
•$63 of 4.00% Warner Media, LLC notes with original maturity in 2022, in the third quarter.
•$11,384 of AT&T global notes and subsidiary notes that were tendered for cash in the third quarter. The notes had floating and fixed interest rates. The fixed rates ranged from 3.400% to 7.850% and original maturities ranging from 2021 to 2025.
•$53 of 3.400% Warner Media, LLC notes with original maturity in 2022, in the third quarter.
•$177 of 3.400% AT&T global notes with original maturity in 2022, in the third quarter.
•$928 of 3.600% AT&T global notes with original maturity in 2023, in the third quarter.

Credit facilities repaid and other borrowings:
•$750 of borrowings under a private financing agreement, in the first quarter.
•$750 of borrowings under a private financing agreement, in the second quarter.
•$5,500 under our April 2020 term loan credit agreement with certain commercial banks and Bank of America, in the second quarter.
•$1,300 under our term loan credit agreement with Bank of America, in the second quarter.
•$500 under our term loan credit agreement with Bank of Communications Co., in the second quarter.
•R$3,381 of Sky Serviços de Banda Larga Ltda. floating-rate loan in the third quarter (approximately $1,000 when issued in April 2018 and $638 at redemption due to strengthening of the U.S. dollar against Brazilian real).

During the third quarter of 2020, we also exchanged $17,677 of AT&T and subsidiary notes, with interest rates ranging from 4.35% to 8.75% and original maturities ranging from 2031 to 2058 for $1,459 of cash and $21,500 of three new series of AT&T global notes, with interest rates ranging from 3.50% to 3.65% and maturities ranging from 2053 to 2059.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.1% as of September 30, 2020 and 4.4% as of December 31, 2019. We had $155,218 of total notes and debentures outstanding at September 30, 2020, which included Euro, British pound sterling, Canadian dollar, Swiss franc, Australian dollar, Brazilian real, and Mexican peso denominated debt that totaled approximately $43,347.

At September 30, 2020, we had $5,898 of debt maturing within one year, consisting of $1,754 of commercial paper borrowings and $4,144 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
For the first nine months of 2020, we paid $1,965 of cash under our vendor financing program, compared to $2,601 in the first nine months of 2019. Total vendor financing payables included in our September 30, 2020 consolidated balance sheet were approximately $3,252, with $1,474 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

Financing activities in the first nine months of 2020 also included $1,979 from the September issuance of preferred interests in a subsidiary and $3,869 for the February issuance of Series B and Series C preferred stock (see Note 11).

We repurchased approximately 142 million shares of common stock, predominantly in the first quarter, and completed the share repurchase authorization approved by the Board of Directors in 2013. In March 2020, we cancelled an accelerated share repurchase agreement that was planned for the second quarter and other repurchases to maintain flexibility and focus on continued investment in serving our customers, taking care of our employees and enhancing our network, including 5G. At September 30, 2020, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $11,215 during the first nine months of 2020, compared with $11,162 for the first nine months of 2019. Dividends were higher in 2020, primarily due to dividend payments to preferred stockholders and the increase in our quarterly dividend on common stock approved by our Board of Directors in December 2019, partially offset by fewer shares outstanding.

Dividends on common stock declared by our Board of Directors totaled $1.56 per share in the first nine months of 2020 and $1.53 per share for the first nine months of 2019. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In December 2018, we amended our five-year revolving credit agreement (the “Amended and Restated Credit Agreement”) and concurrently entered into a new five-year agreement (the “Five Year Credit Agreement”) such that we now have two $7,500 revolving credit agreements totaling $15,000. The Amended and Restated Credit Agreement terminates on December 11, 2021 and the Five Year Credit Agreement terminates on December 11, 2023. No amounts were outstanding under either agreement as of September 30, 2020.

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

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of September 30, 2020, we were in compliance with the covenants for our credit facilities.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Collateral Arrangements
During 2019 and 2020, we amended collateral arrangements with counterparties to require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 90% of our approximate $43,000 derivative portfolio, counterparties are still required to post collateral. During the first nine months of 2020, we deposited approximately $320 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2020, our debt ratio was 44.9%, compared to 45.9% at September 30, 2019 and 44.7% at December 31, 2019. Our net debt ratio was 42.1% at September 30, 2020, compared to 44.1% at September 30, 2019 and 41.4% at December 31, 2019. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments and debt acquired in business combinations. In October 2020, with the sale of our stake in Central European Media Enterprises Ltd. (CME), we received relief from a debt guarantee originally covering approximately $1,100 that was reduced to $600 by September 30, 2020.

During the first nine months of 2020, we have received $428 from the disposition of assets, and when combined with working capital monetization initiatives, which include the sale of receivables, total cash received from monetization efforts, net of $1,062 of spectrum acquisitions, was approximately $400. In October 2020, we completed the sale of our stake in CME for approximately $1,100 (see Note 8). We plan to continue to explore similar opportunities in the remainder of 2020.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
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

Business Solutions Reconciliation
We provide a supplemental discussion of our Business Solutions operations that is calculated by combining our Mobility and Business Wireline business units, and then adjusting to remove non-business operations. The following table presents a reconciliation of our supplemental Business Solutions results. Results have been recast to conform to the current period's classification.

	Three Months Ended
	September 30, 2020				September 30, 2019
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$13,883	$—	$(11,932)	$1,951	$13,930	$—	$(12,042)	$1,888
Strategic and managed services	—	3,967	—	3,967	—	3,900	—	3,900
Legacy voice and data services	—	2,031	—	2,031	—	2,252	—	2,252
Other service and equipment	—	342	—	342	—	351	—	351
Wireless equipment	4,011	—	(3,349)	662	3,771	—	(3,079)	692
Total Operating Revenues	17,894	6,340	(15,281)	8,953	17,701	6,503	(15,121)	9,083

Operating Expenses
Operations and support	10,182	3,833	(8,507)	5,508	9,948	4,022	(8,325)	5,645
EBITDA	7,712	2,507	(6,774)	3,445	7,753	2,481	(6,796)	3,438
Depreciation and amortization	2,021	1,329	(1,700)	1,650	2,011	1,271	(1,709)	1,573
Total Operating Expenses	12,203	5,162	(10,207)	7,158	11,959	5,293	(10,034)	7,218
Operating Income	5,691	1,178	(5,074)	1,795	5,742	1,210	(5,087)	1,865
Equity in net income (loss) of affiliates	—	—	—	—	—	—	—	—
Operating Contribution	$5,691	$1,178	$(5,074)	$1,795	$5,742	$1,210	$(5,087)	$1,865
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.
SEPTEMBER 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

	Nine- Months Ended
	September 30, 2020				September 30, 2019
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$41,520	$—	$(35,736)	$5,784	$41,383	$—	$(35,837)	$5,546
Strategic and managed services	—	11,789	—	11,789	—	11,513	—	11,513
Legacy voice and data services	—	6,227	—	6,227	—	6,973	—	6,973
Other service and equipment	—	1,030	—	1,030	—	1,102	—	1,102
Wireless equipment	10,925	—	(8,968)	1,957	10,973	—	(9,074)	1,899
Total Operating Revenues	52,445	19,046	(44,704)	26,787	52,356	19,588	(44,911)	27,033

Operating Expenses
Operations and support	29,083	11,563	(24,004)	16,642	29,511	12,029	(24,769)	16,771
EBITDA	23,362	7,483	(20,700)	10,145	22,845	7,559	(20,142)	10,262
Depreciation and amortization	6,078	3,948	(5,114)	4,912	6,027	3,735	(5,119)	4,643
Total Operating Expenses	35,161	15,511	(29,118)	21,554	35,538	15,764	(29,888)	21,414
Operating Income	17,284	3,535	(15,586)	5,233	16,818	3,824	(15,023)	5,619
Equity in net income (loss) of affiliates	—	—	—	—	—	—	—	—
Operating Contribution	$17,284	$3,535	$(15,586)	$5,233	$16,818	$3,824	$(15,023)	$5,619
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.
SEPTEMBER 30, 2020
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2020, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,969 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(3,922) at September 30, 2020. We had no rate locks at September 30, 2020.

We have foreign exchange contracts with a U.S. dollar notional value of $204 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $10 at September 30, 2020.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2020.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, most of our corporate employees are working remotely. We continue to monitor and assess the COVID-19 situation on our internal control over financial reporting to address any potential impact on their design and operating effectiveness.

AT&T INC.
SEPTEMBER 30, 2020

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
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability and public health emergencies.
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

AT&T INC.
SEPTEMBER 30, 2020

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS - continued
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
SEPTEMBER 30, 2020
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors
We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

Our business is subject to risks arising from the recent outbreak of the COVID-19 virus.
The COVID-19 pandemic and resulting mitigation measures have caused, and may continue to cause, a negative effect on our operating results. To date, mitigation measures have caused sports leagues to suspend certain operations as the cancellation of many sporting events, including the NCAA tournament, which has adversely affected our advertising revenues, may result in contract disputes concerning carriage rights and has caused us to incur expenses relating to certain of these sporting events notwithstanding their cancellation. The closure, or the avoidance, of theaters, and the interruptions in movie production and other programming caused by COVID-19, are expected to impact the timing of revenues and may cause a loss of revenue to our Warner Media business over the long term. The number of subscribers to traditional linear programming in the U.S. has been declining in recent years, a trend that the current pandemic has accelerated, which has negatively affected subscription revenues, and this trend is expected to continue. If the mitigating measures or the associated effects are prolonged, we expect business customers in industries most significantly impacted will continue to reduce or terminate services, having a negative effect on the performance of our Business Wireline business unit. Further, concerns over the COVID-19 pandemic could again result in the prolonged closure of many of our retail stores and deter customers from accessing our stores even as the mitigation measures subside. These pandemic concerns may also result in continued impact to our customers’ ability to pay for our products and services. We may also continue to see significant impact on roaming revenues due to a downturn in international travel. The COVID-19 pandemic has caused and could further cause reduced staffing levels at our call centers and field operations resulting in delays in service. Further reductions in staffing levels could further limit our ability to provide services, adversely impacting our competitive position. We may also incur significantly higher expenses attributable to infrastructure investments required to meet higher network utilization from more customers consuming bandwidth from changes in work from home trends; extended cancellation periods; and increased labor costs if the COVID-19 pandemic continues for an extended period.

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

AT&T INC.
SEPTEMBER 30, 2020

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2020 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2020 - July 31, 2020	47,279	$29.99	—	177,942,230
August 1, 2020 - August 31, 2020	24,431	29.90	—	177,942,230
September 1, 2020 - September 30, 2020	581,107	28.42	—	177,942,230
Total	652,817	$28.59	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 93,333 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, 559,484 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	Fifth Amended and Restated Limited Liability Company Agreement of AT&T Mobility II LLC
10.2	First Amendment to Amended and Restated Registration Rights Agreement
10.3	AT&T Inc. Health Plan
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 5, 2020	/s/ John J. Stephens
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer