Form 10-K
period 2020-12-31
AT&T INC.
filed 2021-02-25
CIK 732717

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number: 001-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas, 75202
Telephone Number 210-821-4105

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 1.875% Global Notes due December 4, 2020	T 20	New York Stock Exchange
AT&T Inc. 2.650% Global Notes due December 17, 2021	T 21B	New York Stock Exchange
AT&T Inc. 1.450% Global Notes due June 1, 2022	T 22B	New York Stock Exchange
AT&T Inc. 2.500% Global Notes due March 15, 2023	T 23	New York Stock Exchange
AT&T Inc. 2.750% Global Notes due May 19, 2023	T 23C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange
AT&T Inc. 1.050% Global Notes due September 5, 2023	T 23E	New York Stock Exchange
AT&T Inc. 1.300% Global Notes due September 5, 2023	T 23A	New York Stock Exchange
AT&T Inc. 1.950% Global Notes due September 15, 2023	T 23F	New York Stock Exchange
AT&T Inc. 2.400% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Based on the closing price of $30.23 per share on June 30, 2020, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $215 billion.

At February 12, 2021, common shares outstanding were 7,131,763,496.

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of AT&T Inc.’s Notice of 2021 Annual Meeting and Proxy Statement dated on or about March 11, 2021 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

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
•In 2015, we acquired wireless properties in Mexico, and acquired DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America.
•In June 2018, we acquired Time Warner Inc. (Time Warner), a leader in media and entertainment that operates the Turner, Home Box Office (HBO) and Warner Bros. business units. We also acquired Otter Media Holdings and advertising platform AppNexus in August 2018.
•In October 2020, we sold our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands.

AT&T Inc.
Dollars in millions except per share amounts
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
•Video provides video, including over-the-top (OTT) services and also sells multiplatform advertising services recognized as video revenues.
•Broadband provides internet, including broadband fiber, and legacy telephony voice communications services to residential customers.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content over various physical and digital formats, including our HBO Max streaming platform. This segment contains the following:
•Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.
•Home Box Office consists of premium pay television and our HBO Max streaming platform domestically and premium pay, basic tier television and OTT and streaming services internationally, as well as content licensing and home entertainment.
•Warner Bros. consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.
•Eliminations & Other includes the Xandr advertising business and Otter Media Holdings operations, excluding Crunchyroll for which we reached an agreement to sell in December 2020 and applied held-for-sale accounting treatment, moving those results to Corporate and Other. Eliminations & Other also removes transactions between the Turner, Home Box Office and Warner Bros. business units, including internal sales of content to the HBO Max platform that began in the fourth quarter of 2019.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:
•Vrio provides video services primarily to residential customers using satellite and streaming technology in Latin America and the Caribbean.
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
•Certain significant items, which includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from asset impairments and abandonments, and (3) other items for which the individual segments are not being evaluated.
•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Communications, and (2) includes adjustments for our reporting of the advertising business.

AT&T Inc.
Dollars in millions except per share amounts
Areas of Focus
We are in a period of rapid growth in wireless video usage and believe that there are substantial opportunities available for next-generation converged services that combine technologies and services. Our First Responder Network Authority (FirstNet) contract and our strong spectrum position allow us to execute a progressive 5G deployment strategy. With our subscription video on demand streaming platform, HBO Max, we intend to capitalize on our premier network, technology and distribution capabilities to provide our premier content in this highly attractive offering. Our fiber expansion allows us to respond to continuing advances in technology and changing demands from our customers. We expect our transition to software-based products with low acquisition costs will provide better economics and improve our product portfolio, including expansion of streaming services. Our acquisitions over the past few years and our continued investment in a premier network experience make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry.

Communications
Our integrated telecommunications network utilizes different technological platforms, including wireless, satellite and wireline, to provide instant connectivity at the higher speeds made possible by our fiber network expansion and wireless network enhancements. Video streaming is expected to drive greater demand for broadband and capitalize on our fiber deployment. These investments have and should continue to prepare us to meet increased customer demand for enhanced wireless and broadband services, including video streaming, augmented reality and “smart” technologies. During 2021, we will continue to develop and provide high-value, integrated mobile and broadband solutions. We believe offering integrated services facilitates our customers’ desire to view content anywhere on demand and encourages customer retention.

Wireless Service We are experiencing rapid growth in data usage as consumers are demanding seamless access across their wireless and wired devices, and businesses and municipalities are connecting more and more equipment and facilities to the internet. We were awarded the FirstNet contract in 2018, which provided us with access to 20 MHz of nationwide low band spectrum and invested in 37/39 GHz spectrum in a Federal Communications Commission (FCC) auction. These bands facilitate our 5G services. At December 31, 2020, our FirstNet coverage is more than 80 percent complete with 1.9 million FirstNet connections. Our 5G service went nationwide in July 2020, and with that availability, we anticipate the introduction of 5G handsets and devices will contribute to a renewed interest in equipment upgrades. We will continue to invest in our wireless network as we look to provide future service offerings and participate in emerging technologies, such as 5G and millimeter-wave bands. The increased speeds and network operating efficiency expected with this technology should enable massive deployment of devices connected to the internet as well as faster delivery of data services. We expect that 5G will enhance our customers’ entire connected experience and not just provide faster speeds.

Our network covers over 440 million people in North America with 4G LTE technology, and, in the United States, our network covers all major metropolitan areas and more than 330 million people with our LTE technology. Our 3G network provides services to customers using older handsets and connected devices. We expect to redeploy spectrum currently used for our 3G services as we transition to 5G service and project that we will discontinue service on our 3G network in early 2022; we will manage this process consistent with previous network upgrades. As of December 31, 2020, about 5 percent of our postpaid subscribers were using 3G handsets, and we expect them to transition to newer technologies. We do not expect this transition to have a material impact on our consolidated operating results.

As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative data services on a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to invest significant capital in expanding our network capacity, as well as obtaining additional spectrum that meets our long-term needs. We participate in FCC spectrum auctions and have been redeploying spectrum previously used for more basic services to support more advanced mobile internet services.

Broadband Technology We are rapidly converting to a software-based network and managing the migration of wireline customers to services using our fiber infrastructure to provide broadband technology. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach, of which we have led the industry in virtualizing over 75 percent of our network as of the end of 2020, delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network will be able to support next-generation applications like 5G and broadband-based services quickly and efficiently.

AT&T Inc.
Dollars in millions except per share amounts
Media
We produce and distribute high-quality video content to take advantage of growing global demand. Our media businesses use their strong brands, distinctive intellectual property and global scale to produce and distribute quality content. As the television industry continues to evolve from a distribution system using satellite and cable offerings to internet streaming video services, we are well-positioned to address and capitalize on these changes, but we face financial risks and new sources of competition associated with these developments. In 2021, we plan to continue providing more personalized services offered directly to consumers through our own distribution and distribution partner channels, including launching our streaming platform, HBO Max, internationally beginning with Latin America. AT&T customers in the U.S. that have premium video, mobile and broadband services can bundle with HBO Max included at no additional charge. We also plan to add an advertising-supported HBO Max offering in 2021 to take advantage of our advertising capabilities. In the future, we expect to provide HBO Max subscribers with highly attractive live, interactive and special event programming.

Latin America
We believe that the wireless model in the U.S., with accelerating demand for mobile internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. Due in part to changes in the legal and regulatory framework in Mexico, we acquired Mexican wireless operations in 2015 to establish a seamless, cross-border North American wireless network covering an area with over 440 million people and businesses in the United States and Mexico. With the increased capacity from our completed LTE network, we also expect additional reseller revenue in 2021. Our 4G LTE network in Mexico now covers approximately 110 million people and businesses. Our Vrio business unit provides video services to primarily residential customers using satellite technology in Latin America and the Caribbean. We have approximately 11 million video subscribers in Latin America.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. We analyze our operating segments based on segment contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliates for investments managed within each operating segment. We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America. Historical results from Xandr, previously a separate reportable segment, have been combined with the WarnerMedia segment.

Additional information about our segments, including financial information, is included under the heading “Segment Results” in Item 7. and in Note 4 of Item 8.

COMMUNICATIONS
Our Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. and businesses globally. Our Communications services and products are marketed under the AT&T, Cricket, AT&T PREPAIDSM, AT&T TV, AT&T Fiber and DIRECTV brand names. The Communications segment provided approximately 79% of 2020 segment operating revenues and 80% of our 2020 total segment contribution. This segment contains the Mobility, Video, Broadband and Business Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid, connected device or reseller. At December 31, 2020, we served 183 million Mobility subscribers, including 77 million postpaid, 18 million prepaid, 7 million reseller and 81 million connected devices. Our Mobility business unit revenue includes the following categories: service and equipment.

Wireless Services
We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to meet the communications needs of targeted customer categories. Through our FirstNet services, we also provide a nationwide wireless broadband network dedicated to public safety.

AT&T Inc.
Dollars in millions except per share amounts
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

We also offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. These services are offered under the Cricket and AT&T PREPAID brands and are typically monthly prepaid services.

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

Video – Our Video business unit provides video and targeted advertising services to customers in the United States. Our Video business unit revenue includes the following categories: service and equipment.

Video Services
Video service revenues are comprised of subscription and advertising revenues, and are offered over satellite and IP-based technologies (referred to as “premium” or “linear”) as well as OTT options that do not require either technology. Due to the rising cost of programming and an increasingly competitive industry, we have focused on acquiring and retaining high-value subscribers. Our OTT offering is delivered over our software-based video architecture and is bundled with our fiber broadband services.

We provide approximately 17 million subscribers with premium TV and OTT services. Our video subscribers can use the internet and/or our mobile applications from smartphones and tablets to view authorized content, search program listings and schedule DVR recordings. Consistent with industry trends, our customers continue to shift from premium TV services to OTT service and/or competitors, which has pressured our video revenues.

Equipment
We sell IP-based set-top boxes for delivery of video services.

Broadband – Our Broadband business unit provides broadband, including fiber, and legacy telephony internet and voice communication to customers in the United States by utilizing our IP-based and copper wired network. Our Broadband business unit revenue includes the following categories: high-speed internet, legacy voice and data services and other service and equipment.

High-Speed Internet
We offer broadband and internet services to more than 14 million customer locations, with 5 million fiber broadband connections at December 31, 2020. With changes in video viewing preferences and the recent work and learn from home trends, we are experiencing increasing demand for high-speed broadband services. Our investment in expanding our industry-leading fiber network positions us to be a leader in wired connectivity.

We believe that our flexible platform with a broadband and wireless connection is the most efficient way to transport direct-to-consumer video experiences both at home and on mobile devices. Through this integrated approach, we can optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations. Our WarnerMedia streaming platform, HBO Max, provides an attractive offering of video options as well as bundling opportunities for our wireless customers and is driving our direct to consumer strategy.

AT&T Inc.
Dollars in millions except per share amounts

Legacy Voice and Data Services
Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2021.

Other Services and Equipment
Other service revenues include AT&T U-verse voice services (which use VoIP technology), customer fees and equipment.

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

Additional information on our Communications segment is contained in the “Overview” section of Item 7.

WARNERMEDIA
Our WarnerMedia segment is comprised of leading media and entertainment businesses that principally develop, produce and distribute feature films, television content, and other content globally; operate cable networks, premium pay television and subscription video on demand (SVOD or streaming) services domestically and internationally; and operate digital media properties. The WarnerMedia segment provided approximately 17% of 2020 segment operating revenues and 22% of our 2020 total segment contribution. This segment consists primarily of the Turner, Home Box Office, including our HBO Max streaming platform, and Warner Bros. business units.

Turner – The Turner business unit operates television networks and related properties that offer branded news, entertainment, sports and kids multi-platform content for consumers around the world. Turner licenses programming to distributors, sells advertising on its networks and digital properties owned or managed for other companies, and licenses its original programming and brands and characters for consumer products and other business ventures. Turner revenue includes the following categories: subscription, advertising and content and other.

Subscription
Turner’s programming is primarily delivered by distributors and is available to subscribers of the distributors for viewing live and on demand through the distributors’ services and Turner’s network apps. License agreements are typically multi-year arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of networks provided to and subscribers served by the distributor.

AT&T Inc.
Dollars in millions except per share amounts
Advertising
Advertising arrangements for Turner’s networks generally have terms of one year or less. In the U.S., the advertising revenues generally depend on the size and demographics of a network’s audience delivered to an advertiser, the number of units of time sold and the price per unit. The price per unit of advertising is determined considering factors such as the type of program or network and/or the time of day the advertising is to be run. Certain advertising inventory is sold in the “upfront” market in advance each year and other inventory in the “scatter” market closer to the time a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

Turner’s digital properties consist of owned assets and those managed and/or operated for sports leagues where Turner holds the related programming rights. Digital properties managed or operated for sports leagues include NBA.com, NBA Mobile and NCAA.com.

Content and Other
Turner licenses certain owned original programming to international territories and to SVOD services. Turner also licenses its brands and characters for consumer products and other business ventures.

Home Box Office – Our Home Box Office business unit includes our streaming platform, HBO Max, and leading multichannel pay television services, HBO and Cinemax. In May 2020, we acquired the remaining interest in HBO Latin America Group (HBO LAG), which owns and operates various television channels and the streaming platform HBO GO in Latin America and the Caribbean. Our Home Box Office business unit revenue includes the following categories: subscription and content and other.

Subscription
In the U.S., HBO and Cinemax premium programming services are available to subscribers of traditional and digital distributors for viewing live and on-demand on television and on various internet-connected devices. We launched our streaming platform, HBO Max, in May 2020 through which programming is made available on a SVOD basis both direct-to-consumer and through distributors. WarnerMedia’s domestic license agreements with distributors are multi-year arrangements that typically provide for packaging and marketing support. Revenues depend on the specific terms of the applicable agreement, which may include subscriber thresholds, volume discounts and other performance-based discounts. As of December 31, 2020, we had more than 41 million domestic HBO Max and HBO subscribers (excluding Cinemax).

Internationally, HBO and Cinemax-branded premium pay, basic tier television and/or SVOD services are distributed in over 70 countries in Latin America, Europe and Asia. As of December 31, 2020, we had nearly 61 million HBO Max and HBO subscribers worldwide, including approximately 19 million international HBO premium pay television and SVOD service subscribers (excluding Cinemax and basic tier subscribers).

Content and Other
Original programming is licensed to television networks and OTT services in over 150 countries and is also available to customers in both physical and digital formats in the U.S. and various international regions.

Warner Bros. – Our Warner Bros. business unit is one of the largest television and film studios in the world. Warner Bros. produces, distributes and licenses television programming and feature films and distributes home entertainment products in both physical and digital formats, as well as producing and distributing games and licensing consumer products and brands. Warner Bros. allows us to offer an expanded library of programming available under HBO Max. At December 31, 2020, Warner Bros.’ vast content library consists of more than 120,000 hours of programming, including over 10,000 feature films and 5,500 television seasons comprised of tens of thousands of individual episodes.

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

AT&T Inc.
Dollars in millions except per share amounts
Theatrical Product
Theatrical product consists of (1) rental fees paid by movie theaters for the initial exhibition of feature films produced and/or distributed by Warner Bros., (2) licensing fees paid by HBO Max (which are eliminated in consolidation), television networks, premium pay television services and OTT services for the exhibition of feature films produced by Warner Bros. and (3) revenues from the distribution of Warner Bros.’ and other companies’ feature films in physical and digital formats. Our feature films also support key brands and franchises, which helps generate consumer product and brand licensing revenues based on Warner Bros.’ films and characters.

Driven by the pandemic-related partial closure of movie theaters and the availability of our HBO Max streaming platform, we have decided to release our 2021 films simultaneously on HBO Max and in theaters for 31 days. Both the continued partial closure of movie theaters and the resulting hybrid distribution model are expected to pressure revenues in 2021.

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

Games and Other
We develop, publish and distribute games, including mobile and console games. The games are based on intellectual property owned or licensed by Warner Bros. (including DC Entertainment properties, Harry Potter and Mortal Kombat).

Additional information on our WarnerMedia segment is contained in the “Overview” section of Item 7.

LATIN AMERICA
Our Latin America segment provides entertainment services in Latin America and wireless services in Mexico. The Latin America segment provided approximately 3% of 2020 segment operating revenues. Our Latin America services and products are marketed under the AT&T, DIRECTV, SKY and Unefon brand names. This segment contains the Vrio and Mexico business units.

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

We have approximately 11 million video subscribers in Latin America. Our business encompasses pay television services with satellite operations serving Argentina, Brazil, Chile, Colombia, Ecuador, Peru, Uruguay and parts of the Caribbean. Our operations also include our 41% equity method investment in Innova, S. de R.L. de C.V., or SKY Mexico. SKY Mexico financial results are accounted for as an equity method investment.

Mexico – We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. We divide our revenue into the following categories: wireless service and wireless equipment.

AT&T Inc.
Dollars in millions except per share amounts
We provide postpaid and prepaid wireless services in Mexico to approximately 19 million subscribers under the AT&T and Unefon brands. Postpaid services allow for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment (the device must be paid in full if the customer chooses to drop their service from AT&T) and (2) service contracts for periods up to 36 months for subscribers who purchase their equipment under the traditional device subsidy model. Plans offer no roaming charges in the United States or Canada, unlimited minutes and messages to the extended AT&T community and unlimited data access to social networking. We also offer prepaid services to customers who prefer to pay in advance.

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

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2020	2019	2018
Communications Segment
Wireless service[1]	32%	30%	32%
Subscription[2,3]	16	17	19
Advanced data[4]	13	12	12
Equipment	10	9	10
WarnerMedia Segment
Subscription	8	8	4
Latin America Segment
Subscription[2]	2	2	3
Wireless service	1	1	1
Equipment	1	1	1
[1]Excludes advertising revenues included as Wireless service in our Mobility business unit of $291, $292 and $232 in 2020, 2019 and 2018, respectively.
[2]Subscription is reported as Video in our Video and Vrio business units.
[3]Excludes advertising revenues included as Video in our Video business unit of $1,718, $1,672 and $1,595 in 2020, 2019 and 2018, respectively.
[4]Advanced data is reported as High-speed internet and Strategic services in our Broadband and Business Wireline business units, respectively.

Additional information on our geographical distribution of revenues is contained in Note 4 of Item 8.

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

AT&T Inc.
Dollars in millions except per share amounts
The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of our satellite services, which are licensed by the FCC, and some of WarnerMedia’s businesses are also subject to obligations under the Communications Act and related FCC regulations. We continue to support regulatory and legislative measures and efforts at both the federal and state levels to minimize and/or moderate regulatory burdens that are no longer appropriate in a competitive communications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

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

The following discussion highlights significant regulatory issues directly affecting our operations:

Communications Segment

Wireless
The industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Federal regulations also can delay and impede broadband services, including small cell equipment. In March, August and September 2018, the FCC adopted orders to streamline the wireless infrastructure review process in order to facilitate deployment of next-generation wireless facilities. Specifically, the FCC’s March 2018 Order streamlined historical, tribal, and environmental review requirements for wireless infrastructure, including the exclusion of most small cell facilities from such review. The Order was appealed and in August 2019, the D.C. Circuit Court of Appeals vacated the FCC’s finding that most small cell facilities are excluded from review, but otherwise upheld the FCC’s Order. The FCC’s August and September 2018 Orders simplified the regulations for attaching telecommunications equipment to utility poles and clarified when local government right-of-way access and use restrictions can be preempted because they unlawfully prohibit the provision of telecommunications services. Those orders were appealed to the 9th Circuit Court of Appeals, which in August 2020 largely upheld the FCC Orders. Those orders have been appealed and the various appeals remain pending in the D.C. Circuit and 9th Circuit Court of Appeals. In addition, to date, 31 states and Puerto Rico have adopted legislation to facilitate small cell deployment.

Internet
In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. In December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. On October 1, 2019, the D.C. Circuit issued a unanimous opinion upholding the FCC’s reclassification of broadband as an information service, and its reliance on transparency requirements and competitive marketplace dynamics to safeguard net neutrality. While the court vacated the FCC’s express preemption of any state regulation of net neutrality, it stressed that its ruling did not prevent the FCC or ISPs from relying on conflict preemption to invalidate particular state laws that are inconsistent with the FCC’s regulatory objectives and framework. The court also remanded the matter to the FCC for further consideration of the impact of reclassifying broadband services as information services on public safety, the Lifeline program, and pole attachment regulation. In October 2020, the FCC adopted an order concluding that those issues did not justify reversing its decision to reclassify

AT&T Inc.
Dollars in millions except per share amounts
broadband services as information services. An appeal of the FCC’s remand decision is pending.

Following the FCC’s 2017 decision to reclassify broadband as information services, a number of states adopted legislation to reimpose the very rules the FCC repealed. In some cases, state legislation imposes requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. Suits have been filed concerning laws in California and Vermont. Both lawsuits were stayed pursuant to agreements by those states not to enforce their laws pending final resolution of all appeals of the FCC’s December 2017 order. Because that order is now final, the California suit has returned to active status. Nonetheless, enforcement of both the California and Vermont laws remain stayed pending a ruling by a U.S. District Court in California on motions for a preliminary injunction against enforcement of the California law. Argument on those motions is now scheduled for February 2021. We expect that going forward additional states may seek to impose net neutrality requirements. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in significant penalties, increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

WarnerMedia Segment

WarnerMedia creates, owns and distributes intellectual property, including copyrights, trademarks and licenses of intellectual property. To protect its intellectual property, WarnerMedia relies on a combination of laws and license agreements. Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. The European Union is pursuing legislative and regulatory initiatives which could impact WarnerMedia’s activities in the EU. Piracy, particularly of digital content, continues to threaten revenues from WarnerMedia’s products and services, as well as revenues from our pay TV business, and we work to limit that threat through a combination of approaches, including technological and legislative solutions. Outside the U.S., various laws and regulations, as well as trade agreements with the U.S., also apply to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. For example, in certain countries, including China, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year.

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

AT&T Inc.
Dollars in millions except per share amounts
MAJOR CUSTOMERS

No customer accounted for 10% or more of our consolidated revenues in 2020, 2019 or 2018.

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

Wireless We face substantial competition in our wireless businesses. Under current FCC rules, multiple licensees, who provide wireless services on the cellular, PCS, Advanced Wireless Services, 700 MHz and other spectrum bands, may operate in each of our U.S. service areas. Our competitors include two national wireless providers; a larger number of regional providers and resellers of those services; and certain cable companies. In addition, we face competition from providers who offer voice, text messaging and other services as applications on data networks. We are one of four facilities-based providers in Mexico (retail and wholesale), with the most significant market share controlled by América Móvil. We may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed. We compete for customers based principally on service/device offerings, price, network quality, coverage area and customer service.

Video/Broadband Our businesses providing communications and digital entertainment services will face continued competitive pressure in 2021 from multiple providers, including wireless, satellite, cable, online video providers, and resellers. In addition, the desire for high-speed data on demand, including video, is continuing to lead customers to terminate their traditional wired or linear services and use our or competitors’ wireless, satellite and internet-based services. We have launched our own video OTT and/or streaming options to attract or retain customers that do not want a full-scale traditional video package. In most U.S. markets, we compete for customers with large cable companies for high-speed internet, video and voice services and other smaller telecommunications companies for both long-distance and local services. In addition, in Latin American countries served by our Vrio subsidiary, we also face competition from other video providers, including América Móvil and Telefónica.

Legacy Voice and Data We continue to lose legacy voice and data subscribers due to competitors (e.g., wireless, cable and VoIP providers) who can provide comparable services at lower prices because they are not subject to traditional telephone industry regulation (or the extent of regulation they are subject to is in dispute), utilize different technologies or promote a different business model (such as advertising-based). In response to these competitive pressures, for a number of years we have used a bundling strategy that rewards customers who consolidate their services with us. We continue to focus on bundling services, including combined packages of wireless and video service through our IP-based services. We will continue to develop innovative and integrated services that capitalize on our wireless and IP-based network.

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

Media Our WarnerMedia businesses face shifts in consumer viewing patterns, increased competition from streaming services and the expansion by other companies, in particular, technology companies. In May 2020, we launched HBO Max, our platform for premium content and video offered directly to consumers, as well as through our traditional distributors.

AT&T Inc.
Dollars in millions except per share amounts
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

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cyber security, network operations support systems, satellite technology, video platform development and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $1,210 in 2020, $1,276 in 2019, and $1,194 in 2018.

HUMAN CAPITAL

Number of Employees As of January 31, 2021, we employed approximately 230,000 persons.

Employee Development We believe our success depends on our employees’ success and that all employees must have the skills they need to thrive. We offer training and elective courses that give employees the opportunity to enhance their skills. We also intend to help cultivate the next generation of talent that will lead our company into the future by providing employees with educational opportunities through our award-winning internal training organization, AT&T University.

Labor Contracts Approximately 37% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. There are no significant contracts expiring in 2021. A contract covering approximately 14,000 Mobility employees in 36 states and the District of Columbia that was set to expire in February 2021 was extended until February 2022. A contract covering approximately 10,000 Mobility employees in nine Southeast states that was set to expire in February 2022 was extended until February 2023.

Compensation and Benefits In addition to salaries, we provide a variety of benefit programs to help meet the needs of our employees. These programs cover active and former employees and may vary by subsidiary and region. These programs include 401(k) plans, pension benefits, and health and welfare benefits, among many others. In addition to our active employee base, at December 31, 2020, we had approximately 517,000 retirees and dependents that were eligible to receive retiree benefits.

We review our benefit plans to maintain competitive packages that reflect the needs of our workforce. We also adapt our compensation model to provide fair and inclusive pay practices across our business. We are committed to pay equity for employees who hold the same jobs, work in the same geographic area, and have the same levels of experience and performance.

AT&T Inc.
Dollars in millions except per share amounts
Employee Safety We provide our employees access to flexible and convenient health and welfare programs and workplace accommodations. In response to the COVID-19 pandemic, we consulted with medical professionals to institute policies that best protected our employees and their families. We have prioritized self-care and emphasized a focus on wellness, providing personal protective equipment, flexible scheduling or time-off options and implementing technologies to enhance the necessary remote-work environment. As we look to life and operations beyond the pandemic, we are revising our business models to support flexible office space and at-home productivity for many employees on a permanent basis.

Diversity and Inclusion We believe that championing diversity and fostering inclusion do more than just make us a better company, they contribute to a world where people are empowered to be their very best. That is why one of our core values is to stand for equality and why our mission is to inspire human progress through the power of communication and entertainment.

To have a diverse and inclusive workforce, we have put an emphasis on attracting and hiring talented people who represent a mix of genders, races, abilities and experiences. Across the AT&T family of companies, we have employee groups that reflect our diverse workforce. These groups are not only organized around women, people of color, LGBTQ+ individuals, people with disabilities and veterans, but also around professionals who are experienced or interested in cybersecurity, engineering, innovation, project management and media and entertainment technology. When everyone’s unique story is celebrated, we are able to connect, create and innovate in real and meaningful ways. It is important that our employees feel valued, have a sense of belonging and are fully engaged in our success.

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

Macro-economic Factors:

Adverse changes in the U.S. securities markets, interest rates and medical costs could materially increase our benefit plan costs and future funding requirements.

Our costs to provide current benefits and funding for future benefits are subject to increases, primarily due to continuing increases in medical and prescription drug costs, and can be affected by lower returns on assets held by our pension and other benefit plans, which are reflected in our financial statements for that year. In calculating the costs included on our financial statements of providing benefits under our plans, we have made certain assumptions regarding future investment returns, interest rates and medical costs. These assumptions could change significantly over time and could be materially different than originally projected. Lower than assumed investment returns, a decline in interest rates with a corresponding increase in our benefit obligations, and higher than assumed medical and prescription drug costs will increase expenses.

The Financial Accounting Standards Board requires companies to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in their statement of financial position and to recognize changes in that funded status in the year in which the changes occur. We have elected to reflect the annual adjustments to the funded status in our consolidated statement of income. Therefore, an increase in our costs or adverse market conditions will have a negative effect on our operating results.

Significant adverse changes in capital markets could result in the deterioration of our defined benefit plans’ funded status and result in increased contribution requirements for such plans, which could be material.

AT&T Inc.
Dollars in millions except per share amounts
Adverse changes in global financial markets could limit our ability and our larger customers’ ability to access capital or increase the cost of capital needed to fund business operations.

During 2020, uncertainty surrounding global growth rates and the impact of the COVID-19 pandemic helped create volatility in the credit, currency, equity and fixed income markets. Volatility may affect companies’ access to the credit markets, leading to higher borrowing costs, or, in some cases, the inability to fund ongoing operations. In addition, we contract with large financial institutions to support our own treasury operations, including contracts to hedge our exposure on interest rates and foreign exchange and the funding of credit lines and other short-term debt obligations, including commercial paper. These financial institutions face stricter capital-related and other regulations in the United States and Europe, as well as ongoing legal and financial issues concerning their loan portfolios, which may hamper their ability to provide credit or raise the cost of providing such credit.

The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. Although our securities may provide for alternative methods of calculating the interest rate payable on such indebtedness, uncertainty as to the extent and manner of future changes may adversely affect the current trading market for LIBOR-based securities, and the value of variable rate indebtedness in general. A company’s cost of borrowing is also affected by evaluations given by various credit rating agencies and these agencies have been applying tighter credit standards when evaluating debt levels and future growth prospects. While we have been successful in continuing to access the credit and fixed income markets when needed, adverse changes in the financial markets could render us either unable to access these markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions, severely affecting our business operations. Additionally, downgrades of our credit rating by the major credit rating agencies could increase our cost of borrowing and also impact the collateral we would be required to post under certain agreements we have entered into with our derivative counterparties, which could negatively impact our liquidity. Further, valuation changes in our derivative portfolio due to interest rates and foreign exchange rates could require us to post collateral and thus may negatively impact our liquidity.

Our international operations have increased our exposure to political instability, to changes in the international economy and to the level of regulation on our business and these risks could offset our expected growth opportunities.

We have international operations, particularly in Latin America, including Mexico, and worldwide through WarnerMedia’s content distribution. We need to comply with a wide variety of complex local laws, regulations and treaties. We are exposed to restrictions on cash repatriation, foreign exchange controls, fluctuations in currency values, changes in relationships between U.S. and foreign governments, trade restrictions including potential tariffs, differences in intellectual property protection laws, and other regulations that may affect materially our earnings. Our Mexico operations, in particular, rely on a continuation of a regulatory regime that fosters competition. While our foreign operations represent significant opportunities to sell our services, a number of foreign countries where we operate have experienced unstable growth patterns, increased inflation, currency devaluation, foreign exchange controls, instability in the banking sector and high unemployment. In addition, significant political turmoil has continued in several Latin American countries. Should these conditions persist, our ability to offer service in one or more countries could be adversely affected and customers in these countries may be unable to purchase the services we offer or pay for services already provided. For example, we found it necessary in May 2020 to close our DIRECTV operations in Venezuela due to political instability in the country and in order to comply with sanctions of the U.S. government.

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

AT&T Inc.
Dollars in millions except per share amounts
Industry-wide Factors:

Our business is subject to risks arising from the outbreak of the COVID-19 virus.

The COVID-19 pandemic and resulting mitigation measures have caused, and may continue to cause, a negative effect on our operating results. To date, mitigation measures have caused sports leagues to modify their seasons and suspend certain operations as the cancellation of many sporting events, including the 2020 NCAA tournament, which has adversely affected our advertising revenues, may result in contract disputes concerning carriage rights and has caused us to incur expenses relating to certain of these sporting events notwithstanding their cancellation. The closure or avoidance of theaters, and the interruptions in movie production and other programming caused by COVID-19 are expected to continue to impact the timing of revenues and may cause a loss of revenue to our WarnerMedia business over the long term. The COVID-19 pandemic could also drive higher costs for our WarnerMedia business in 2021 based on the hybrid distribution model for releasing films in 2021 and costs associated with safety measures put in place to help provide a safe environment for content production. If the mitigation measures or the associated effects are prolonged, we expect business customers in industries most significantly impacted will continue to reduce or terminate services, having a negative effect on the performance of our Business Wireline business unit. Further, concerns over the COVID-19 pandemic could again result in the prolonged closure of many of our retail stores and deter customers from accessing our stores even as the pandemic subsides. These pandemic concerns may also result in continued impact to our customers’ ability to pay for our products and services. We may also continue to see significant impact on roaming revenues due to a downturn in international travel. The COVID-19 pandemic has caused and could further cause reduced staffing levels at our call centers and field operations, resulting in delays in service. Further reductions in staffing levels could additionally limit our ability to provide services, adversely impacting our competitive position. We may also incur significantly higher expenses attributable to infrastructure investments required to meet higher network utilization from more customers consuming bandwidth from changes in work from home trends; extended cancellation periods; and increased labor costs if the COVID-19 pandemic continues for an extended period.

The COVID-19 pandemic and mitigation measures have caused, and may continue to cause, adverse impacts on global economic conditions and consumer confidence, spending and consumer behavior, which could affect demand for our products and services. The extent to which the COVID-19 pandemic impacts our business results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning other strains of the virus and the actions to contain its impact. Due to the speed with which the situation continues to develop and change, we are not able at this time to estimate the additional impact of COVID-19 on our financial or operational results, but the impact could be material.

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Our subsidiaries providing wired services are subject to significant federal and state regulation while many of our competitors are not. In addition, our subsidiaries and affiliates operating outside the United States are also subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Our wireless and various video subsidiaries are regulated to varying degrees by the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the FCC relating to broadband, wireless deployment and satellite video issues could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate changes, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect and offer targeted advertisements or result in additional costs of compliance or litigation. Should customers decide that our competitors offer a more customer-friendly environment, our competitive position, results of operations or financial condition could be materially adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
Continuing growth in and the converging nature of wireless, video and broadband services will require us to deploy significant amounts of capital and require ongoing access to spectrum in order to provide attractive services to customers.

Wireless, video and broadband services are undergoing rapid and significant technological changes and a dramatic increase in usage, in particular, the demand for faster and seamless usage of video and data across mobile and fixed devices. The COVID-19 pandemic has accelerated these changes and also resulted in higher network utilization, as more customers consume bandwidth from changes in work from home trends. We must continually invest in our networks in order to improve our wireless, video and broadband services to meet this increasing demand and changes in customer expectations, while remaining competitive. Improvements in these services depend on many factors, including continued access to and deployment of adequate spectrum and the capital needed to expand our wireline network to support transport of these services. In order to stem broadband subscriber losses to cable competitors in our non-fiber wireline areas, we have been expanding our all-fiber wireline network. We must maintain and expand our network capacity and coverage for transport of video, data and voice between cell and fixed landline sites. To this end, we participate in spectrum auctions and continue to deploy software and other technology advancements in order to efficiently invest in our network.

Network service enhancements and product launches may not occur as scheduled or at the cost expected due to many factors, including delays in determining equipment and wireless handset operating standards, supplier delays, software issues, increases in network and handset component costs, regulatory permitting delays for tower sites or enhancements, or labor-related delays. Deployment of new technology also may adversely affect the performance of the network for existing services. If we cannot acquire needed spectrum or deploy the services customers desire on a timely basis with acceptable quality and at reasonable costs, then our ability to attract and retain customers, and, therefore, maintain and improve our operating margins, could be materially adversely affected.

Increasing competition for wireless customers could materially adversely affect our operating results.

We have multiple wireless competitors in each of our service areas and compete for customers based principally on service/device offerings, price, network quality, coverage area and customer service. In addition, we are facing growing competition from providers offering services using advanced wireless technologies and IP-based networks. We expect market saturation to continue to cause the wireless industry’s customer growth rate to moderate in comparison with historical growth rates, leading to increased competition for customers. Our share of industry sales could be reduced due to aggressive pricing strategies pursued by competitors. We also expect that our customers’ growing demand for high-speed video and data services will place constraints on our network capacity. These competition and capacity constraints will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to respond will depend, among other things, on continued improvement in network quality and customer service and our ability to price our products and services competitively as well as effective marketing of attractive products and services. These efforts will involve significant expenses and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and service offerings.

Ongoing changes in the television industry and consumer viewing patterns could materially adversely affect our operating results.

Our video subsidiaries derive substantial revenues and profits from cable networks and premium pay television services and the production and licensing of television programming to broadcast and cable networks and premium pay television services. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes have led to (1) internet-based streaming competitors, which are increasing in number and some of which have significant and growing subscriber/user bases, and (2) reduced viewers of traditional advertising-supported television resulting from increased video consumption through SVOD services (including our own), time-shifted viewing of television programming and the use of DVRs to skip advertisements. The number of subscribers to traditional linear programming in the U.S. has been declining in recent years and the U.S. television industry has generally experienced declines in ratings for programming, which have negatively affected subscription and advertising revenues, and these trends are expected to continue. The popularity of content, whether on television, on the internet, or through movies, is difficult to predict and can change rapidly, and low public acceptance of our television, OTT and movie content, including WarnerMedia’s content, could adversely affect our results of operations. We are taking steps to mitigate the risks from these changes, such as the launch of our HBO Max direct-to-consumer streaming platform and new, enhanced advertising opportunities, but there can be no assurance that these and other efforts will be successful in responding to these changes.

AT&T Inc.
Dollars in millions except per share amounts
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

Incidents leading to damage to our reputation, and any resulting lawsuits, claims or other legal proceedings, could have a material adverse effect on our business.

We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. We strive to create a culture in which our colleagues act with integrity and respect and feel comfortable speaking up to report instances of misconduct or other concerns. Our ability to attract and retain employees is highly dependent upon our commitment to a diverse and inclusive workplace, ethical business practices and other qualities. Acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Negative public opinion could result from actual or alleged conduct by us or those currently or formerly associated with us, and from any number of activities or circumstances, including operations, employment-related offenses (such as sexual harassment and discrimination), regulatory compliance and actions taken by regulators or others in response to such conduct. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business based on alleged acts of misconduct by employees. These actions seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, statutory or regulatory claims, negligence or gross negligence, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. The outcome of any allegations, lawsuits, claims or legal proceedings is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. Additionally, our news organization makes editorial judgments around what is covered and how it is covered in the normal course of business. Although we have disciplined practices that are used to make such editorial judgments, it is possible that our news coverage alienates some consumers, adversely impacts our reputation and therefore impacts demand for our other products and services. Any damage to our reputation or payments of significant amounts, even if reserved, could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows.

Company-Specific Financial Factors:

Adoption of new software-based technologies may involve quality and supply chain issues and could increase capital costs.

The communications and digital entertainment industry has experienced rapid changes in the past several years. An increasing number of our customers are using mobile devices as the primary means of viewing video and an increasing number of nontraditional video providers are developing content and technologies to satisfy the desire for video entertainment demand. In addition, businesses and government bodies are broadly shifting to wireless-based services for homes and infrastructure to improve services to their respective customers and constituencies. We are spending significant capital to shift our wired network to software-based technology to manage this demand and are expanding 5G wireless technology to address these consumer demands. We are entering into a significant number of software licensing agreements and working with software developers to provide network functions in lieu of installing switches or other physical network equipment in order to respond to rapid developments in video and wireless demand. While software-based functionality can be changed much more quickly than, for example, physical switches, the rapid pace of development means that we may increasingly need to rely on single-source and software solutions that have not previously been deployed in production environments. Should this software not function as intended or our license agreements provide inadequate protection from intellectual property infringement claims, we could be forced to either substitute (if available) or else spend time to develop alternative technologies at a much higher cost and incur harm to our reputation for reliability, and, as a result, our ability to remain competitive could be materially adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
We depend on various suppliers to provide equipment to operate our business and satisfy customer demand and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, video equipment and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. These suppliers could fail to provide equipment on a timely basis, or fail to meet our performance expectations, for a number of reasons, including difficulties in obtaining export licenses for certain technologies, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability and public health emergencies such as the COVID-19 pandemic. The COVID-19 pandemic has caused, and may again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion. In such limited circumstances, we have been unable to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

Increasing costs to provide video and other services could adversely affect operating margins.

Our operating costs, including customer acquisition and retention costs, could continue to put pressure on margins and customer retention levels. In addition, most of our video programming that we distribute via our linear services is provided by other companies and historically the rates they charge us for programming have often increased more than the rate of inflation. In addition, as customer viewing habits shift to mobile, on-demand and streaming from linear programming, negotiating licensing rights is increasingly complicated. We are attempting to use our scale and access to wireless customers to change this trend but such negotiations are difficult and also may result in programming disruption. Our HBO Max streaming platform is another component of our strategy to reach nontraditional video customers and we are investing heavily to provide a competitive and attractive offering. If we are unable to restrain these costs or provide programming desired by our customers, it could impact margins and our ability to attract and retain customers. Our WarnerMedia operations, which create and license content to other providers, also may experience increasing difficulties securing favorable terms, including those related to pricing, positioning and packaging, during contract negotiations, which may lead to blackouts of WarnerMedia programming, and WarnerMedia may face greater difficulty in achieving placement of its networks and premium pay television services in offerings by third parties.

A number of our competitors offering comparable legacy services that rely on alternative technologies and business models are typically subject to less (or no) regulation, and therefore are able to operate with lower costs. These competitors generally can focus on discrete customer segments since they do not have regulatory obligations to provide universal service. Also, these competitors have cost advantages compared to us, due in part to operating on newer, more technically advanced and lower-cost networks and a nonunionized workforce, lower employee benefits and fewer retirees. We are transitioning services from our old copper-based network and seeking regulatory approvals, where needed, at both the state and federal levels. If we do not obtain regulatory approvals for our network transition or obtain approvals with onerous conditions, we could experience significant cost and competitive disadvantages.

We may not realize or sustain the expected benefits from our business transformation initiatives, and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position.

We have been and will be undertaking certain transformation initiatives, which are designed to reduce costs, streamline distribution, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus which consist of improving broadband connectivity (for example, fiber and 5G), developing software-based entertainment (such as HBO Max and AT&T TV) and utilizing WarnerMedia’s storytelling legacy to engage consumers and gain insights across multiple distribution points. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
If our efforts to attract and retain subscribers to our new HBO Max platform are not successful, our business will be adversely affected.

HBO Max’s future success is subject to inherent uncertainty. Our ability to continue to attract subscribers to the HBO Max platform will depend in part on our ability to consistently provide subscribers with compelling content choices, as well as a quality experience for selecting and viewing those content choices. Furthermore, the relative service levels, content offerings, promotions, and pricing and related features of competitors to HBO Max may adversely impact our ability to attract and retain subscribers. If consumers do not perceive our offerings to be of value, including if we introduce new or adjust existing features, adjust pricing or offerings, terminate or modify promotional or trial period offerings, experience technical issues, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. In addition, many subscribers to these types of offerings originate from word-of-mouth advertising from then existing subscribers. If our efforts to satisfy subscribers are not successful, including because we terminate or modify promotional or trial-period offerings or because of technical issues with the platform, we may not be able to attract or retain subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected.

If subscribers cancel or decide to not continue subscriptions for any reason, including a perception that they do not use it sufficiently, the need to cut household expenses, unsatisfactory availability of content, promotions or trial-period offers expire or are modified, competitive services or promotions provide a better value or experience, and customer service or technical issues are not satisfactorily resolved, our business will be adversely affected. We must continually add new subscribers both to replace canceled subscribers and to grow our business. If we do not grow as expected, given, in particular, that a significant portion of our content costs are committed and contracted over several years based on minimum subscriber delivery levels, we may not be able to adjust our expenditures or increase our (per subscriber) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted. If we are unable to successfully compete with competitors in retaining and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers do cancel, we may be required to incur significantly higher marketing expenditures or offer significantly more generous promotions to replace these subscribers with new subscribers.

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

Cyberattacks, major equipment failures or natural disasters, such as flooding, hurricanes and forest fires, whether caused by discrete severe weather events and/or precipitated by long-term climate change and earthquakes, software problems, terrorist acts or other breaches of network or IT security that affect our networks, including software and switches, microwave links, third-party-owned local and long-distance networks on which we rely, our cell sites or other equipment, our satellites, our customer account support and information systems, or employee and business records could have a material adverse effect on our operations. Our wired network in particular is becoming increasingly reliant on software as it evolves to handle increasing demands for video transmission. While we have been subject to security incidents or cyberattacks, these did not result in a material adverse effect on our operations. However, as such attacks continue to increase in scope and frequency, we may be unable to prevent a significant attack in the future. Our ability to maintain and upgrade our video programming also depends on our ability to successfully deploy and operate video satellites. Our inability to deploy or operate our networks or customer support systems or protect sensitive personal information of customers or employees or valuable technical and marketing information could result in significant expenses, potential legal liability, a loss of current or future customers and reputation damage, any of which could have a material adverse effect on our operations and financial condition.

AT&T Inc.
Dollars in millions except per share amounts
Increases in our debt levels to fund acquisitions, additional spectrum purchases, or other strategic decisions could adversely affect our ability to finance future debt at attractive rates and reduce our ability to respond to competition and adverse economic trends.

We have incurred debt to fund significant acquisitions, as well as spectrum purchases needed to compete in our industry. While we believe such decisions were prudent and necessary to take advantage of both growth opportunities and respond to industry developments, we did experience credit-rating downgrades from historical levels. Banks and potential purchasers of our publicly traded debt may decide that these strategic decisions and similar actions we may take in the future, as well as expected trends in the industry, will continue to increase the risk of investing in our debt and may demand a higher rate of interest, impose restrictive covenants or otherwise limit the amount of potential borrowing. Additionally, our capital allocation plan is focused on, among other things, managing our debt level going forward. Any failure to successfully execute this plan could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Our business may be impacted by changes in tax laws and regulations, judicial interpretations of same or administrative actions by federal, state, local and foreign taxing authorities.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017) may be uncertain and subject to differing interpretations, especially when evaluated against ever changing products and services provided by our global telecommunications, media, and technology businesses. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities, carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

We are also subject to ongoing examinations by taxing authorities in various jurisdictions. Although we regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of provisions for taxes, there can be no assurance as to the outcome of these examinations. In the event that we have not accurately or fully described, disclosed or determined, calculated or remitted amounts that were due to taxing authorities or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, we could be subject to additional taxes, penalties and interest, which could materially impact our business, financial condition and operating results.

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
•U.S. and foreign laws and regulations, as well as possible private rights of action, regarding intellectual property rights protection and privacy, personal data protection and user consent are complex and rapidly evolving and could result in adverse impacts to our business plans, increased costs, or claims against us that may harm our reputation.
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
•The continued development and delivery of attractive and profitable wireless, video and broadband offerings and devices, and, in particular, the success of our HBO Max platform; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.
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

AT&T Inc.
Dollars in millions except per share amounts
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

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2020, of our total property, plant and equipment, central office equipment represented 29%; outside plant (including cable, wiring and other non-central office network equipment) represented 23%; other equipment, comprised principally of satellites, wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 28%; land, building and wireless communications towers represented 13%; and other miscellaneous property represented 7%.

For our Communications segment, substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, wireless towers, telephone centers and retail stores are leased. Property on which communication towers are located may be either owned or leased.

For our WarnerMedia segment, we own or lease offices; studios; technical, production and warehouse spaces; communications facilities and other properties in numerous locations globally.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.
Dollars in millions except per share amounts

Information about our Executive Officers
(As of February 1, 2021)

Name	Age	Position	Held Since

John T. Stankey	58	Chief Executive Officer and President	7/2020
Edward W. Gillespie	59	Senior Executive Vice President - External and Legislative Affairs, AT&T Services, Inc.	4/2020
David S. Huntley	62	Senior Executive Vice President and Chief Compliance Officer	12/2014
Jason Kilar	49	Chief Executive Officer, Warner Media, LLC	5/2020
Lori M. Lee	55	Chief Executive Officer-AT&T Latin America and Global Marketing Officer	8/2017
David R. McAtee II	52	Senior Executive Vice President and General Counsel	10/2015
Jeffery S. McElfresh	50	Chief Executive Officer, AT&T Communications, LLC	10/2019
Angela R. Santone	49	Senior Executive Vice President - Human Resources	12/2019
John J. Stephens	61	Senior Executive Vice President and Chief Financial Officer	6/2011

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. Gillespie, Mr. Kilar and Ms. Santone. Mr. Gillespie was previously Managing Director of Sard Verbinnen & Co. from June 2018 to April 2020, Founder and Principal of Ed Gillespie Strategies from February 2009 to December 2016, and Counselor to the President for George W. Bush, Executive Office of the President at The White House, from July 2007 to January 2009. Mr. Kilar was previously Co-Founder and Chief Executive Officer of Vessel from 2013 to 2017 and Founder and Chief Executive Officer of Hulu from 2007 to 2013. Ms. Santone was previously Chief Administrative Officer of AT&T from May 2019 to December 2019, Executive Vice President and Global Chief Human Resources Officer of Turner from February 2016 to April 2019, and Senior Vice President and Chief Human Resources Officer of Turner from June 2013 to January 2016. Executive officers are not appointed to a fixed term of office.

AT&T Inc.
Dollars in millions except per share amounts
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “T”. The number of stockholders of record as of December 31, 2020 and 2019 was 858,373 and 891,449. The number of stockholders of record as of February 12, 2021, was 854,769. We declared dividends on common stock, on a quarterly basis, totaling $2.08 per share in 2020 and $2.05 per share in 2019.

STOCK PERFORMANCE GRAPH

The comparison above assumes $100 invested on December 31, 2015, in AT&T common stock and the following Standard & Poor’s (S&P) Indices: S&P 500 Index and S&P 500 Communications Services Index. We have adopted the S&P 500 Communications Services Index, which permits us to use a more diversified set of companies in the communications and media sectors that are relevant to our businesses. Total return equals stock price appreciation plus reinvestment of dividends.

AT&T Inc.
Dollars in millions except per share amounts
Our Board of Directors has approved the following authorizations to repurchase common stock: (1) March 2013 authorization program of 300 million shares (19 million outstanding at December 31, 2019, which we completed during the first quarter of 2020) and (2) March 2014 authorization program for 300 million shares, with 178 million outstanding at December 31, 2020. Excluding the impact of acquisitions, our 2021 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

To implement these authorizations, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We entered into an Accelerated Share Repurchase agreement and repurchased $4,000 of common stock during the first quarter of 2020.

We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

A summary of our repurchases of common stock during the fourth quarter of 2020 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
October 1, 2020 -
October 31, 2020	294,518	$28.52	6,374	177,935,856
November 1, 2020 -
November 30, 2020	78,988	$28.69	5,062	177,930,794
December 1, 2020 -
December 31, 2020	702,940	$28.58	586	177,930,208
Total	1,076,446	$28.57	12,022
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares purchased, 510,190 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased or transferred, 554,234 shares were transferred from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

AT&T Inc.
Dollars in millions except per share amounts
ITEM 6. SELECTED FINANCIAL DATA

At December 31 and for the year ended:	2020	2019	2018	2017	2016
Financial Data
Operating revenues	$171,760	$181,193	$170,756	$160,546	$163,786
Operating expenses	$165,355	$153,238	$144,660	$140,576	$140,243
Operating income	$6,405	$27,955	$26,096	$19,970	$23,543
Interest expense	$7,925	$8,422	$7,957	$6,300	$4,910
Equity in net income (loss) of affiliates	$95	$6	$(48)	$(128)	$98
Other income (expense) - net	$(1,431)	$(1,071)	$6,782	$1,597	$1,081
Income tax (benefit) expense	$965	$3,493	$4,920	$(14,708)	$6,479
Net Income (Loss)	$(3,821)	$14,975	$19,953	$29,847	$13,333
Less: Net Income Attributable to Noncontrolling Interest	$(1,355)	$(1,072)	$(583)	$(397)	$(357)
Net Income (Loss) Attributable to AT&T	$(5,176)	$13,903	$19,370	$29,450	$12,976
Net Income (Loss) Attributable to Common Stock	$(5,369)	$13,900	$19,370	$29,450	$12,976
Basic Earnings Per Common Share: Net Income (Loss) Attributable to Common Stock	$(0.75)	$1.90	$2.85	$4.77	$2.10
Diluted Earnings Per Common Share: Net Income (Loss) Attributable to Common Stock	$(0.75)	$1.89	$2.85	$4.76	$2.10
Weighted-average common shares outstanding (000,000)	7,157	7,319	6,778	6,164	6,168
Weighted-average common shares outstanding with dilution (000,000)	7,183	7,348	6,806	6,183	6,189
End of period common shares outstanding (000,000)	7,126	7,255	7,282	6,139	6,139
Dividends declared per common share	$2.08	$2.05	$2.01	$1.97	$1.93
Cash and cash equivalents	$9,740	$12,130	$5,204	$50,498	$5,788
Total assets	$525,761	$551,669	$531,864	$444,097	$403,821
Long-term debt	$153,775	$151,309	$166,250	$125,972	$113,681
Total debt	$157,245	$163,147	$176,505	$164,346	$123,513
Debt ratio	46.7%	44.7%	47.7%	53.6%	49.9%
Net debt ratio	43.8%	41.4%	46.2%	37.2%	47.5%
Book value per common share	$25.15	$27.84	$26.63	$23.13	$20.22
Capital expenditures	$15,675	$19,635	$21,251	$21,550	$22,408
Vendor financing payments	$2,966	$3,050	$560	$572	$—
Gross capital investment[1]	$19,704	$23,690	$23,240	$22,401	$22,408
Spectrum acquisitions[2]	$1,613	$1,316	$447	$(1,380)	$2,477
Number of employees	230,760	247,800	268,220	254,000	268,540
[1]Includes capital expenditures and vendor financing payments and excludes FirstNet reimbursements of $1,063 in 2020, $1,005 in 2019, $1,429 in 2018, $279 in 2017 and $0 in 2016 (see Note 20).
[2]Cash paid for FCC license and domestic spectrum acquired in business acquisitions and swaps, net of auction deposit returns.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We have recast our segment results for all prior periods presented to include our prior Xandr segment within our WarnerMedia segment and to remove the Crunchyroll anime business that is classified as held-for-sale and removed from the WarnerMedia segment, instead including it in Corporate and Other.

				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating Revenues
Communications	$138,850	$142,359	$143,721	(2.5)%	(0.9)%
WarnerMedia	30,442	35,259	20,585	(13.7)	71.3
Latin America	5,716	6,963	7,652	(17.9)	(9.0)
Corporate and other	1,932	1,865	2,197	3.6	(15.1)
Eliminations and consolidation	(5,180)	(5,253)	(3,399)	1.4	(54.5)
AT&T Operating Revenues	171,760	181,193	170,756	(5.2)	6.1
Operating Contribution
Communications	30,521	32,230	32,108	(5.3)	0.4
WarnerMedia	8,210	10,659	7,020	(23.0)	51.8
Latin America	(729)	(635)	(710)	(14.8)	10.6
Segment Operating Contribution	$38,002	$42,254	$38,418	(10.1)%	10.0%

The Communications segment accounted for approximately 79% of our 2020 total segment operating revenues compared to 77% in 2019 and 80% of our 2020 total segment operating contribution as compared to 76% in 2019. This segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. In December 2020, we changed our management strategy and reevaluated our domestic video business, allowing us to maximize value in our domestic video business and further accelerate our ability to innovate and execute in our fast-growing broadband and fiber business. In conjunction with the strategy change, we separated the former Entertainment Group into two business units, Video and Broadband, which includes legacy telephony operations. We have recast our results for all prior periods to split the Entertainment Group into two separate business units, Video and Broadband, and removed video operations from Business Wireline, combining all video operations in the Video business unit. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.

AT&T Inc.
Dollars in millions except per share amounts
•Video provides video, including over-the-top (OTT) services and also sells multiplatform advertising services as video revenues.
•Broadband provides internet, including broadband fiber, and legacy telephony voice communication services to residential customers.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment accounted for approximately 17% of our 2020 total segment operating revenues compared to 19% in 2019 and 22% of our 2020 total segment operating contribution compared to 25% in 2019. This segment develops, produces and distributes feature films, television, gaming and other content over various physical and digital formats globally. Historical financial results of Eliminations & Other included in the WarnerMedia segment have been recast to include Xandr, previously a separate reportable segment, and to remove the Crunchyroll anime business that was classified as held-for-sale. This segment contains the following:
•Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.
•Home Box Office consists of premium pay television and HBO Max domestically and premium pay, basic tier television internationally and content licensing and home entertainment.
•Warner Bros. primarily consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.
•Eliminations & Other includes the Xandr advertising business, and also removes transactions between the Turner, Home Box Office and Warner Bros. business units, including internal sales of content to the HBO Max platform that began in the fourth quarter of 2019 (see Note 5).

The Latin America segment accounted for approximately 3% of our 2020 total segment operating revenues compared to 4% in 2019. This segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:
•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.
•Mexico provides wireless service and equipment to customers in Mexico.

COVID-19 Update
Disruptions caused by the coronavirus (COVID-19) and measures taken to prevent its spread or mitigate its effects both domestically and internationally have impacted our results of operations. We recorded approximately $850, or $0.10 per diluted share, for the year ended December 31, 2020, of incremental costs associated with voluntary corporate actions taken to protect and compensate front-line employees and contractors and additional WarnerMedia production disruption.

In addition to these incremental costs, we estimate that our operations and comparability were impacted by approximately $2,925, or $0.33 per diluted share, for the year ended December 31, 2020, for: (1) reluctance of consumers to travel at previous levels, driving significantly lower international wireless roaming service revenues that do not have a directly correlated expense reduction, (2) the partial closure of movie theaters and postponement of theatrical releases, leading to lower content revenues, and (3) lower television licensing and production revenues due to production hiatus, and associated expenses.

With partial reopening of the economy and improved collections experience, the economic effects of the pandemic and resulting societal changes remain unpredictable. There are a number of uncertainties that could impact our future results of operations, including the effectiveness of COVID-19 mitigation measures, the duration of the pandemic, the efficacy and widespread distribution of a vaccine, global economic conditions, changes to our operations, changes in consumer confidence, behaviors and spending, work and learn from home trends and the sustainability of supply chains. We expect operating results and cash flows to continue to be adversely impacted by COVID-19 for the duration of the pandemic. We expect our 2021 results to be impacted by the following:
•Lower revenues from the continued partial closure of movie theaters and higher costs based on our decision to distribute 2021 films on HBO Max in the U.S. simultaneous with theaters for 31 days and costs associated with the international launch of HBO Max;
•Uncertainty in revenues from international wireless roaming services due to reduced travel, particularly in the first quarter; and
•Continued expenses to protect front-line employees, contractors and customers.

AT&T Inc.
Dollars in millions except per share amounts
RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the following table. We then discuss factors affecting our overall results. Additional analysis is discussed in our “Segment Results” section. We also discuss our expected revenue and expense trends for 2021 in the “Operating Environment and Trends of the Business” section. Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Service	$152,767	$163,499	$152,345	(6.6)%	7.3%
Equipment	18,993	17,694	18,411	7.3	(3.9)
Total Operating Revenues	171,760	181,193	170,756	(5.2)	6.1

Operating expenses
Operations and support	117,959	123,563	116,184	(4.5)	6.4
Asset impairments and abandonments	18,880	1,458	46	—	—
Depreciation and amortization	28,516	28,217	28,430	1.1	(0.7)
Total Operating Expenses	165,355	153,238	144,660	7.9	5.9
Operating Income	6,405	27,955	26,096	(77.1)	7.1
Interest expense	7,925	8,422	7,957	(5.9)	5.8
Equity in net income (loss) of affiliates	95	6	(48)	—	—
Other income (expense) – net	(1,431)	(1,071)	6,782	(33.6)	—
Income (Loss) Before Income Taxes	(2,856)	18,468	24,873	—	(25.8)
Net Income (Loss)	(3,821)	14,975	19,953	—	(24.9)
Net Income (Loss) Attributable to AT&T	(5,176)	13,903	19,370	—	(28.2)
Net Income (Loss) Attributable to Common Stock	$(5,369)	$13,900	$19,370	—%	(28.2)%

OVERVIEW

Operating revenues decreased in 2020, with declines in all segments reflecting impacts of the COVID-19 pandemic. Lower WarnerMedia segment revenues reflect limited and postponed theatrical and home entertainment releases as well as lower television licensing, productions and advertising revenues. Communications segment revenue declines were driven by continued declines in video and legacy services, partially offset by higher wireless device sales and increases in strategic and managed business service revenues. Latin America segment revenue declines were primarily due to foreign exchange rates.

Operations and support expenses decreased in 2020, driven by impacts of the pandemic which resulted in lower broadcast and programming costs in our Communications and WarnerMedia segments and lower film-related print and advertising costs at WarnerMedia. Also contributing to declines were a noncash gain of $900 on a spectrum transaction in the first quarter that was recorded as an offset to operating expenses as well as our continued focus on cost management. Offsetting these expense decreases were higher costs associated with our investment in HBO Max, employee separation charges and incremental costs related to COVID-19. As part of our cost and efficiency initiatives, we expect operations and support expense improvements to continue as we size our operations to reflect the current economic activity level.

Asset impairments and abandonments increased in 2020, primarily due to noncash impairment charges of $15,508 in the fourth quarter, resulting from our assessment of the recoverability of the long-lived assets and goodwill associated with our video business (see Notes 7 and 9). The increase also includes a goodwill impairment of $2,212 at our Vrio business unit in the second quarter (see Note 9) and $780 from the impairment of production and other content inventory at WarnerMedia, with approximately $524 resulting from the continued shutdown of theaters during the pandemic and the hybrid distribution model for our 2021 film slate (see Note 11). Charges in 2019 primarily related to the abandonment of certain copper assets that were not necessary to support future network activity (see Note 7).

AT&T Inc.
Dollars in millions except per share amounts
Depreciation and amortization expense increased in 2020.
Amortization expense increased $307, or 3.9%, in 2020 due to the amortization of orbital slot licenses, which began in the first quarter of 2020 (see Note 1). Amortization expense in 2021 will reflect approximately $1,200 of reductions from the 2020 impairment of orbital slots and customers lists associated with our domestic video business (see Note 9).

Depreciation expense decreased $8 in 2020 primarily due to ongoing capital spend for network upgrades and expansion partially offset by fully depreciated assets in our Communications segment. Depreciation expense in 2021 will reflect approximately $480 of reductions from the 2020 impairment of property, plant and equipment associated with our domestic video business (see Note 7).

Operating income decreased in 2020 and increased in 2019. Our operating margin was 3.7% in 2020, compared to 15.4% in 2019 and 15.3% in 2018.

Interest expense decreased in 2020, primarily due to lower interest rates and debt balances.

Equity in net income (loss) of affiliates increased in 2020, reflecting changes in our investment portfolio, including $130 equity in earnings resulting from an investee transaction.

Other income (expense) – net decreased in 2020 primarily due to the recognition of $1,405 of debt redemption costs and lower income from Rabbi trusts and other investments. Offsetting the decrease were lower actuarial losses in 2020, $4,169 compared to $5,171 in 2019 (see Note 15).

Income tax expense decreased in 2020, primarily driven by decreased income before income taxes offset by impairments of goodwill (see Note 9), which are not deductible for tax purposes.

Our effective tax rate was (33.8)% in 2020, 18.9% in 2019, and 19.8% in 2018. The effective tax rate in 2020 was impacted by the goodwill impairments, which are not deductible for tax purposes.

Segment Results Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our segment results presented below follow our internal management reporting. In addition to segment operating contribution, we also evaluate segment performance based on EBITDA and/or EBITDA margin. EBITDA is defined as segment operating contribution, excluding equity in net income (loss) of affiliates and depreciation and amortization. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate operating performance. EBITDA does not give effect to depreciation and amortization expenses incurred in operating contribution nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

AT&T Inc.
Dollars in millions except per share amounts

COMMUNICATIONS SEGMENT				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Segment Operating Revenues
Mobility	$72,564	$71,056	$70,521	2.1%	0.8%
Video	28,610	32,124	33,363	(10.9)	(3.7)
Broadband	12,318	13,012	13,108	(5.3)	(0.7)
Business Wireline	25,358	26,167	26,729	(3.1)	(2.1)
Total Segment Operating Revenues	138,850	142,359	143,721	(2.5)	(0.9)

Segment Operating Contribution
Mobility	22,372	22,321	21,568	0.2	3.5
Video	1,729	2,064	1,331	(16.2)	55.1
Broadband	1,822	2,681	3,369	(32.0)	(20.4)
Business Wireline	4,598	5,164	5,840	(11.0)	(11.6)
Total Segment Operating Contribution	$30,521	$32,230	$32,108	(5.3)%	0.4%

Selected Subscribers and Connections
				December 31,
(000s)			2020	2019	2018
Mobility subscribers			182,558	165,889	151,921
Total domestic broadband connections			15,384	15,389	15,701
Network access lines in service			7,263	8,487	10,002
U-verse VoIP connections			3,816	4,370	5,114

Operating revenues decreased in 2020 and were impacted by the COVID-19 pandemic. Declines in our Video, Broadband and Business Wireline business units were partially offset by increases in our Mobility business unit. The decrease also reflects the continued shift away from linear video and legacy services, partially offset by higher equipment and service revenues.

Operating contribution decreased in 2020 and increased in 2019. The 2020 operating contribution includes declines in our Video, Broadband and Business Wireline business units, and reflects stable operating contribution from our Mobility business. Our Communications segment operating income margin was 22.0% in 2020, 22.6% in 2019 and 22.3% in 2018.

Communications Business Unit Discussion

Mobility Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Service	$55,542	$55,331	$54,295	0.4%	1.9%
Equipment	17,022	15,725	16,226	8.2	(3.1)
Total Operating Revenues	72,564	71,056	70,521	2.1	0.8

Operating expenses
Operations and support	42,106	40,681	40,690	3.5	—
Depreciation and amortization	8,086	8,054	8,263	0.4	(2.5)
Total Operating Expenses	50,192	48,735	48,953	3.0	(0.4)
Operating Income	22,372	22,321	21,568	0.2	3.5
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$22,372	$22,321	$21,568	0.2%	3.5%

AT&T Inc.
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mobility:

Subscribers
				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Postpaid	77,154	75,207	76,068	2.6%	(1.1)%
Prepaid	18,102	17,803	16,828	1.7	5.8
Reseller	6,535	6,893	7,693	(5.2)	(10.4)
Connected devices[1]	80,767	65,986	51,332	22.4	28.5
Total Mobility Subscribers	182,558	165,889	151,921	10.0%	9.2%
[1]Includes data-centric devices such as wholesale automobile systems, monitoring devices, fleet management and session-based tablets.

Mobility Net Additions
				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Postpaid Phone Net Additions	1,457	483	194	—%		—%
Total Phone Net Additions[5]	1,640	989	1,248	65.8		(20.8)

Postpaid[2,6]	2,183	(435)	(90)	—		—
Prepaid[5,6]	379	677	1,301	(44.0)		(48.0)
Reseller[6]	(449)	(928)	(1,599)	51.6		42.0
Connected devices[3]	14,785	14,645	12,324	1.0		18.8
Mobility Net Subscriber Additions[1]	16,898	13,959	11,936	21.1%		16.9%

Postpaid Churn[4]	0.98%	1.18%	1.12%	(20)	BP	6	BP
Postpaid Phone-Only Churn[4]	0.79%	0.95%	0.90%	(16)	BP	5	BP
[1] Excludes acquisition-related additions during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net (losses) were (512), (1,487) and (1,200) for the years ended December 31, 2020, 2019 and 2018, respectively. Wearables and other net adds were 1,223, 569 and 916 for the years ended December 31, 2020, 2019 and 2018, respectively.

[3] Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

[5]The year ended December 31, 2020, includes 188 subscriber disconnections resulting from updating our prepaid activation policy.
[6]The year ended December 31, 2020, includes subscribers transferred in connection with business dispositions.
1
Service revenue increased during 2020 largely due to growth in phone subscribers and connected devices, offset by declines in international roaming revenue due to reduced travel during the pandemic. Successful offers aimed at customer retention contributed to subscriber growth and lower churn.

ARPU
Average revenue per subscriber (ARPU) decreased primarily due to the decline in international roaming and waived fees.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in 2020 due to migrations to unlimited plans, continued network improvements, subscriber retention offers in the fourth quarter, and lower overall involuntary disconnects.

AT&T Inc.
Dollars in millions except per share amounts
Equipment revenue increased in 2020 primarily due to higher equipment revenue from higher postpaid upgrade volumes, the mix of sales of higher-priced smartphones, and higher sales of data devices, including wearables, wireless modems and hotspots.

Operations and support expenses increased in 2020, largely driven by higher equipment costs, increased commission deferral amortization and intercompany content costs associated with plans offering HBO Max, partially offset by lower bad debt expense. The increase in commission deferral amortization is partly offset by the impacts of our second-quarter 2020 updates to extend the expected economic life of our Mobility customers.

Depreciation expense increased in 2020, primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased in 2020 and 2019. Our Mobility operating income margin was 30.8% in 2020, 31.4% in 2019 and 30.6% in 2018. Our Mobility EBITDA margin was 42.0% in 2020, 42.7% in 2019 and 42.3% in 2018.

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

To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans, including our FirstNet and prepaid products, and arrangements that bundle our video services. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and subscribers to such plans tend to have higher retention and lower churn rates. We offer unlimited data plans and such subscribers also tend to have higher retention and lower churn rates. Our offerings are intended to encourage existing subscribers to upgrade their current services and/or add devices, attract subscribers from other providers and/or minimize subscriber churn.

Connected Devices
Connected devices include data-centric devices such as wholesale automobile systems, monitoring devices, fleet management and session-based tablets. Connected device subscribers increased in 2020, and we added approximately 9.9 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other Internet of Things (IoT) connections. These connected car agreements give us the opportunity to create future retail relationships with the car owners.

Video Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Service	$28,465	$32,123	$33,363	(11.4)%	(3.7)%
Equipment	145	1	—	—	—
Total Operating Revenues	28,610	32,124	33,363	(10.9)	(3.7)

Operating expenses
Operations and support	24,619	27,599	29,334	(10.8)	(5.9)
Depreciation and amortization	2,262	2,461	2,698	(8.1)	(8.8)
Total Operating Expenses	26,881	30,060	32,032	(10.6)	(6.2)
Operating Income	1,729	2,064	1,331	(16.2)	55.1
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$1,729	$2,064	$1,331	(16.2)%	55.1%

AT&T Inc.
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Video:

Connections
				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Video Connections
Premium TV	16,505	19,496	22,926	(15.3)%	(15.0)%
AT&T TV NOW[1]	656	926	1,591	(29.2)	(41.8)
Total Video Connections[1]	17,161	20,422	24,517	(16.0)%	(16.7)%
[1]Beginning in January 2021, AT&T TV NOW has been combined with AT&T TV.

Net Additions
				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Video Net Additions
Premium TV	(2,991)	(3,430)	(1,189)	12.8%	—%
AT&T TV NOW[1]	(270)	(665)	436	59.4	—
Net Video Additions[1]	(3,261)	(4,095)	(753)	20.4%	—%
[1]Beginning in January 2021, AT&T TV NOW has been combined with AT&T TV.

Service revenues are comprised of video entertainment subscription and advertising revenues. Revenues decreased in 2020 and 2019, largely driven by a decline in premium TV and OTT subscribers as we continue to focus on retention of existing subscribers with a particular focus on our high-value subscribers. Partially offsetting video revenue declines was higher advertising revenues during a general election year. Consistent with the rest of the industry, our customers continue to shift from a premium linear video service to more economically priced OTT and subscription video on demand offerings, which has impacted our video revenues.

Equipment revenue increased in 2020 primarily due to the nationwide introduction of our IP-based AT&T TV service in early 2020.

Operations and support expenses decreased in 2020 and 2019, largely driven by lower content costs from fewer subscribers, partially offset by annual content rate increases, including those associated with NFL SUNDAY TICKET and pandemic-related compassion payments made in the first half of 2020.

Depreciation expense decreased in 2020 and 2019, due to network assets becoming fully depreciated.

Operating income decreased in 2020 and increased in 2019. Our Video operating income margin was 6.0% in 2020, 6.4% in 2019 and 4.0% in 2018. Our Video EBITDA margin was 13.9% in 2020, 14.1% in 2019 and 12.1% in 2018.

AT&T Inc.
Dollars in millions except per share amounts

Broadband Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
High-speed internet	$8,534	$8,403	$7,956	1.6%	5.6%
Legacy voice and data services	2,213	2,573	3,042	(14.0)	(15.4)
Other service and equipment	1,571	2,036	2,110	(22.8)	(3.5)
Total Operating Revenues	12,318	13,012	13,108	(5.3)	(0.7)

Operating expenses
Operations and support	7,582	7,451	7,116	1.8	4.7
Depreciation and amortization	2,914	2,880	2,623	1.2	9.8
Total Operating Expenses	10,496	10,331	9,739	1.6	6.1
Operating Income	1,822	2,681	3,369	(32.0)	(20.4)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$1,822	$2,681	$3,369	(32.0)%	(20.4)%

The following tables highlight other key measures of performance for Broadband:

Connections
				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Broadband Connections
Total Broadband Connections	14,100	14,119	14,409	(0.1)%	(2.0)%
Fiber Broadband Connections	4,951	3,887	2,763	27.4	40.7

Voice Connections
Retail Consumer Switched Access Lines	2,862	3,329	3,967	(14.0)	(16.1)
U-verse Consumer VoIP Connections	3,231	3,794	4,582	(14.8)	(17.2)
Total Retail Consumer Voice Connections	6,093	7,123	8,549	(14.5)%	(16.7)%

Net Additions
				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Broadband Net Additions
Total Broadband Net Additions	(19)	(290)	59	93.4%	—%
Fiber Broadband Net Additions	1,064	1,124	1,034	(5.3)%	8.7%

High-speed internet revenues increased in 2020 and 2019, reflecting higher ARPU resulting from the continued shift of subscribers to our higher-speed fiber services and pricing actions.

Legacy voice and data service revenues decreased in 2020 and 2019, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in 2020 and 2019, reflecting the continued decline in the number of VoIP customers.

AT&T Inc.
Dollars in millions except per share amounts
Operations and support expenses increased in 2020, largely driven by intercompany content costs associated with plans offering HBO Max. Expense increases in 2020 and 2019 also reflect higher acquisition and fulfillment cost deferral amortization, including the impact of updates to decrease the estimated economic life of our subscribers.

Depreciation expense increased in 2020 and 2019, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income decreased in 2020 and 2019. Our Broadband operating income margin was 14.8% in 2020, 20.6% in 2019 and 25.7% in 2018. Our Broadband EBITDA margin was 38.4% in 2020, 42.7% in 2019 and 45.7% in 2018.

Business Wireline Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Strategic and managed services	$15,788	$15,430	$14,649	2.3%	5.3%
Legacy voice and data services	8,183	9,180	10,674	(10.9)	(14.0)
Other service and equipment	1,387	1,557	1,406	(10.9)	10.7
Total Operating Revenues	25,358	26,167	26,729	(3.1)	(2.1)

Operating expenses
Operations and support	15,534	16,069	16,181	(3.3)	(0.7)
Depreciation and amortization	5,226	4,934	4,708	5.9	4.8
Total Operating Expenses	20,760	21,003	20,889	(1.2)	0.5
Operating Income	4,598	5,164	5,840	(11.0)	(11.6)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$4,598	$5,164	$5,840	(11.0)%	(11.6)%

Strategic and managed services revenues increased in 2020. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and outsourcing services. Revenue increases were primarily attributable to growth in our security and cloud solutions, dedicated internet and voice services and the impact of higher demand for connectivity due to the pandemic.

Legacy voice and data service revenues decreased in 2020, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment revenues decreased in 2020, reflecting higher prior-year licensing of intellectual property assets. Revenue trends are impacted by the licensing of intellectual property assets, which vary from period-to-period. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses decreased in 2020, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization.

Depreciation expense increased in 2020, reflecting increases in capital spending for network upgrades and expansion.

Operating income decreased in 2020 and 2019. Our Business Wireline operating income margin was 18.1% in 2020, 19.7% in 2019 and 21.8% in 2018. Our Business Wireline EBITDA margin was 38.7% in 2020, 38.6% in 2019 and 39.5% in 2018.

AT&T Inc.
Dollars in millions except per share amounts

WARNERMEDIA SEGMENT
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Segment Operating Revenues
Turner	$12,568	$13,122	$6,979	(4.2)%	—%
Home Box Office	6,808	6,749	3,598	0.9	—
Warner Bros.	12,154	14,358	8,703	(15.4)	—
Eliminations & Other	(1,088)	1,030	1,305	—	—
Total Segment Operating Revenues	30,442	35,259	20,585	(13.7)	—

Cost of revenues
Turner	5,330	5,970	2,815	(10.7)	—
Home Box Office	4,356	3,248	1,669	34.1	—
Warner Bros.	8,236	10,006	6,130	(17.7)	—
Selling, general and administrative	5,803	5,368	2,895	8.1	—
Eliminations & Other	(2,146)	(420)	(230)	—	—
Depreciation and amortization	671	589	311	13.9	—
Total Operating Expenses	22,250	24,761	13,590	(10.1)	—
Operating Income	8,192	10,498	6,995	(22.0)	—
Equity in Net Income (Loss) of Affiliates	18	161	25	(88.8)	—
Total Segment Operating Contribution	$8,210	$10,659	$7,020	(23.0)%	—%

Our WarnerMedia segment includes our Turner, Home Box Office (HBO) and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases. Historical financial results of the WarnerMedia segment, (Eliminations & Other) have been recast to include Xandr, previously a separate reportable segment, and to remove the Crunchyroll anime business that is classified as held-for-sale.

The WarnerMedia segment does not include results from Time Warner operations prior to our June 14, 2018 acquisition. For this reason, 2018 results are not comparable to the other two years presented for this segment and therefore percent changes comparing 2018 and 2019 are not shown in the tables. Otter Media and HBO Latin America Group (HBO LAG) are included as equity method investments prior to our acquiring the remaining interests in each, which occurred in August 2018 and May 2020, respectively. Both are included in the segment operating results following the dates of acquisition. Consistent with our past practice, many of the impacts of the fair value adjustments from the application of purchase accounting required under GAAP have not been allocated to the segment, instead they are reported as acquisition-related items in the reconciliation to consolidated results.

Operating revenues decreased in 2020, primarily due to lower theatrical and television product revenues, reflecting the pandemic-related postponement of theatrical releases and theatrical and television production delays at Warner Bros. Turner revenues also decreased due to lower advertising revenues resulting from cancellation and shifting of sporting events, and/or compressed seasons. HBO revenues partially offset these decreases, driven by growth in international revenues and domestic HBO Max retail subscribers, partially offset by lower licensing revenues.

Operating contribution decreased in 2020 and increased in 2019. The WarnerMedia segment operating income margin was 26.9% in 2020, 29.8% in 2019 and 34.0% in 2018.

AT&T Inc.
Dollars in millions except per share amounts
WarnerMedia Business Unit Discussion

Turner Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Subscription	$7,613	$7,736	$4,207	(1.6)%	—%
Advertising	3,941	4,566	2,330	(13.7)	—
Content and other	1,014	820	442	23.7	—
Total Operating Revenues	12,568	13,122	6,979	(4.2)	—

Operating expenses
Cost of revenues	5,330	5,970	2,815	(10.7)	—
Selling, general and administrative	1,624	1,770	979	(8.2)	—
Depreciation and amortization	277	235	131	17.9	—
Total Operating Expenses	7,231	7,975	3,925	(9.3)	—
Operating Income	5,337	5,147	3,054	3.7	—
Equity in Net Income (Loss) of Affiliates	(2)	52	54	—	—
Operating Contribution	$5,335	$5,199	$3,108	2.6%	—%

Operating revenues decreased in 2020 primarily due to lower advertising revenues resulting from the cancellation of the NCAA Division I Men’s Basketball Tournament in the first quarter of 2020 and the impacts from shifting sporting event schedules and/or compressed seasons, such as the delay of the NBA season that historically has started earlier in the fourth quarter. These revenue declines were partially offset by increased advertising due to news coverage of general elections and COVID-19 developments. Operating revenue declines were also caused by lower subscription revenues at regional sports networks and unfavorable exchange rates, partially offset by higher content and other revenue, including internal sales to HBO Max, which are eliminated in consolidation within the WarnerMedia segment.

Cost of revenues decreased in 2020 primarily due to lower sports programming costs as a result of the previously mentioned cancellations and modifications to the timing and/or duration of various sporting events.

Selling, general and administrative decreased in 2020 driven by cost-saving initiatives.

Operating income increased in 2020 and 2019. Our Turner operating income margin was 42.5% in 2020, 39.2% in 2019 and 43.8% in 2018.

AT&T Inc.
Dollars in millions except per share amounts

Home Box Office Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Subscription	$6,090	$5,814	$3,201	4.7%	—%
Content and other	718	935	397	(23.2)	—
Total Operating Revenues	6,808	6,749	3,598	0.9	—

Operating expenses
Cost of revenues	4,356	3,248	1,669	34.1	—
Selling, general and administrative	1,672	1,064	518	57.1	—
Depreciation and amortization	98	102	56	(3.9)	—
Total Operating Expenses	6,126	4,414	2,243	38.8	—
Operating Income	682	2,335	1,355	(70.8)	—
Equity in Net Income (Loss) of Affiliates	16	30	29	(46.7)	—
Operating Contribution	$698	$2,365	$1,384	(70.5)%	—%

Operating revenues increased in 2020, primarily due to the May 2020 acquisition of HBO LAG and higher domestic HBO Max retail subscribers, partially offset by decreases in content and other revenue from lower content licensing. At December 31, 2020, we had 41.5 million U.S. subscribers from HBO and HBO Max, up from 34.6 million at December 31, 2019, including growth from intercompany relationships with the Communications segment.

Cost of revenues increased in 2020, primarily due to approximately $1,800 of programming investment related to HBO Max.

Selling, general and administrative increased in 2020, primarily due to higher marketing costs associated with HBO Max.

Operating income decreased in 2020 and increased in 2019. Our HBO operating income margin was 10.0% in 2020, 34.6% in 2019 and 37.7% in 2018.

Warner Bros. Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Theatrical product	$4,389	$5,978	$4,002	(26.6)%	—%
Television product	6,171	6,367	3,621	(3.1)	—
Games and other	1,594	2,013	1,080	(20.8)	—
Total Operating Revenues	12,154	14,358	8,703	(15.4)	—

Operating expenses
Cost of revenues	8,236	10,006	6,130	(17.7)	—
Selling, general and administrative	1,681	1,810	1,000	(7.1)	—
Depreciation and amortization	169	162	96	4.3	—
Total Operating Expenses	10,086	11,978	7,226	(15.8)	—
Operating Income	2,068	2,380	1,477	(13.1)	—
Equity in Net Income (Loss) of Affiliates	(70)	(30)	(28)	—	—
Operating Contribution	$1,998	$2,350	$1,449	(15.0)%	—%

AT&T Inc.
Dollars in millions except per share amounts
Operating revenues decreased in 2020, primarily due to pandemic-related movie theater closures and television and theatrical production delays.

Theatrical product revenues were lower due to theaters closing for a significant portion of the year and postponement of theatrical releases, which also reduced licensing revenues, such as home entertainment licensing. Additionally, unfavorable comparisons to the prior-year releases, which included, in 2019, Joker and carryover revenues from the theatrical release of Aquaman, compared to the limited-capacity theater and hybrid HBO Max distribution release of Wonder Woman 1984, in late 2020.

Television product revenues decreased primarily due to lower initial telecast revenues resulting from television production delays, including delays in the start of the 2020-2021 broadcast season, partially offset by increased licensing, including internal sales to HBO Max, which are eliminated in consolidation within the WarnerMedia segment.

Games and other revenue declines were primarily due to reduced studio operations and unfavorable games comparison to the prior year, which included, in 2019, the release of Mortal Kombat 11.

Cost of revenues decreased in 2020, primarily due to the production hiatus and lower marketing of theatrical product, partially offset by incremental production shutdown costs.

Selling, general and administrative decreased in 2020, primarily due to lower print and advertising expenses from limited theatrical releases and lower distribution fees.

Operating income decreased in 2020 and increased in 2019. Our Warner Bros. operating income margin was 17.0% in 2020, 16.6% in 2019 and 17.0% in 2018.

LATIN AMERICA SEGMENT
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Segment Operating Revenues
Vrio	$3,154	$4,094	$4,784	(23.0)%	(14.4)%
Mexico	2,562	2,869	2,868	(10.7)	—
Total Segment Operating Revenues	5,716	6,963	7,652	(17.9)	(9.0)

Segment Operating Contribution
Vrio	(142)	83	347	—	(76.1)
Mexico	(587)	(718)	(1,057)	18.2	32.1
Total Segment Operating Contribution	$(729)	$(635)	$(710)	(14.8)%	10.6%

Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations. In May 2020, we found it necessary to close our DIRECTV operations in Venezuela due to political instability in the country and to comply with sanctions of the U.S. government.

Operating revenues decreased in 2020, primarily driven by foreign exchange rates and overall economic impacts.

Operating contribution decreased in 2020, reflecting foreign exchange rates and overall economic impacts, and increased in 2019, due to improvement in Mexico. Our Latin America segment operating income margin was (13.2)% in 2020, (9.5)% in 2019 and (9.7)% in 2018.

AT&T Inc.
Dollars in millions except per share amounts
Latin America Business Unit Discussion

Vrio Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues	$3,154	$4,094	$4,784	(23.0)%	(14.4)%

Operating expenses
Operations and support	2,800	3,378	3,743	(17.1)	(9.8)
Depreciation and amortization	520	660	728	(21.2)	(9.3)
Total Operating Expenses	3,320	4,038	4,471	(17.8)	(9.7)
Operating Income (Loss)	(166)	56	313	—	(82.1)
Equity in Net Income of Affiliates	24	27	34	(11.1)	(20.6)
Operating Contribution	$(142)	$83	$347	—%	(76.1)%

The following tables highlight other key measures of performance for Vrio:

				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Vrio Video Subscribers	10,942	13,331	13,838	(17.9)%	(3.7)%

				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Vrio Video Net Subscriber Additions[1]	(148)	(285)	250	48.1%	—%
[1]2020 excludes the impact of 2.2 million subscriber disconnections resulting from the closure of our DIRECTV operations in Venezuela.

Operating revenues decreased in 2020, primarily driven by foreign exchange and overall economic impacts.

Operations and support expenses decreased in 2020, primarily driven by foreign exchange and overall economic impacts. Approximately 21% of Vrio expenses are U.S. dollar-based, with the remainder in the local currency.

Depreciation expense decreased in 2020, primarily due to changes in foreign exchange rates.

Operating income decreased in 2020 and 2019. Our Vrio operating income margin was (5.3)% in 2020, 1.4% in 2019 and 6.5% in 2018. Our Vrio EBITDA margin was 11.2% in 2020, 17.5% in 2019 and 21.8% in 2018.

AT&T Inc.
Dollars in millions except per share amounts

Mexico Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Service	$1,656	$1,863	$1,701	(11.1)%	9.5%
Equipment	906	1,006	1,167	(9.9)	(13.8)
Total Operating Revenues	2,562	2,869	2,868	(10.7)	—

Operating expenses
Operations and support	2,636	3,085	3,415	(14.6)	(9.7)
Depreciation and amortization	513	502	510	2.2	(1.6)
Total Operating Expenses	3,149	3,587	3,925	(12.2)	(8.6)
Operating Income (Loss)	(587)	(718)	(1,057)	18.2	32.1
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$(587)	$(718)	$(1,057)	18.2%	32.1%

The following tables highlight other key measures of performance for Mexico:

				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Mexico Wireless Subscribers[1]
Postpaid	4,696	5,103	5,805	(8.0)%	(12.1)%
Prepaid	13,758	13,584	12,264	1.3	10.8
Reseller	489	472	252	3.6	87.3
Mexico Wireless Subscribers	18,943	19,159	18,321	(1.1)%	4.6%

				Percent Change
(in 000s)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Mexico Wireless Net Additions[1]
Postpaid	(407)	(608)	307	33.1%	—%
Prepaid	174	1,919	2,867	(90.9)	(33.1)
Reseller	118	219	48	(46.1)	—
Mexico Wireless Net Additions	(115)	1,530	3,222	—%	(52.5)%
[1]2020 excludes the impact of 101 subscriber disconnections resulting from conforming our policy on reporting of fixed wireless resellers.

Service revenues decreased in 2020, primarily due to foreign exchange rates, as well as lower volumes and store traffic related to COVID-19.

Equipment revenues decreased in 2020, primarily due to lower equipment sales volumes related to COVID-19 and changes in foreign exchange rates.

Operations and support expenses decreased in 2020, primarily due to lower equipment sales and changes in foreign exchange rates. Approximately 7% of Mexico expenses are U.S. dollar-based, with the remainder in the local currency.

Depreciation expense increased in 2020, primarily due to amortization of spectrum licenses and higher in-service assets. These increases were partially offset by changes in foreign exchange rates.

Operating income increased in 2020 and 2019. Our Mexico operating income margin was (22.9)% in 2020, (25.0)% in 2019 and (36.9)% in 2018. Our Mexico EBITDA margin was (2.9)% in 2020, (7.5)% in 2019 and (19.1)% in 2018.

AT&T Inc.
Dollars in millions except per share amounts

SUPPLEMENTAL TOTAL ADVERTISING REVENUE INFORMATION
As a supplemental presentation, we are providing a view of total advertising revenues generated by AT&T. See revenue categories tables in Note 5 for a reconciliation.

Total Advertising Revenues
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating Revenues
Turner	$3,941	$4,566	$2,330	(13.7)%	96.0%
Video	1,718	1,672	1,595	2.8	4.8
Xandr	2,089	2,022	1,740	3.3	16.2
Other	386	382	352	1.0	8.5
Eliminations	(1,718)	(1,672)	(1,595)	(2.8)	(4.8)
Total Advertising Revenues	$6,416	$6,970	$4,422	(7.9)%	57.6%

SUPPLEMENTAL COMMUNICATIONS OPERATING INFORMATION
As a supplemental presentation to our Communications segment operating results, we are providing a view of our AT&T Business Solutions results which includes both wireless and wireline operations. This combined view presents a complete profile of the entire business customer relationship and underscores the importance of mobile solutions for our business customers. Results have been recast to conform to the current period’s classification of consumer and business wireless subscribers. See “Discussion and Reconciliation of Non-GAAP Measure” for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Business Solutions Results
				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues
Wireless service	$7,732	$7,444	$6,893	3.9%	8.0%
Strategic and managed services	15,788	15,430	14,649	2.3	5.3
Legacy voice and data services	8,183	9,180	10,674	(10.9)	(14.0)
Other service and equipment	1,387	1,557	1,406	(10.9)	10.7
Wireless equipment	2,882	2,754	2,508	4.6	9.8
Total Operating Revenues	35,972	36,365	36,130	(1.1)	0.7

Operating expenses
Operations and support	22,713	22,714	22,586	—	0.6
Depreciation and amortization	6,509	6,148	5,894	5.9	4.3
Total Operating Expenses	29,222	28,862	28,480	1.2	1.3
Operating Income	6,750	7,503	7,650	(10.0)	(1.9)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$6,750	$7,503	$7,650	(10.0)%	(1.9)%

AT&T Inc.
Dollars in millions except per share amounts
OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2021 Revenue Trends We expect revenue growth in our wireless and broadband businesses as customers demand premium content, instant connectivity and higher speeds made possible by our fiber network expansion and wireless network enhancements through 5G deployment.

In our Communications segment, we expect that our network quality and First Responder Network Authority (FirstNet) deployment will continue to contribute to wireless subscriber and service revenue growth, that 5G handsets will continue to drive wireless equipment revenue growth, and that applications like video streaming will also continue to drive greater demand for broadband services. The reluctance of consumers to travel at levels prior to the pandemic is expected to continue to contribute to uncertainty in international roaming wireless service revenues.

In our WarnerMedia segment, we expect our video streaming platform, HBO Max, and premium content will continue to drive revenue growth. The pandemic-related partial closure of movie theaters is expected to continue to pressure revenues and higher costs are anticipated based on our decision to distribute our 2021 films on HBO Max in the U.S. simultaneous with theaters for 31 days.

Across AT&T, we expect to provide consumers with a broad variety of video entertainment services, from mobile-centric and OTT streaming packages, to traditional full-size linear video. Revenue from business customers is expected to continue to grow for mobile and IP-based services but decline for legacy wireline services. Overall, we believe growth in wireless, broadband and WarnerMedia’s premium content should offset pressure from our linear video and legacy voice and data services.

2021 Expense Trends We expect the spending required to support growth initiatives, primarily our continued deployment of fiber, 5G, and FirstNet build, as well as continued investment into the HBO Max platform, to pressure expense trends in 2021. To the extent 5G handset introductions continue in 2021, and as anticipated, the expenses associated with those device sales are expected to contribute to higher costs. During 2021, we will also continue to transition our hardware-based network technology to more efficient and less expensive software-based technology. These investments will help prepare us to meet increased customer demand for enhanced wireless and broadband services, including video streaming, augmented reality and “smart” technologies. The software benefits of our 5G wireless technology and new video delivery platforms should result in a more efficient use of capital and lower network-related expenses in the coming years.

We continue to transform our operations to be more efficient and effective, reinvesting savings into growth areas of the business. We are restructuring businesses, sunsetting legacy networks, improving customer service and ordering functions through digital transformation, sizing our support costs and staffing with current activity levels, and reassessing overall benefit costs. We expect continued savings from these initiatives and through our WarnerMedia merger synergy program. Cost savings and non-strategic asset sales aligns with our focus on debt reduction.

Market Conditions The U.S. stock market experienced significant volatility in 2020 due to several factors, including the global pandemic, and thus general business investment remained modest, which had impact on our business services. The global pandemic has caused, and could again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products. As the labor market has not returned to pre-pandemic levels of unemployment, our residential customers continue to be price sensitive in selecting offerings, especially in the video area, and continue to focus on products that give them efficient access to video and broadcast services. Most of our products and services are not directly affected by the imposition of tariffs on Chinese goods. However, we expect ongoing pressure on pricing during 2021 as we respond to the competitive marketplace, especially in wireless and video services.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. Our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We expect only minimal ERISA contribution requirements to our pension plans for 2021. Investment returns on these assets depend largely on trends in the economy, and a weakness in the equity, fixed income and real asset markets could require us to make future contributions to the pension plans. In addition, our policy of recognizing actuarial gains and losses related to our pension and other postretirement plans in the period in which they arise subjects us to earnings volatility caused by changes in market conditions; however, these actuarial gains and losses do not impact segment performance as they are required to be recorded in “Other income (expense) – net.” Changes in our discount rate, which are tied to changes in the bond market, and changes in the performance of equity markets, may have significant impacts on the valuation of our pension and other postretirement obligations at the end of 2021 (see “Critical Accounting Policies and Estimates”).

AT&T Inc.
Dollars in millions except per share amounts
OPERATING ENVIRONMENT OVERVIEW
AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Nonetheless, over the ensuing two decades, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. More recently, the FCC has pursued a more deregulatory agenda, eliminating a variety of antiquated and unnecessary regulations and streamlining its processes in a number of areas. We continue to support regulatory and legislative measures and efforts, at both the state and federal levels, to reduce inappropriate regulatory burdens that inhibit our ability to compete effectively and offer needed services to our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

Communications Segment
Internet The FCC currently classifies fixed and mobile consumer broadband services as information services, subject to light-touch regulation. The D.C. Circuit upheld the FCC’s current classification, although it remanded three discrete issues to the FCC for further consideration. These issues related to the effect of the FCC’s decision to classify broadband services as information services on public safety, the regulation of pole attachments, and universal service support for low-income consumers through the Lifeline program. Because no party sought Supreme Court review of the D.C. Circuit’s decision to uphold the FCC’s classification of broadband as an information service, that decision is final.

In October 2020, the FCC adopted an order addressing the three issues remanded by the D.C. Circuit for further consideration. After considering those issues, the FCC concluded they provided no grounds to depart from its determination that fixed and mobile consumer broadband services should be classified as information services. An appeal of the FCC’s remand order is pending.

Some states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC. Suits have been filed concerning such laws in two states.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

Wireless The industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Between 2018 and 2019, the FCC streamlined multiple federal wireless structure review processes with the potential to delay and impede deployment of infrastructure used to provide telecommunications and broadband services, including small cell equipment. Recognizing that state and local regulations have the same potential, in November 2020 the FCC adopted an order tightening the limits on state and local authority to deny requests to use existing structures for wireless facilities. These orders were appealed to the 9th Circuit Court of Appeals, where the appeals remain pending.

In December 2018, we introduced the nation’s first commercial mobile 5G service, and in July 2020, we announced nationwide 5G coverage. We anticipate the introduction of 5G handsets and devices will contribute to a renewed interest in equipment upgrades.

As the U.S. wireless industry has matured, we believe future wireless growth will depend on our ability to offer innovative services, plans and devices. We will need a network with sufficient spectrum and capacity and sufficiently broad coverage to support the growth of these services. We continue to invest significant capital in expanding our network capacity, as well as to secure and utilize spectrum that meets our long-term needs.

AT&T Inc.
Dollars in millions except per share amounts
Video We provide domestic satellite video service through our subsidiary DIRECTV, whose satellites are licensed by the FCC. The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of DIRECTV, and some of WarnerMedia’s businesses are also subject to obligations under the Communications Act and related FCC regulations.

WarnerMedia Segment
We create, own and distribute intellectual property, including copyrights, trademarks and licenses of intellectual property. To protect our intellectual property, we rely on a combination of laws and license agreements. Outside of the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. The European Union Commission is pursuing legislative and regulatory initiatives which could impact WarnerMedia’s activities in the EU. Piracy, particularly of digital content, continues to threaten WarnerMedia’s revenues from products and services, and we work to limit that threat through a combination of approaches, including technological and legislative solutions. Outside the U.S., various laws and regulations, as well as trade agreements with the U.S., also apply to the distribution or licensing of feature films for exhibition in movie theaters and on broadcast and cable networks. For example, in certain countries, including China, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year.

EXPECTED GROWTH AREAS
Over the next few years, we expect our growth to come from wireless, software-based video offerings like HBO Max, and IP-based fiber broadband services. We provide integrated services to diverse groups of customers in the U.S. on an integrated telecommunications network utilizing different technological platforms. In 2021, our key initiatives include:
•Continuing expansion of 5G service on our premier wireless network.
•Generating mobile subscriber growth from FirstNet and our premier network quality.
•Increasing subscriber base for HBO Max, our platform for premium content and video offered directly to consumers, as well as through other distributors.
•Improving fiber penetration and growing broadband revenues.
•Continuing to develop a competitive advantage through our corporate cost structure.
•Improving profitability in our Mexico business unit.

Wireless We expect to continue to deliver revenue growth in the coming years. We are in a period of rapid growth in wireless video usage and believe that there are substantial opportunities available for next-generation converged services that combine technologies and services.

As of December 31, 2020, we served 202 million wireless subscribers in North America, with more than 182 million in the United States. Our LTE technology covers over 440 million people in North America, and in the United States, we cover all major metropolitan areas and over 330 million people. We also provide 4G coverage using another technology (HSPA+), and when combined with our upgraded backhaul network, we provide enhanced network capabilities and superior mobile broadband speeds for data and video services. In December 2018, we introduced the nation’s first commercial mobile 5G service and expanded that deployment nationwide in July 2020.

Our networks covering both the U.S. and Mexico have enabled our customers to use wireless services without roaming on other companies’ networks. We believe this seamless access will prove attractive to customers and provide a significant growth opportunity. As of the end of 2020, we provided LTE coverage to over 110 million people in Mexico.

Integration of Data/Broadband and Entertainment Services As the communications industry has evolved into internet-based technologies capable of blending wireline and wireless services, we plan to focus on expanding our wireless network capabilities and provide high-speed internet and video offerings that allow customers to integrate their home or business fixed services with their mobile service. During 2021, we will continue to develop and provide unique integrated video, mobile and broadband solutions. The launch of the HBO Max platform has facilitated our customers’ desire to view video anywhere on demand and has encouraged customer retention.

AT&T Inc.
Dollars in millions except per share amounts
REGULATORY DEVELOPMENTS
Set forth below is a summary of the most significant regulatory proceedings that directly affected our operations during 2020. Industry-wide regulatory developments are discussed above in Operating Environment Overview. While these issues may apply only to certain subsidiaries, the words “we,” “AT&T” and “our” are used to simplify the discussion. The following discussions are intended as a condensed summary of the issues rather than as a comprehensive legal analysis and description of all of these specific issues.

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

Internet In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. In December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. On October 1, 2019, the D.C. Circuit issued a unanimous opinion upholding the FCC’s reclassification of broadband as an information service, and its reliance on transparency requirements and competitive marketplace dynamics to safeguard net neutrality. While the court vacated the FCC’s express preemption of any state regulation of net neutrality, it stressed that its ruling did not prevent the FCC or ISPs from relying on conflict preemption to invalidate particular state laws that are inconsistent with the FCC’s regulatory objectives and framework. The court also remanded the matter to the FCC for further consideration of the impact of reclassifying broadband services as information services on public safety, the Lifeline program, and pole attachment regulation. In October 2020, the FCC adopted an order concluding that those issues did not justify reversing its decision to reclassify broadband services as information services. An appeal of the FCC’s remand decision is pending.

Following the FCC’s 2017 decision to reclassify broadband as information services, a number of states adopted legislation to reimpose the very rules the FCC repealed. In some cases, state legislation imposes requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. Suits have been filed concerning laws in California and Vermont. Both lawsuits were stayed pursuant to agreements by those states not to enforce their laws pending final resolution of all appeals of the FCC’s December 2017 order. Because that order is now final, the California suit has returned to active status. Nonetheless, enforcement of both the California and Vermont laws remains stayed pending a ruling by a U.S. District Court in California on motions for a preliminary injunction against enforcement of the California law. Argument on those motions is now scheduled for February 2021. We expect that going forward additional states may seek to impose net neutrality requirements. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

Wireless and Broadband In June and November 2020, the FCC issued a Declaratory Ruling clarifying the limits on state and local authority to deny applications to modify existing structures to accommodate wireless facilities. Appeals of the November 2020 order remain pending in the 9th Circuit Court of Appeals. If sustained on appeal, these FCC decisions will remove state and local regulatory barriers and reduce the costs of the infrastructure needed for 5G and FirstNet deployments, which will enhance our ability to place small cell facilities on utility poles, expand existing facilities to accommodate public safety services, and replace legacy facilities and services with advanced broadband infrastructure and services.

AT&T Inc.
Dollars in millions except per share amounts
In 2020, the FCC took several actions to make spectrum available for 5G services. First, the FCC completed the auction of the 39 GHz band in large, contiguous blocks of spectrum that will support 5G. AT&T obtained spectrum in this auction, which also included spectrum in the 37 GHz and 47 GHz bands (see “Other Business Matters”). The FCC also made 150 MHz of mid-band CBRS spectrum available, to be shared with Federal incumbents, who enjoy priority. Furthermore, the FCC began the auction of 280 MHz of mid-band spectrum presently used for satellite service (the “C Band” auction). This auction is expected to conclude by June of 2021. Other mid-band spectrum auctions are planned for later in 2021.

Following enactment in December 2019 of the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (TRACED Act) by Congress, the FCC adopted new rules requiring voice service providers to implement caller ID authentication protocols (known as STIR/SHAKEN) and adopt robocall mitigation measures. These measures apply to portions of their networks where STIR/SHAKEN is not enabled, in addition to other anti-robocall measures. The new rules contemplate ongoing FCC oversight and review of efforts related to STIR/SHAKEN implementation. Among other goals, the FCC has stated its intention to promote the IP transition through its rules.

In September 2019, the FCC released reformed aspects of its intercarrier compensation regime related to tandem switching and transport charges, with the goal of reducing the prevalence of telephone access arbitrage schemes. In October 2020, the FCC further reformed aspects of its intercarrier compensation regime by greatly reducing, and in some cases eliminating, the charges long distance carriers must pay to originating carriers for toll-free calls. Appeals of both orders are pending at the D.C. Circuit Court of Appeals.

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

Pension and Postretirement Benefits Our actuarial estimates of retiree benefit expense and the associated significant weighted-average assumptions are discussed in Note 15. Our assumed weighted-average discount rates for pension and postretirement benefits of 2.70% and 2.40%, respectively, at December 31, 2020, reflect the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows for the obligations. These bonds were all rated at least Aa3 or AA- by one of the nationally recognized statistical rating organizations, denominated in U.S. dollars, and neither callable, convertible nor index linked. For the year ended December 31, 2020, when compared to the year ended December 31, 2019, we decreased our pension discount rate by 0.70%, resulting in an increase in our pension plan benefit obligation of $5,594 and decreased our postretirement discount rate by 0.80%, resulting in an increase in our postretirement benefit obligation of $1,311.

Our expected long-term rate of return on pension plan assets is 6.75% for 2021 and 7.00% for 2020. Our expected long-term rate of return on postretirement plan assets is 4.50% for 2021 and 4.75% for 2020. Our expected return on plan assets is calculated using the actual fair value of plan assets. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2021 combined pension and postretirement cost to increase $277, which under our accounting policy would be adjusted to actual returns in the current year as part of our fourth-quarter remeasurement of our retiree benefit plans.

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

AT&T Inc.
Dollars in millions except per share amounts
If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our plant in service would have resulted in a decrease of approximately $3,128 in our 2020 depreciation expense and that a one-year decrease would have resulted in an increase of approximately $4,353 in our 2020 depreciation expense. See Notes 7 and 8 for depreciation and amortization expense applicable to property, plant and equipment, including our finance lease right-of-use assets.

Asset Valuations and Impairments
Goodwill and other indefinite-lived intangible assets are not amortized but tested at least annually on October 1 for impairment. For impairment testing, we estimate fair values using models that predominantly rely on the expected cash flows to be derived from the reporting unit or use of the asset. Long-lived assets are reviewed for impairment whenever events or circumstances indicated that the book value may not be recoverable over the remaining life. Inputs underlying the expected cash flows include, but are not limited to, subscriber counts, revenues from subscriptions, advertising and content, revenue per user, capital investment and acquisition costs per subscriber, production and content costs, and ongoing operating costs. We based our assumptions on a combination of our historical results, trends, business plans and marketplace participant data.

Annual Goodwill Testing
Goodwill is tested on a reporting unit basis by comparing the estimated fair value of each reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. We estimate fair values using an income approach (also known as a discounted cash flow model) and a market multiple approach. The income approach utilizes our future cash flow projections with a perpetuity value discounted at an appropriate weighted average cost of capital. The market multiple approach uses the multiples of publicly traded companies whose services are comparable to those offered by the reporting units. As of October 1, 2020, the calculated fair values of the reporting units exceeded their book values in all circumstances; however, the Turner, HBO and Entertainment Group (prior to our December reporting unit change discussed below) fair values exceed their book values by less than 10% with COVID-19 impacts, industry trends and our content distribution strategy affecting fair value. For the reporting units with fair value in excess of 10% of book value, if either the projected rate of long-term growth of cash flows or revenues declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair values would still be higher than the book value of the goodwill. In the event of a 10% drop in the fair values of the reporting units, the fair values still would have exceeded the book values of the reporting units. For the Turner and HBO reporting units as of October 1, 2020, if the projected rate of longer-term growth of cash flows or revenues declined by 1% and more than 2%, respectively, or if the weighted average cost of capital increased by 0.5%, it would result in impairment of the goodwill. Carrying values of the reporting units in the WarnerMedia segment (Turner, HBO and Warner Bros.) decrease as intangibles identified in the acquisition are amortized.

Domestic Video Business
In December 2020, we changed our management strategy and reevaluated our domestic video business, allowing us to maximize value in our domestic video business and further accelerate our ability to innovate and execute in our fast-growing broadband and fiber business. The strategy change required us to reassess the grouping and recoverability of the video business long-lived assets. In conjunction with the strategy change, we separated the former Entertainment Group into two business units, Video and Broadband, which includes legacy telephony operations. These changes required us to identify a separate Video reporting unit, which required evaluating assigned goodwill for impairment, while first assessing any impairment of goodwill at the historical Entertainment Group level.

The fair value of long-lived assets was determined primarily using the present value approach of probability-weighted expected cash flow. We determined that these assets were no longer recoverable and recognized an impairment to their estimated fair value. A pre-tax impairment of $7,255 ($4,373 orbital slots, $1,201 customer lists and $1,681 in property, plant and equipment) was assigned to the long-lived assets of the video business (see Notes 7 and 9). Upon updating the carrying value of the video business, we were then required to reperform our goodwill impairment testing of the historical Entertainment Group reporting unit, as of December 31, 2020, and before separation into the two reporting units, where we again concluded that no impairment was required, consistent with the testing as of October 1, 2020. GAAP requires ongoing fair value assessments for recoverability upon defined triggering events.

We further concluded that our video business should be identified as a separate reporting unit within the Communications segment. The change in reporting unit required the historical Entertainment Group goodwill to be assigned to the separate Video and Broadband reporting units, for which we used the relative fair value allocation methodology. The affected reporting units were then tested for goodwill impairment. We recorded an impairment of the entire $8,253 of goodwill allocated to the Video reporting unit. No goodwill impairment was required in the Broadband reporting unit. (See Note 9).

AT&T Inc.
Dollars in millions except per share amounts
In total, we recorded an impairment charge of $15,508 ($7,255 for long-lived assets and $8,253 of assigned goodwill) in December 2020 results.

U.S. Wireless Licenses
The fair value of U.S. wireless licenses is assessed using a discounted cash flow model (the Greenfield Approach) and a corroborative market approach based on auction prices, depending upon auction activity. The Greenfield Approach assumes a company initially owns only the wireless licenses and makes investments required to build an operation comparable to current use. These licenses are tested annually for impairment on an aggregated basis, consistent with their use on a national scope for the United States. For impairment testing, we assume subscriber and revenue growth will trend up to projected levels, with a long-term growth rate reflecting expected long-term inflation trends. We assume churn rates will initially exceed our current experience but decline to rates that are in line with industry-leading churn. We used a discount rate of 9.25%, based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity for the licenses, to calculate the present value of the projected cash flows. If either the projected rate of long-term growth of cash flows or revenues declined by 0.5%, or if the discount rate increased by 0.5%, the fair values of these wireless licenses would still be higher than the book value of the licenses. The fair value of these wireless licenses exceeded their book values by more than 10%.

Other Finite-Lived Intangibles
Customer relationships, licenses in Mexico, certain trade names in our Latin America business and other finite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the book value may not be recoverable over their remaining life. For this analysis, we compare the expected undiscounted future cash flows attributable to the asset to its book value. When the asset’s book value exceeds undiscounted future cash flows, an impairment is recorded to reduce the book value of the asset to its estimated fair value (see Notes 7 and 9).

Vrio Goodwill
In the second quarter of 2020, driven by significant and adverse economic and political environments in Latin America, including the impact of the COVID-19 pandemic, we experienced accelerated subscriber losses and revenue decline in the region, as well as closure of our operations in Venezuela. When combining these business trends and higher weighted-average cost of capital resulting from the increase in country-risk premiums in the region, we concluded that it was more likely than not that the fair value of the Vrio reporting unit, estimated using discounted cash flow and market multiple approaches, is less than its carrying amount. We recorded a $2,212 goodwill impairment, the entire amount of goodwill allocated to the Vrio reporting unit, with $105 attributable to noncontrolling interest (see Note 9).

Orbital Slots
During the first quarter of 2020, in conjunction with the nationwide launch of AT&T TV and our customers’ continued shift from linear to streaming video services, we reassessed the estimated economic lives and renewal assumptions for our orbital slot licenses. As a result, we changed the estimated lives of these licenses from indefinite to finite-lived, effective January 1, 2020, and amortized $1,504 of the orbital slots in 2020. (See Note 1)

Income Taxes Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 14 and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or the final review of our tax returns by federal, state or foreign tax authorities.

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

New Accounting Standards
Beginning with 2020 interim and annual reporting periods, we adopted the FASB’s new accounting guidance related to the measurement of credit losses on trade receivables, loans, contract assets and certain other assets not subject fair value measurement existing at January 1, 2020. We adopted the standard using a modified retrospective approach as of the beginning of the period of adoption, which did not require us to adjust the balance for prior periods, therefore affecting the comparability of our financial statements. Upon adoption, we recorded an increase to our allowances for credit losses, primarily for trade and loan receivables. See Note 1 for discussion of the impact of the standard.

AT&T Inc.
Dollars in millions except per share amounts
See Note 1 for discussion of the expected impact of new standards.

OTHER BUSINESS MATTERS
Video Business On February 25, 2021, we signed an agreement to form a new company named DIRECTV (New DTV) with TPG Capital, which will be jointly governed by a board with representation from both AT&T and TPG. Under the agreement, we will contribute our Video business unit to New DTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units. We expect to receive $7,600 in cash from New DTV at closing. TPG will contribute approximately $1,800 in cash to New DTV for $1,800 of senior preferred units and a 30% economic interest in common units. The remaining $5,800 will be funded by debt taken on by New DTV. As part of this transaction, we agreed to pay net losses under the NFL SUNDAY TICKET contract up to a cap of $2,500 over the remaining period of the contract.

The transaction is expected to close in the second half of 2021, pending customary closing conditions. The total of $7,600 of proceeds from the transaction are expected to reduce our total and net debt positions.

In the first quarter of 2021, we expect to apply held-for-sale accounting treatment to the assets and liabilities of the U.S. video business, and accordingly will include the assets in “Other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheet at March 31, 2021. The carrying amounts at December 31, 2020 of these assets and liabilities were approximately $16,150 and $4,900, respectively.

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

On February 24, 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We must provide to the FCC an initial down payment of $4,681 on March 10, 2021, of which $550 was paid as an upfront payment prior to the start of the auction, and to pay a remaining $18,725 on or before March 24, 2021. We estimate that AT&T will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum and $2,112 upon clearing of Phase II spectrum. Additionally, we will be responsible for a portion of compensable relocation costs over the next several years as the spectrum is being cleared. Satellite operators have provided the FCC with relocation cost estimates totaling $3,400. AT&T intends to fund the purchase price using a combination of cash and short-term investments, funds from operations and either short-term or long-term debt, depending upon market conditions.

Labor Contracts As of December 31, 2020, we employed approximately 231,000 persons. Approximately 37% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. There are no significant contracts expiring in 2021. A contract covering approximately 14,000 Mobility employees in 36 states and the District of Columbia that was set to expire in February 2021 was extended until February 2022. A contract covering approximately 10,000 Mobility employees in nine Southeast states that was set to expire in February 2022 was extended until February 2023.

Pension Diversification In 2013, we made a voluntary contribution of 320 million Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests), the primary holding company for our wireless business, to the trust used to pay pension benefits under certain of our qualified pension plans (see Note 17). Since their contribution, the Mobility preferred interests are plan assets under ERISA, and have been recognized as such in the plan’s separate financial statements. On September 28, 2020, the trust, through the independent investment manager/fiduciary, sold 106.7 million of the Mobility preferred interests to unrelated third parties. The aggregate purchase price was $2,885, which includes accrued distributions through the date of sale (see Note 15).

Environmental We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws. We reference in our Forms 10-Q and 10-K certain environmental proceedings that could result in monetary sanctions (exclusive of interest and costs) of three hundred thousand dollars or more. However, we do not believe that any of those currently pending will have a material adverse effect on our results of operations.

AT&T Inc.
Dollars in millions except per share amounts
LIQUIDITY AND CAPITAL RESOURCES
We had $9,740 in cash and cash equivalents available at December 31, 2020. Cash and cash equivalents included cash of $2,842 and money market funds and other cash equivalents of $6,898. Approximately $2,205 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2020. We will continue to monitor impacts of the COVID-19 pandemic on our liquidity and capital resources.

Cash and cash equivalents decreased $2,390 since December 31, 2019. In 2020, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties and the issuances of long-term debt, cumulative preferred stock and cumulative preferred interests in a subsidiary. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, debt repayments, funding capital expenditures and vendor financing payments, dividends to stockholders, share repurchases and spectrum acquisitions.

Cash Provided by or Used in Operating Activities
During 2020, cash provided by operating activities was $43,130 compared to $48,668 in 2019, impacted by the timing of working capital payments.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to improve cash from operating activities $432 in 2020 and $909 in 2019. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
During 2020, cash used in investing activities totaled $13,548, and consisted primarily of $15,675 (including interest during construction) for capital expenditures, final payment of approximately $950 for wireless spectrum licenses won in Auction 103 and $141 of net cash paid to acquire the remaining interest in HBO LAG. Investing activities also included cash receipts of $1,928 from the sale of our operations in Puerto Rico, which were used to redeem the preferred interests secured by the sales proceeds (see Notes 6 and 17), $1,100 from the sale of our investment in Central European Media Enterprises, Ltd. (see Note 6) and $400 from corporate owned life insurance investments.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. Vendor financing payments were $2,966 in 2020, compared to $3,050 in 2019. Capital expenditures in 2020 were $15,675, and when including $2,966 cash paid for vendor financing and excluding $1,063 of FirstNet reimbursements, gross capital investment was $19,704 ($3,986 lower than the prior year).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. In 2020, we placed $4,664 of equipment in service under vendor financing arrangements (compared to $2,632 in 2019) and approximately $1,230 of assets related to the FirstNet build (compared to $1,116 in 2019). Total reimbursements from the government for FirstNet were $1,626 for 2020 and $1,374 for 2019, predominately for capital expenditures.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. In 2021, we expect that our gross capital investment, which includes capital expenditures and cash paid for vendor financing and excludes expected FirstNet reimbursement of approximately $1,000, will be in the $21,000 range (including capital expenditures in the $18,000 range).

Cash Used in or Provided by Financing Activities
For the year, cash used in financing activities totaled $32,007 and was comprised of issuances and repayments of debt, issuances of preferred stock, issuances and redemptions of preferred interests in subsidiaries, payments of dividends and share repurchases.

AT&T Inc.
Dollars in millions except per share amounts
During 2020, debt issuances included proceeds of $9,440 in short-term borrowings (including approximately $3,950 of commercial paper) and $31,988 of net proceeds from long-term debt. Borrowing activity included the following issuances:

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

During 2020, repayments of debt included $9,467 of short-term borrowings (including $3,967 of commercial paper) and $39,964 of long-term debt. Repayments included:

Notes redeemed at maturity:
•$800 of AT&T floating-rate notes in the first quarter.
•$687 of AT&T floating-rate notes in the second quarter.
•€2,250 million of AT&T floating-rate notes in the third quarter (approximately $2,637 at maturity).
•€1,000 million of 1.875% AT&T global notes in the fourth quarter ($1,290 at maturity).
•CAD$1,000 million of 3.825% AT&T global notes in the fourth quarter (approximately $954 at maturity).

Notes redeemed or repurchased prior to maturity:
•$2,619 of 4.600% AT&T global notes with original maturity in 2045, in the first quarter.
•$2,750 of 2.450% AT&T global notes with original maturity in 2020, in the second quarter.
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
•$63 of 4.000% Warner Media, LLC notes with original maturity in 2022, in the third quarter.
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

AT&T Inc.
Dollars in millions except per share amounts
Credit facilities repaid and other redemptions:
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
•R$3,381 million of Sky Serviços de Banda Larga Ltda. floating-rate loan in the third quarter (approximately $1,000 when issued in April 2018 and $638 at redemption due to strengthening of the U.S. dollar against Brazilian real).

Debt Exchanges:
•During the third quarter of 2020, we exchanged $17,677 of AT&T and subsidiary notes, with interest rates ranging from 4.350% to 8.750% and original maturities ranging from 2031 to 2058 for $1,459 of cash and $21,500 of three new series of AT&T global notes, with interest rates ranging from 3.500% to 3.650% and maturities ranging from 2053 to 2059.
•During the fourth quarter of 2020, we exchanged $8,280 of AT&T and subsidiary notes, with interest rates ranging from 2.950% to 7.125% and original maturities ranging from 2026 to 2048 for $8 of cash and $9,678 of two new series of AT&T global notes, with interest rates of 2.550% and 3.800% and maturities of 2033 and 2057, respectively.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.1% as of December 31, 2020 and 4.4% as of December 31, 2019. We had $155,209 of total notes and debentures outstanding at December 31, 2020, which included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Swiss franc and Brazilian real denominated debt that totaled approximately $43,399.

At December 31, 2020, we had $3,470 of debt maturing within one year, consisting entirely of long-term debt issuances. Debt maturing within one year includes an accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

During 2020, we paid $2,966 of cash under our vendor financing program, compared to $3,050 in 2019. Total vendor financing payables included in our December 31, 2020 consolidated balance sheet were approximately $3,761, with $3,563 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

Financing activities in 2020 also included $1,979 from the September issuance of preferred interests in a subsidiary and $3,869 for the February issuance of Series B and Series C preferred stock (see Note 17).

We repurchased approximately 142 million shares of common stock at a cost of $5,278, predominantly in the first quarter, and completed the share repurchase authorization approved by the Board of Directors in 2013. In March 2020, we cancelled an accelerated share repurchase agreement that was planned for the second quarter and other repurchases to maintain flexibility and focus on continued investment in serving our customers, taking care of our employees and enhancing our network, including 5G. At December 31, 2020, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common shares and preferred shares of $14,956 in 2020, compared with $14,888 in 2019. Dividends were higher in 2020, primarily due to dividend payments to preferred stockholders and the increase in our quarterly dividend on common stock approved by our Board of Directors in December 2019, partially offset by fewer shares outstanding.

Dividends on common stock declared by our Board of Directors totaled $2.08 per share in 2020 and $2.05 per share in 2019. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Our 2021 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt, and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

AT&T Inc.
Dollars in millions except per share amounts
Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of December 31, 2020.

In September 2019, we entered into and drew on a $1,300 term loan credit agreement containing (i) a 1.25 year $400 facility due in 2020, (ii) a 2.25 year $400 facility due in 2021, and (iii) a 3.25 year $500 facility due in 2022, with Bank of America, N.A., as agent. These facilities were repaid and terminated in the second quarter of 2020.

On April 6, 2020, we entered into and drew on a $5,500 Term Loan Credit Agreement (Term Loan) with 11 commercial banks and Bank of America, N.A. as lead agent. We repaid and terminated the Term Loan in May 2020.

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. The Term Loan is available for a single draw at any time before May 29, 2021. The proceeds will be used for general corporate purposes, which may include among other things, financing acquisitions of additional spectrum. The entire principal amount of the Term Loan will be due and payable 364 days after the date on which the borrowing is made. At January 31, 2021, we had approximately $6,100 of commercial paper outstanding.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring us to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of December 31, 2020, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
During 2019 and 2020, we amended collateral arrangements with counterparties to require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 90% of our approximate $41,000 derivative portfolio, counterparties are still required to post collateral. During 2020, we received approximately $800 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 13)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investment. At December 31, 2020, our debt ratio was 46.7%, compared to 44.7% at December 31, 2019 and 47.7% at December 31, 2018. Our net debt ratio was 43.8% at December 31, 2020, compared to 41.4% at December 31, 2019 and 46.2% at December 31, 2018. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments and debt acquired in business combinations.

A significant amount of our cash outflows is related to tax items, acquisition of spectrum through FCC auctions and benefits paid for current and former employees:
•Total taxes incurred, collected and remitted by AT&T during 2020 and 2019, were $21,967 and $24,170. These taxes include income, franchise, property, sales, excise, payroll, gross receipts and various other taxes and fees.
•Total domestic spectrum acquired primarily through FCC auctions, including cash, exchanged spectrum and auction deposits was approximately $2,800 in 2020, $1,300 in 2019 and $450 in 2018.
•Total health and welfare benefits provided to certain active and retired employees and their dependents totaled $3,656 in 2020, with $1,029 paid from plan assets. Of those benefits, $3,293 related to medical and prescription drug benefits. In addition, in 2020 we prefunded $745 for future benefit payments. During 2020, we paid $5,124 of pension benefits out of plan assets.

AT&T Inc.
Dollars in millions except per share amounts
During 2020, we have received $3,641 from the disposition of assets, and when combined with working capital monetization initiatives, which include the sale of receivables, total cash received from monetization efforts, net of $1,613 of spectrum acquisitions, was approximately $1,100. We plan to continue to explore similar opportunities.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
Our contractual obligations as of December 31, 2020 are in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[1]	$165,654	$3,418	$13,730	$14,238	$134,268
Interest payments on long-term debt	123,582	6,627	12,851	11,817	92,287
Purchase obligations[2]	70,610	20,274	21,275	11,142	17,919
Operating lease obligations[3]	31,123	4,808	8,621	6,464	11,230
FirstNet sustainability payments[4]	17,520	120	390	390	16,620
Unrecognized tax benefits[5]	10,560	463	—	—	10,097
Other finance obligations[6]	12,437	4,236	2,232	1,602	4,367
Total Contractual Obligations	$431,486	$39,946	$59,099	$45,653	$286,788
1Represents principal or payoff amounts of notes and debentures at maturity or, for putable debt, the next put opportunity (see Note 12). Foreign debt includes the impact from hedges, when applicable.
2We expect to fund the purchase obligations with cash provided by operations or through incremental borrowings. The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. If we elect to exit these contracts, termination fees for all such contracts in the year of termination could be approximately $259 in 2021, $257 in the aggregate for 2022 and 2023 and $64 in the aggregate for 2024 and 2025 and $1,987 in the aggregate thereafter. Certain termination fees are excluded from the above table, as the fees would not be paid every year and the timing of such payments, if any, is uncertain. (See Note 21)
3Represents operating lease payments (see Note 8).
4Represents contractual commitment to make sustainability payments over the 25-year contract. These sustainability payments represent our commitment to fund FirstNet’s operating expenses and future reinvestment in the network, which we own and operate. FirstNet has a statutory requirement to reinvest funds that exceed the agency’s operating expenses, which we anticipate to be $15,000. (See Note 20)
5The noncurrent portion of the UTBs is included in the “More than 5 Years” column, as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time (see Note 14).
6Represents future minimum payments under the Crown Castle and other arrangements (see Note 19), payables subject to extended payment terms (see Note 22) and finance lease payments (see Note 8).

Certain items were excluded from this table, as the year of payment is unknown and could not be reliably estimated since past trends were not deemed to be an indicator of future payment, we believe the obligations are immaterial or because the settlement of the obligation will not require the use of cash. These items include: deferred income tax liability of $60,472 (see Note 14); net postemployment benefit obligations of $19,690; expected pension and postretirement payments (see Note 15); and other noncurrent liabilities of $11,829.

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

	Year Ended December 31, 2020
	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating revenues
Wireless service	$55,542	$—	$(47,810)	$7,732
Strategic and managed services	—	15,788	—	15,788
Legacy voice and data services	—	8,183	—	8,183
Other service and equipment	—	1,387	—	1,387
Wireless equipment	17,022	—	(14,140)	2,882
Total Operating Revenues	72,564	25,358	(61,950)	35,972

Operating expenses
Operations and support	42,106	15,534	(34,927)	22,713
EBITDA	30,458	9,824	(27,023)	13,259
Depreciation and amortization	8,086	5,226	(6,803)	6,509
Total Operating Expenses	50,192	20,760	(41,730)	29,222
Operating Income	$22,372	$4,598	$(20,220)	$6,750
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

	Year Ended December 31, 2019
	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating revenues
Wireless service	$55,331	$—	$(47,887)	$7,444
Strategic and managed services	—	15,430	—	15,430
Legacy voice and data services	—	9,180	—	9,180
Other service and equipment	—	1,557	—	1,557
Wireless equipment	15,725	—	(12,971)	2,754
Total Operating Revenues	71,056	26,167	(60,858)	36,365

Operating expenses
Operations and support	40,681	16,069	(34,036)	22,714
EBITDA	30,375	10,098	(26,822)	13,651
Depreciation and amortization	8,054	4,934	(6,840)	6,148
Total Operating Expenses	48,735	21,003	(40,876)	28,862
Operating Income	$22,321	$5,164	$(19,982)	$7,503
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T Inc.
Dollars in millions except per share amounts

	Year Ended December 31, 2018
	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating revenues
Wireless service	$54,295	$—	$(47,402)	$6,893
Strategic and managed services	—	14,649	—	14,649
Legacy voice and data services	—	10,674	—	10,674
Other service and equipment	—	1,406	—	1,406
Wireless equipment	16,226	—	(13,718)	2,508
Total Operating Revenues	70,521	26,729	(61,120)	36,130

Operating expenses
Operations and support	40,690	16,181	(34,285)	22,586
EBITDA	29,831	10,548	(26,835)	13,544
Depreciation and amortization	8,263	4,708	(7,077)	5,894
Total Operating Expenses	48,953	20,889	(41,362)	28,480
Operating Income	$21,568	$5,840	$(19,758)	$7,650
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

We had no interest rate swaps and no interest rate locks at December 31, 2020.

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

Through cross-currency swaps, most of our foreign-denominated debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance, removing interest rate and foreign currency exchange risk associated with the underlying interest and principal payments. We expect gains or losses in our cross-currency swaps to offset the gains and losses in the financial instruments they hedge. We had cross-currency swaps with a notional value of $40,745 and a fair value of $(93) outstanding at December 31, 2020.

For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. We had foreign exchange forward contracts with a notional value of $90 and a fair value of $(3) outstanding at December 31, 2020.

AT&T Inc.

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

AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2020, the company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the company’s internal control over financial reporting.

/s/John T. Stankey	/s/John J. Stephens .
John T. Stankey	John J. Stephens
Chief Executive Officer and President	Senior Executive Vice President and Chief Financial Officer

AT&T Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AT&T Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Discount rates used in determining pension and postretirement benefit obligations

Description of the Matter
At December 31, 2020, the Company’s pension benefit obligation was $62,158 million and exceeded the fair value of defined benefit pension plan assets of $54,606 million, resulting in an unfunded benefit obligation of $7,552 million. Additionally, at December 31, 2020, the Company’s postretirement benefit obligation was $13,928 million and exceeded the fair value of postretirement plan assets of $3,843 million, resulting in an unfunded benefit obligation of $10,085 million. As explained in Note 15 to the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event. The Company determines the discount rates used to measure the obligations based on the development of a yield curve using high-quality corporate bonds selected to yield cash flows that correspond to the expected timing and amount of the expected future benefit payments. The selected discount rate has a significant effect on the measurement of the defined benefit pension and postretirement benefit obligations.

AT&T Inc.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over management’s review of the determination of the discount rates used in the defined benefit pension and postretirement benefit obligations calculations.

To test the determination of the discount rate used in the calculation of the defined benefit pension and postretirement benefit obligations, we performed audit procedures that focused on evaluating, with the assistance of our actuarial specialists, the determination of the discount rates, among other procedures. For example, we evaluated the selected yield curve used to determine the discount rates applied in measuring the defined benefit pension and postretirement benefit obligations. As part of this assessment, we considered the credit quality of the corporate bonds that comprise the yield curve and compared the timing and amount of cash flows at maturity with the expected amounts and duration of the related benefit payments. As part of this assessment, we compared the Company’s current projections to historical projected defined benefit pension and postretirement benefit obligations cash flows and compared the current-year benefits paid to the prior-year projected cash flows.

Uncertain tax positions

Description of the Matter
As discussed in Note 14 to the consolidated financial statements, at December 31, 2020, the Company had recorded unrecognized tax benefits of $12,451 million for uncertain tax positions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition within the financial statements. Changes in facts and circumstances, such as changes in tax laws, new regulations issued by taxing authorities and communications with taxing authorities may affect the amount of uncertain tax positions and, in turn, income tax expense. Estimated tax benefits related to uncertain tax positions that are not more likely than not to be sustained are reported as unrecognized income tax benefits.

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

AT&T Inc.

Impairment of goodwill and long-lived assets

Description of the Matter
For the year ended December 31, 2020, the Company recorded asset impairments of $18,880 million, consisting primarily of $10,465 million of goodwill and $7,255 million of long-lived assets. As discussed in Note 1 to the consolidated financial statements, reporting unit goodwill is tested at least annually for impairment, and long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group. Estimating fair values in connection with these impairment evaluations involves the utilization of discounted cash flow models, and, in the case of reporting units, market multiples valuation approaches. As disclosed in Note 9 to the consolidated financial statements, the October 1, 2020 estimated fair values of the Turner, HBO, and Entertainment Group reporting units exceeded their carrying values by less than 10%. The Company’s later separation of the Entertainment Group reporting unit into the Video and Broadband reporting units required additional impairment evaluations prior to and after the separation, pursuant to which the Company recorded a goodwill impairment charge of $8,253 million, representing the entire amount of goodwill allocated for the Video reporting unit. The Company also recorded a $2,212 million goodwill impairment charge for the Vrio reporting unit, representing the entire amount of goodwill for that reporting unit. Furthermore, as disclosed in Notes 7 and 9 to the consolidated financial statements, the Company identified impairment indicators for its Video asset group and was required to evaluate its recoverability utilizing probability-weighted expected cash flows, resulting in the aforementioned $7,255 million impairment charge.

Auditing management’s impairment evaluations for the reporting unit goodwill and long-lived assets discussed above was complex because the determination of expected cash flows used in the evaluation of recoverability and the estimation of fair values involve subjective management assumptions, such as estimates of subscriber counts, cash flow probabilities, changes in average revenue per user, discount rate, capital investment and content costs. These assumptions are forward-looking and could be affected by shifts in long-term strategy and the evolving market landscape. Changes in these assumptions can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment evaluation processes. Our procedures included testing controls over management’s review of the valuation models and the significant assumptions described above.

Our audit procedures to test management’s impairment evaluations included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. For example, we compared the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry. Where appropriate, we evaluated whether changes to the Company’s business model, customer base and other factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in performing our audit procedures to test the estimated fair values of the Company’s reporting units and long-lived assets. Our procedures to test management’s impairment evaluation of its Video asset group also included challenging the reasonableness of the assigned probabilities discussed above and the underlying factors considered by management to develop such probabilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Dallas, Texas
February 25, 2021

AT&T Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AT&T Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AT&T Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2021

AT&T Inc.
Dollars in millions except per share amounts
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
	2020	2019	2018
Operating Revenues
Service	$152,767	$163,499	$152,345
Equipment	18,993	17,694	18,411
Total operating revenues	171,760	181,193	170,756

Operating Expenses
Cost of revenues
Equipment	19,706	18,653	19,786
Broadcast, programming and operations	27,305	31,132	26,727
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	32,909	34,356	32,906
Selling, general and administrative	38,039	39,422	36,765
Asset impairments and abandonments	18,880	1,458	46
Depreciation and amortization	28,516	28,217	28,430
Total operating expenses	165,355	153,238	144,660
Operating Income	6,405	27,955	26,096

Other Income (Expense)
Interest expense	(7,925)	(8,422)	(7,957)
Equity in net income (loss) of affiliates	95	6	(48)
Other income (expense) – net	(1,431)	(1,071)	6,782
Total other income (expense)	(9,261)	(9,487)	(1,223)
Income (Loss) Before Income Taxes	(2,856)	18,468	24,873
Income tax expense	965	3,493	4,920
Net Income (Loss)	(3,821)	14,975	19,953
Less: Net Income Attributable to Noncontrolling Interest	(1,355)	(1,072)	(583)
Net Income (Loss) Attributable to AT&T	$(5,176)	$13,903	$19,370
Less: Preferred Stock Dividends	(193)	(3)	—
Net Income (Loss) Attributable to Common Stock	$(5,369)	$13,900	$19,370

Basic Earnings Per Share Attributable to Common Stock	$(0.75)	$1.90	$2.85
Diluted Earnings Per Share Attributable to Common Stock	$(0.75)	$1.89	$2.85
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Comprehensive Income
	2020	2019	2018

Net income (loss)	$(3,821)	$14,975	$19,953
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment (includes $(59), $(9) and $(32) attributable to noncontrolling interest), net of taxes of $(42), $18 and $(45)	(929)	19	(1,062)
Securities:
Net unrealized gains (losses), net of taxes of $27, $17 and $(1)	78	50	(4)
Reclassification adjustment included in net income, net of taxes of $(5), $0 and $0	(15)	—	—
Derivative Instruments:
Net unrealized gains (losses), net of taxes of $(212), $(240) and $(156)	(811)	(900)	(597)
Reclassification adjustment included in net income, net of taxes of $18, $12 and $6	69	45	13
Defined benefit postretirement plans:
Net prior service credit arising during period, net of taxes of $735, $1,134 and $271	2,250	3,457	830
Amortization of net prior service credit included in net income, net of taxes of $(601), $(475) and $(431)	(1,841)	(1,459)	(1,322)
Other comprehensive income (loss)	(1,199)	1,212	(2,142)
Total comprehensive income (loss)	(5,020)	16,187	17,811
Less: Total comprehensive income attributable to noncontrolling interest	(1,296)	(1,063)	(551)
Total Comprehensive Income (Loss) Attributable to AT&T	$(6,316)	$15,124	$17,260
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Balance Sheets
	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$9,740	$12,130
Accounts receivable - net of related allowance for credit loss of $1,221 and $1,235	20,215	22,636
Prepaid expenses	1,822	1,631
Other current assets	20,231	18,364
Total current assets	52,008	54,761
Noncurrent Inventories and Theatrical Film and Television Production Costs	14,752	12,434
Property, Plant and Equipment – Net	127,315	130,128
Goodwill	135,259	146,241
Licenses – Net	93,840	97,907
Trademarks and Trade Names – Net	23,297	23,567
Distribution Networks – Net	13,793	15,345
Other Intangible Assets – Net	15,386	20,798
Investments in and Advances to Equity Affiliates	1,780	3,695
Operating Lease Right-Of-Use Assets	24,714	24,039
Other Assets	23,617	22,754
Total Assets	$525,761	$551,669
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$3,470	$11,838
Accounts payable and accrued liabilities	49,032	45,956
Advanced billings and customer deposits	6,176	6,124
Accrued taxes	1,019	1,212
Dividends payable	3,741	3,781
Total current liabilities	63,438	68,911
Long-Term Debt	153,775	151,309
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	60,472	59,502
Postemployment benefit obligation	18,276	18,788
Operating lease liabilities	22,202	21,804
Other noncurrent liabilities	28,358	29,421
Total deferred credits and other noncurrent liabilities	129,308	129,515
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized):
Series A (48,000 issued and outstanding at December 31, 2020 and December 31, 2019)	—	—
Series B (20,000 issued and outstanding at December 31, 2020 and 0 issued and outstanding at December 31, 2019)	—	—
Series C (70,000 issued and outstanding at December 31, 2020 and 0 issued and outstanding at December 31, 2019)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at December 31, 2020 and December 31, 2019: issued 7,620,748,598 at December 31, 2020 and December 31, 2019)	7,621	7,621
Additional paid-in capital	130,175	126,279
Retained earnings	37,457	57,936
Treasury stock (494,826,583 at December 31, 2020 and 366,193,458 at December 31, 2019, at cost)	(17,910)	(13,085)
Accumulated other comprehensive income	4,330	5,470
Noncontrolling interest	17,567	17,713
Total stockholders’ equity	179,240	201,934
Total Liabilities and Stockholders’ Equity	$525,761	$551,669
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Cash Flows
	2020	2019	2018
Operating Activities
Net income (loss)	$(3,821)	$14,975	$19,953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,516	28,217	28,430
Amortization of film and television costs	8,603	9,587	3,772
Undistributed earnings from investments in equity affiliates	38	295	292
Provision for uncollectible accounts	1,972	2,575	1,791
Deferred income tax expense	1,675	1,806	4,931
Net (gain) loss on investments, net of impairments	(742)	(1,218)	(739)
Pension and postretirement benefit expense (credit)	(2,992)	(2,002)	(1,148)
Actuarial (gain) loss on pension and postretirement benefits	4,169	5,171	(3,412)
Asset impairments and abandonments	18,880	1,458	46
Changes in operating assets and liabilities:
Receivables	2,216	2,812	(1,580)
Other current assets, inventories and theatrical film and television production costs	(13,070)	(12,852)	(6,442)
Accounts payable and other accrued liabilities	(1,410)	(1,524)	1,602
Equipment installment receivables and related sales	(1,429)	548	(490)
Deferred customer contract acquisition and fulfillment costs	376	(910)	(3,458)
Postretirement claims and contributions	(985)	(1,008)	(936)
Other - net	1,134	738	990
Total adjustments	46,951	33,693	23,649
Net Cash Provided by Operating Activities	43,130	48,668	43,602
Investing Activities
Capital expenditures, including $(123), $(200) and $(493) of interest during construction	(15,675)	(19,635)	(21,251)
Acquisitions, net of cash acquired	(1,851)	(1,809)	(43,309)
Dispositions	3,641	4,684	2,148
(Purchases), sales and settlement of securities and investments, net	497	435	(183)
Advances to and investments in equity affiliates, net	(160)	(365)	(1,050)
Cash collections of deferred purchase price	—	—	500
Net Cash Used in Investing Activities	(13,548)	(16,690)	(63,145)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(17)	(276)	(821)
Issuance of other short-term borrowings	9,440	4,012	4,898
Repayment of other short-term borrowings	(9,467)	(6,904)	(2,098)
Issuance of long-term debt	31,988	17,039	41,875
Repayment of long-term debt	(39,964)	(27,592)	(52,643)
Payment of vendor financing	(2,966)	(3,050)	(560)
Issuance of preferred stock	3,869	1,164	—
Purchase of treasury stock	(5,498)	(2,417)	(609)
Issuance of treasury stock	105	631	745
Issuance of preferred interests in subsidiaries	1,979	7,876	—
Redemption of preferred interest in subsidiary	(1,950)	—	—
Dividends paid	(14,956)	(14,888)	(13,410)
Other - net	(4,570)	(678)	(3,366)
Net Cash Used in Financing Activities	(32,007)	(25,083)	(25,989)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,425)	6,895	(45,532)
Cash and cash equivalents and restricted cash beginning of year	12,295	5,400	50,932
Cash and Cash Equivalents and Restricted Cash End of Year	$9,870	$12,295	$5,400
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock – Series A
Balance at beginning of year	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series B
Balance at beginning of year	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series C
Balance at beginning of year	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—
Balance at end of year	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621	6,495	$6,495
Issuance of stock	—	—	—	—	1,126	1,126
Balance at end of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$126,279		$125,525		$89,563
Repurchase and acquisition of common stock		67		—		—
Issuance of preferred stock		3,869		1,164		—
Issuance of common stock		—		—		35,473
Issuance of treasury stock		(62)		(125)		(115)
Share-based payments		18		(271)		604
Changes related to acquisition of interests held by noncontrolling owners		4		(14)		—
Balance at end of year		$130,175		$126,279		$125,525
Retained Earnings
Balance at beginning of year		$57,936		$58,753		$50,500
Cumulative effect of accounting changes and other adjustments		(293)		316		3,000
Adjusted beginning balance		57,643		59,069		53,500
Net income (loss) attributable to AT&T		(5,176)		13,903		19,370
Preferred stock dividends		(139)		(8)		—
Common stock dividends ($2.08, $2.05, and $2.01 per share)		(14,871)		(15,028)		(14,117)
Balance at end of year		$37,457		$57,936		$58,753
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity - continued
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(366)	$(13,085)	(339)	$(12,059)	(356)	$(12,714)
Repurchase and acquisition of common stock	(150)	(5,631)	(67)	(2,492)	(20)	(692)
Issuance of treasury stock	21	806	40	1,466	37	1,347
Balance at end of year	(495)	$(17,910)	(366)	$(13,085)	(339)	$(12,059)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$5,470		$4,249		$7,017
Cumulative effect of accounting changes and other adjustments		—		—		(658)
Adjusted beginning balance		5,470		4,249		6,359
Other comprehensive income (loss) attributable to AT&T		(1,140)		1,221		(2,110)
Balance at end of year		$4,330		$5,470		$4,249
Noncontrolling Interest:
Balance at beginning of year		$17,713		$9,795		$1,146
Cumulative effect of accounting changes and other adjustments		(7)		29		35
Adjusted beginning balance		17,706		9,824		1,181
Net income attributable to noncontrolling interest		1,355		1,072		583
Issuance and acquisition of noncontrolling owners		1,979		7,881		8,804
Redemption of noncontrolling interest		(1,950)		—		—
Distributions		(1,464)		(1,055)		(732)
Acquisition of interests held by noncontrolling owners		—		—		(9)
Translation adjustments attributable to noncontrolling interest, net of taxes		(59)		(9)		(32)
Balance at end of year		$17,567		$17,713		$9,795
Total Stockholders’ Equity at beginning of year		$201,934		$193,884		$142,007
Total Stockholders’ Equity at end of year		$179,240		$201,934		$193,884
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control, including the results of Time Warner Inc. (referred to as “Time Warner” or “WarnerMedia”), which was acquired on June 14, 2018 (see Note 6). AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including potential impacts arising from the COVID-19 pandemic and other estimates of probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior-period amounts have been conformed to the current period’s presentation. See Note 4 for a discussion on the recast of our segment results and Note 9 for a discussion of the separation of our former Entertainment Group into two reporting units, Video and Broadband.

Accounting Policies and Adopted Accounting Standards

Credit Losses As of January 1, 2020, we adopted, through modified retrospective application, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or Accounting Standards Codification (ASC) 326 (ASC 326), which replaces the incurred loss impairment methodology under prior GAAP with an expected credit loss model. ASC 326 affects trade receivables, loans, contract assets, certain beneficial interests, off-balance-sheet credit exposures not accounted for as insurance and other financial assets that are not subject to fair value through net income, as defined by the standard. Under the expected credit loss model, we are required to consider future economic trends to estimate expected credit losses over the lifetime of the asset. Upon adoption on January 1, 2020, we recorded a $293 reduction to “Retained earnings,” $395 increase to “Allowances for credit losses” applicable to our trade and loan receivables, $10 reduction of contract assets, $105 reduction of net deferred income tax liability and $7 reduction of “Noncontrolling interest.” Our adoption of ASC 326 did not have a material impact on our financial statements.

Leases As of January 1, 2019, we adopted, with modified retrospective application, the FASB's ASU No. 2016-02, “Leases (Topic 842)” (ASC 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements (see Note 8). ASC 842 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets. For income statement recognition purposes, leases are classified as either a finance or an operating lease without relying upon bright-line tests.

The key change upon adoption of the standard was balance sheet recognition of operating leases, given that the recognition of lease expense on our income statement is similar to our historical accounting. Using the modified retrospective transition method of adoption, we did not adjust the balance sheet for comparative periods but recorded a cumulative effect adjustment to retained earnings on January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward our historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements that were not accounted for as leases. We excluded leases with original terms of one year or less. Additionally, we elected to not separate lease and non-lease components for certain classes of assets. Our accounting for finance leases did not change from our prior accounting for capital leases.

AT&T Inc.
Dollars in millions except per share amounts
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

Deferral of Episodic Television and Film Costs In March 2019, the FASB issued ASU No. 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (ASU 2019-02), which we early adopted as of January 1, 2019, with prospective application. The standard eliminates certain revenue-related constraints on capitalization of inventory costs for episodic television that existed under prior guidance. In addition, the balance sheet classification requirements that existed in prior guidance for film production costs and programming inventory were eliminated. As of January 1, 2019, we reclassified $2,274 of our programming inventory costs from “Other current assets” to “Other Assets” in accordance with the guidance (see Note 11). This change in accounting did not materially impact our income statement.

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

The Tax Cuts and Jobs Act (the Act), which was enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. We included the estimated impact of the Act in our financial results at or for the period ended December 31, 2017, with additional adjustments recorded in 2018, as allowed by the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) 118. (See Note 14)

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying amounts approximate fair value. At December 31, 2020, we held $2,842 in cash and $6,898 in money market funds and other cash equivalents. Of our total cash and cash equivalents, $2,205 resided in foreign jurisdictions, some of which is subject to restrictions on repatriation.

Allowance for Credit Losses We record expense to maintain an allowance for credit losses for estimated losses that result from the failure or inability of our customers to make required payments deemed collectible from the customer when the service was provided or product was delivered. When determining the allowances for trade receivables and loans, we consider the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. We also consider future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as catastrophes or pending bankruptcies.

AT&T Inc.
Dollars in millions except per share amounts
Equipment Inventory Equipment inventories, which primarily consist of wireless devices and accessories, are included in “Other current assets” on our consolidated balance sheets. Equipment inventories are valued at the lower of cost or net realizable value and were $3,592 at December 31, 2020 and $2,864 at December 31, 2019.

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

Licensed programming inventory is carried at the lower of unamortized cost or fair value. For networks that generate both advertising and subscription revenues, the net realizable value of unamortized programming costs is generally evaluated based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the net realizable value for all of the network’s programming inventory is determined based on a projection of the network’s profitability. This assessment would occur upon the occurrence of certain triggering events. Similarly, for premium pay television, streaming and OTT services that are not advertising-supported, an evaluation of the fair value of unamortized programming costs is performed based on services’ licensed programming taken as a whole. Specifically, the fair value for all premium pay television, streaming and OTT service licensed programming is determined based on projections of estimated subscription revenues less certain costs of delivering and distributing the licensed programming. Changes in management’s intended usage of a specific program, such as a decision to no longer exhibit that program and forgo the use of the rights associated with the program license, results in a reassessment of that program’s fair value, which could result in an impairment (see Note 11).

Film and Television Production Cost Recognition, Participations and Residuals and Impairments Film and television production costs on our consolidated balance sheets include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and undeveloped film and television rights. Film and television production costs are stated at the lower of cost, less accumulated amortization, or fair value. For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs and the amount of participations and residuals to be recognized as broadcast, programming and operations expenses for a given film or television series in a particular period are determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s (or television program’s) revenues recognized for such period to the film’s (or television program’s) estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s (or television program’s) life cycle).

The process of estimating a film’s ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. We estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film or television series is impaired and requires an immediate write-off of unrecoverable film and television production costs. To the extent that the ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film or television series in a period is also adjusted. (See Note 11)

AT&T Inc.
Dollars in millions except per share amounts
Prior to the theatrical release of a film, our estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of owned film or television programs on our television networks, premium pay television, streaming or OTT services, we estimate a portion of the unamortized costs that are representative of the utilization of that film or television program in that exhibition and expense such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated generally does not exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. Estimates were updated based on information available during the film’s production and, upon release, the actual results of each film.

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

Property, plant and equipment is reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. See Note 7 for a discussion of an impairment of long-lived assets of the video business and other network asset abandonments.

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

Software Costs We capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in “Property, Plant and Equipment - Net” on our consolidated balance sheets. In addition, there is certain network software that allows the equipment to provide the features and functions unique to the AT&T network, which we include in the cost of the equipment categories for financial reporting purposes.

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

AT&T Inc.
Dollars in millions except per share amounts
During 2019, in conjunction with the renewal process of certain wireless licenses in Mexico, we reassessed the estimated economic lives and renewal assumptions for these licenses. As a result, we have changed the life of these licenses from indefinite to finite-lived. On January 1, 2019, we began amortizing our wireless licenses in Mexico over their average remaining economic life of 25 years. This change in accounting does not materially impact our income statement.

During the first quarter of 2020, in conjunction with the nationwide launch of AT&T TV and our customers’ continued shift from linear to streaming video services, we reassessed the estimated economic lives and renewal assumptions for our orbital slot licenses. As a result, we have changed the estimated lives of our orbital slot licenses from indefinite to finite-lived, effective January 1, 2020, and began amortizing these licenses using the sum-of-months-digits method over their average remaining economic life of 15 years at January 1, 2020. This change in accounting increased amortization expense $1,504, or $0.16 per diluted share available to common stock for 2020.

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

Goodwill, FCC wireless licenses and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The testing is performed on the value as of October 1 each year, and compares the book values of the assets to their fair values. Goodwill is tested by comparing the carrying amount of each reporting unit, deemed to be our principal operating segments or one level below them, to the fair value using both discounted cash flow as well as market multiple approaches. FCC wireless licenses are tested on an aggregate basis, consistent with our use of the licenses on a national scope, using a discounted cash flow approach. Prior to 2020, orbital slots were similarly aggregated for purposes of impairment testing and valued using a discounted cash flow approach. Trade names are tested by comparing their book values to their fair values calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to each brand name.

Intangible assets that have finite useful lives are amortized over their estimated useful lives (see Note 9). As of January 1, 2020, on a prospective basis, orbital slots are amortized using the sum-of-the-months-digits method of amortization over their average remaining economic life. Customer lists and relationships are amortized using primarily the sum-of-the-months-digits method of amortization over the period in which those relationships are expected to contribute to our future cash flows. Finite-lived trademarks and trade names and distribution networks are amortized using the straight-line method over the estimated useful life of the assets. Film library is amortized using the film forecast computation method, as previously disclosed. The remaining finite-lived intangible assets are generally amortized using the straight-line method. These assets, along with other long-lived assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

Advertising Costs We expense advertising costs for products and services or for promoting our corporate image as incurred (see Note 22).

Foreign Currency Translation Our foreign subsidiaries and foreign investments generally report their earnings in their local currencies. We translate their foreign assets and liabilities at exchange rates in effect at the balance sheet dates. We translate their revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated OCI in our consolidated balance sheets (see Note 3). Operations in countries with highly inflationary economies use the U.S. dollar as the functional currency.

We hedge a portion of the foreign currency exchange risk involved in certain foreign currency-denominated transactions, which we explain further in our discussion of our methods of managing our foreign currency risk (see Note 13).

Pension and Other Postretirement Benefits See Note 15 for a comprehensive discussion of our pension and postretirement benefits, including a discussion of the actuarial assumptions, our policy for recognizing the associated gains and losses and our method used to estimate service and interest cost components.

AT&T Inc.
Dollars in millions except per share amounts
New Accounting Standards

Income Taxes In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (ASU 2019-12), which is expected to simplify income tax accounting requirements in areas deemed costly and complex. The amendments under ASU 2019-12 will be effective as of January 1, 2021, and interim periods within that year, with early adoption permitted in its entirety as of the beginning of the year of adoption. At adoption, the guidance allows for modified retrospective application through a cumulative effect adjustment to retained earnings. We do not expect ASU 2019-12 to have a material impact on our financial statements.

Reference Rate Reform In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04, as amended), which provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. ASU 2020-04 applies to contracts, hedging relationships, certain derivatives and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. ASU 2020-04 became effective immediately. We are evaluating the impact of our adoption of ASU 2020-04, including optional expedients, to our financial statements.

Convertible Instruments In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which eliminated certain separation models regarding cash conversion and beneficial conversion features to simplify reporting for convertible instruments as a single liability or equity, with no separate accounting for embedded conversion features. ASU 2020-06 will be effective for fiscal years beginning after December 31, 2021, under modified retrospective or full retrospective application, subject to early adoption in 2021. We are evaluating the impact of our adoption of ASU 2020-06 on our financial statements.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

Year Ended December 31,	2020	2019	2018
Numerators
Numerator for basic earnings per share:
Net Income (Loss)	$(3,821)	$14,975	$19,953
Less: Net Income Attributable to Noncontrolling Interest	(1,355)	(1,072)	(583)
Net Income (Loss) Attributable to AT&T	(5,176)	13,903	19,370
Less: Preferred Stock Dividends	(193)	(3)	—
Net Income (Loss) Attributable to Common Stock	(5,369)	13,900	19,370
Dilutive potential common shares:
Share-based payment [1]	23	21	19
Numerator for diluted earnings per share	$(5,346)	$13,921	$19,389
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,157	7,319	6,778
Dilutive potential common shares:
Share-based payment (in shares) [1]	26	29	28
Denominator for diluted earnings per share	7,183	7,348	6,806
Basic Earnings Per Share Attributable to Common Stock	$(0.75)	$1.90	$2.85
Diluted Earnings Per Share Attributable to Common Stock [1]	$(0.75)	$1.89	$2.85
[1]For 2020, dilutive potential common shares are not included in the computation of diluted earnings per share because their effect is antidilutive as a result of the net loss.

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

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)		$660		$1,402		$7,009		$7,017
Other comprehensive income (loss) before reclassifications	(1,030)		(4)		(597)		830		(801)
Amounts reclassified from accumulated OCI	—	1	—	1	13	2	(1,322)	3	(1,309)
Net other comprehensive income (loss)	(1,030)		(4)		(584)		(492)		(2,110)
Amounts reclassified to retained earnings[4]	—		(658)		—		—		(658)
Balance as of December 31, 2018	(3,084)		(2)		818		6,517		4,249
Other comprehensive income (loss) before reclassifications	28		50		(900)		3,457		2,635
Amounts reclassified from accumulated OCI	—	1	—	1	45	2	(1,459)	3	(1,414)
Net other comprehensive income (loss)	28		50		(855)		1,998		1,221
Balance as of December 31, 2019	(3,056)		48		(37)		8,515		5,470
Other comprehensive income (loss) before reclassifications	(870)		78		(811)		2,250		647
Amounts reclassified from accumulated OCI	—	1	(15)	1	69	2	(1,841)	3	(1,787)
Net other comprehensive income (loss)	(870)		63		(742)		409		(1,140)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
[1](Gains) losses are included in “Other income (expense) – net” in the consolidated statements of income.
[2](Gains) losses are included in “Interest expense” in the consolidated statements of income (see Note 13).
[3]The amortization of prior service credits associated with postretirement benefits is included in “Other income (expense) – net” in the consolidated statements of income (see Note 15).
[4]With the adoption of ASU 2016-01, the unrealized (gains) losses on our equity investments are reclassified to retained earnings (see Note 1).

NOTE 4. SEGMENT INFORMATION

Our segments are comprised of strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America.

We have recast our segment results for all prior periods to include our prior Xandr segment within our WarnerMedia segment and to remove the Crunchyroll anime business that is classified as held-for-sale and removed from the WarnerMedia segment, instead including it in Corporate and Other.

We also evaluate segment and business unit performance based on EBITDA and/or EBITDA margin. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate operating performance. EBITDA does not

AT&T Inc.
Dollars in millions except per share amounts
give effect to depreciation and amortization expenses incurred in operating contribution nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

The Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. In December 2020, we changed our management strategy and reevaluated our domestic video business, allowing us to maximize value in our domestic video business and further accelerate our ability to innovate and execute in our fast-growing broadband and fiber business. In conjunction with the strategy change, we separated the former Entertainment Group into two business units, Video and Broadband, which includes legacy telephony operations. We have recast our results for all prior periods to split the Entertainment Group into two separate business units, Video and Broadband, and removed video operations from Business Wireline, combining all video operations in the Video business unit. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Video provides video, including over-the-top (OTT) services and also sells multiplatform advertising services as video revenues.
•Broadband provides internet, including broadband fiber, and legacy telephony voice communication services to residential customers.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.
The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results of Eliminations & Other included in the WarnerMedia segment have been recast to include Xandr, previously a separate reportable segment, and to remove the Crunchyroll anime business that was classified as held-for-sale. This segment contains the following:
•Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.
•Home Box Office consists of premium pay television and HBO Max domestically and premium pay, basic tier television internationally, and content licensing and home entertainment.
•Warner Bros. primarily consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.
•Eliminations & Other includes the Xandr advertising business, and also removes transactions between the Turner, Home Box Office and Warner Bros. business units, including internal sales of content to the HBO Max platform that began in the fourth quarter of 2019 (see Note 5).

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
•Certain significant items, which includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from asset impairments and abandonments, and (3) other items for which the segments are not being evaluated.
•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Communications, and (2) includes adjustments for our reporting of the advertising business.
“Interest expense” and “Other income (expense) – net” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$72,564	$42,106	$30,458	$8,086	$22,372	$—	$22,372
Video	28,610	24,619	3,991	2,262	1,729	—	1,729
Broadband	12,318	7,582	4,736	2,914	1,822	—	1,822
Business Wireline	25,358	15,534	9,824	5,226	4,598	—	4,598
Total Communications	138,850	89,841	49,009	18,488	30,521	—	30,521
WarnerMedia
Turner	12,568	6,954	5,614	277	5,337	(2)	5,335
Home Box Office	6,808	6,028	780	98	682	16	698
Warner Bros.	12,154	9,917	2,237	169	2,068	(70)	1,998
Eliminations and other	(1,088)	(1,320)	232	127	105	74	179
Total WarnerMedia	30,442	21,579	8,863	671	8,192	18	8,210
Latin America
Vrio	3,154	2,800	354	520	(166)	24	(142)
Mexico	2,562	2,636	(74)	513	(587)	—	(587)
Total Latin America	5,716	5,436	280	1,033	(753)	24	(729)
Segment Total	175,008	116,856	58,152	20,192	37,960	$42	$38,002
Corporate and Other
Corporate[1]	1,932	3,974	(2,042)	300	(2,342)
Acquisition-related items	—	468	(468)	8,012	(8,480)
Certain significant items	—	19,156	(19,156)	14	(19,170)
Eliminations and consolidations	(5,180)	(3,615)	(1,565)	(2)	(1,563)
AT&T Inc.	$171,760	$136,839	$34,921	$28,516	$6,405
[1]Includes $2,442 for the reclassification of prior service credit amortization.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$71,056	$40,681	$30,375	$8,054	$22,321	$—	$22,321
Video	32,124	27,599	4,525	2,461	2,064	—	2,064
Broadband	13,012	7,451	5,561	2,880	2,681	—	2,681
Business Wireline	26,167	16,069	10,098	4,934	5,164	—	5,164
Total Communications	142,359	91,800	50,559	18,329	32,230	—	32,230
WarnerMedia
Turner	13,122	7,740	5,382	235	5,147	52	5,199
Home Box Office	6,749	4,312	2,437	102	2,335	30	2,365
Warner Bros.	14,358	11,816	2,542	162	2,380	(30)	2,350
Eliminations and other	1,030	304	726	90	636	109	745
Total WarnerMedia	35,259	24,172	11,087	589	10,498	161	10,659
Latin America
Vrio	4,094	3,378	716	660	56	27	83
Mexico	2,869	3,085	(216)	502	(718)	—	(718)
Total Latin America	6,963	6,463	500	1,162	(662)	27	(635)
Segment Total	184,581	122,435	62,146	20,080	42,066	$188	$42,254
Corporate and Other
Corporate[1]	1,937	3,279	(1,342)	636	(1,978)
Acquisition-related items	(72)	960	(1,032)	7,460	(8,492)
Certain significant items	—	2,082	(2,082)	43	(2,125)
Eliminations and consolidations	(5,253)	(3,735)	(1,518)	(2)	(1,516)
AT&T Inc.	$181,193	$125,021	$56,172	$28,217	$27,955
[1]Includes $1,934 for the reclassification of prior service credit amortization.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$70,521	$40,690	$29,831	$8,263	$21,568	$—	$21,568
Video	33,363	29,334	4,029	2,698	1,331	—	1,331
Broadband	13,108	7,116	5,992	2,623	3,369	—	3,369
Business Wireline	26,729	16,181	10,548	4,708	5,840	—	5,840
Total Communications	143,721	93,321	50,400	18,292	32,108	—	32,108
WarnerMedia
Turner	6,979	3,794	3,185	131	3,054	54	3,108
Home Box Office	3,598	2,187	1,411	56	1,355	29	1,384
Warner Bros.	8,703	7,130	1,573	96	1,477	(28)	1,449
Eliminations and other	1,305	168	1,137	28	1,109	(30)	1,079
Total WarnerMedia	20,585	13,279	7,306	311	6,995	25	7,020
Latin America
Vrio	4,784	3,743	1,041	728	313	34	347
Mexico	2,868	3,415	(547)	510	(1,057)	—	(1,057)
Total Latin America	7,652	7,158	494	1,238	(744)	34	(710)
Segment Total	171,958	113,758	58,200	19,841	38,359	$59	$38,418
Corporate and Other
Corporate[1]	2,246	2,335	(89)	1,633	(1,722)
Acquisition-related items	(49)	1,185	(1,234)	6,931	(8,165)
Certain significant items	—	899	(899)	26	(925)
Eliminations and consolidations	(3,399)	(1,947)	(1,452)	(1)	(1,451)
AT&T Inc.	$170,756	$116,230	$54,526	$28,430	$26,096
[1]Includes $1,753 for the reclassification of prior service credit amortization.

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of operating income (loss) to “Income Before Income Taxes” reported in our consolidated statements of income:

	2020	2019	2018
Communications	$30,521	$32,230	$32,108
WarnerMedia	8,210	10,659	7,020
Latin America	(729)	(635)	(710)
Segment Contribution	38,002	42,254	38,418
Reconciling Items:
Corporate and Other	(2,342)	(1,978)	(1,722)
Merger and integration items	(468)	(1,032)	(1,234)
Amortization of intangibles acquired	(8,012)	(7,460)	(6,931)
Impairments and abandonments	(18,880)	(1,458)	(46)
Gain on spectrum transaction[1]	900	—	—
Employee separation charges and benefit-related (gain) loss	(1,177)	(624)	(587)
Other noncash charges (credits), net	(13)	(43)	(111)
Natural disaster items	—	—	(181)
Segment equity in net income of affiliates	(42)	(188)	(59)
Eliminations and consolidations	(1,563)	(1,516)	(1,451)
AT&T Operating Income	6,405	27,955	26,096
Interest Expense	7,925	8,422	7,957
Equity in net income (loss) of affiliates	95	6	(48)
Other income (expense) - net	(1,431)	(1,071)	6,782
Income (Loss) Before Income Taxes	$(2,856)	$18,468	$24,873
[1] Included as a reduction of “Selling, general and administrative expenses” in the consolidated statements of income.

The following table sets forth revenues earned from customers, and property, plant and equipment located in different geographic areas:

	2020		2019		2018
	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment
United States	$155,899	$121,208	$161,689	$122,567	$154,795	$123,457
Europe	5,387	1,152	6,536	1,854	4,073	1,634
Mexico	2,862	3,530	3,198	3,648	3,100	3,467
Brazil	1,807	694	2,797	1,057	2,724	1,213
All other Latin America	2,679	485	3,219	544	3,055	1,217
Asia/Pacific Rim	2,322	203	2,793	390	2,214	408
Other	804	43	961	68	795	77
Total	$171,760	$127,315	$181,193	$130,128	$170,756	$131,473

AT&T Inc.
Dollars in millions except per share amounts
The following tables present intersegment revenues, assets, investments in equity affiliates and capital expenditures by segment:

Intersegment Reconciliation
	2020	2019	2018
Intersegment revenues
Communications	$11	$26	$13
WarnerMedia	3,183	3,318	1,875
Latin America	—	—	—
Total Intersegment Revenues	3,194	3,344	1,888
Consolidations	1,986	1,909	1,511
Eliminations and consolidations	$5,180	$5,253	$3,399

At or for the years ended December 31,	2020			2019
	Assets	Investments in Equity Method Investees	Capital Expenditures	Assets	Investments in Equity Method Investees	Capital Expenditures
Communications	$522,758	$—	$14,107	$521,252	$—	$17,410
WarnerMedia	150,947	1,123	699	143,492	3,011	1,205
Latin America	15,811	590	708	20,606	650	757
Corporate and eliminations	(163,755)	67	161	(133,681)	34	263
Total	$525,761	$1,780	$15,675	$551,669	$3,695	$19,635
NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. No customer accounted for more than 10% of consolidated revenues in 2020, 2019 or 2018.

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

Some of our services require customer premises equipment that, when combined and integrated with AT&T’s specific network infrastructure, facilitates the delivery of service to the customer. In evaluating whether the equipment is a separate performance obligation, we consider the customer’s ability to benefit from the equipment on its own or together with other readily available resources and if so, whether the service and equipment are separately identifiable (i.e., is the service highly dependent on, or highly interrelated with the equipment). When the equipment does not meet the criteria to be a separate performance obligation (e.g., equipment associated with certain video services), we allocate the total transaction price to the related service. When equipment is a separate performance obligation, we record the sale of equipment when title has passed and the products are accepted by the customer. For devices sold through indirect channels (e.g., national dealers), revenue is recognized when the dealer accepts the device, not upon activation.

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

Revenues from transactions between us and our customers are recorded net of revenue-based regulatory fees and taxes. Cash incentives given to customers are recorded as a reduction of revenue. Nonrefundable, upfront service activation and setup fees associated with service arrangements are deferred and recognized over the associated service contract period or customer relationship life.

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

AT&T Inc.
Dollars in millions except per share amounts

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

AT&T Inc.
Dollars in millions except per share amounts
Revenue Categories

The following tables set forth reported revenue by category and by business unit. Intercompany transactions between segments and the dual reporting of certain advertising revenues are included in “Eliminations and consolidations.”Intercompany transactions between Turner, Home Box Office and Warner Bros., including internal sales to HBO Max that began in the fourth quarter of 2019, are included in “Eliminations and Other.”

For the year ended December 31, 2020
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$55,251	$—	$—	$—	$—	$291	$—	$17,022	$72,564
Video	—	—	—	26,747	—	1,718	—	145	28,610
Broadband	—	8,534	2,213	—	—	—	1,564	7	12,318
Business Wireline	—	13,330	8,183	—	—	—	3,075	770	25,358
WarnerMedia
Turner	—	—	—	7,613	759	3,941	255	—	12,568
Home Box Office	—	—	—	6,090	692	—	26	—	6,808
Warner Bros.	—	—	—	50	11,632	6	466	—	12,154
Eliminations and Other[1]	—	—	—	12	(3,264)	2,178	(14)	—	(1,088)
Latin America
Vrio	—	—	—	3,154	—	—	—	—	3,154
Mexico	1,656	—	—	—	—	—	—	906	2,562
Corporate and Other	528	46	554	—	—	—	661	143	1,932
Eliminations and consolidations[2]	—	—	—	(3,110)	—	(1,718)	(352)	—	(5,180)
Total Operating Revenues	$57,435	$21,910	$10,950	$40,556	$9,819	$6,416	$5,681	$18,993	$171,760
[1]Eliminations and other of $3,264 include Warner Bros. content sales of approximately $2,250 with HBO Max, $600 with HBO linear and $300 with Turner.
[2]Eliminations and consolidations of $3,110 include approximately $1,500 and $950 of Turner and HBO linear channel distribution arrangements with the Video business unit, respectively. HBO customer subscriptions were approximately $290 with Video and $180 with Broadband.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$55,039	$—	$—	$—	$—	$292	$—	$15,725	$71,056
Video	—	—	—	30,451	—	1,672	—	1	32,124
Broadband	—	8,403	2,573	—	—	—	2,029	7	13,012
Business Wireline	—	12,916	9,180	—	—	—	3,286	785	26,167
WarnerMedia
Turner	—	—	—	7,736	481	4,566	339	—	13,122
Home Box Office	—	—	—	5,814	925	—	10	—	6,749
Warner Bros.	—	—	—	88	13,532	41	697	—	14,358
Eliminations and Other[1]	—	—	—	13	(1,058)	2,071	4	—	1,030
Latin America
Vrio	—	—	—	4,094	—	—	—	—	4,094
Mexico	1,863	—	—	—	—	—	—	1,006	2,869
Corporate and Other	628	59	565	—	—	—	443	170	1,865
Eliminations and consolidations[2]	—	—	—	(3,249)	—	(1,672)	(332)	—	(5,253)
Total Operating Revenues	$57,530	$21,378	$12,318	$44,947	$13,880	$6,970	$6,476	$17,694	$181,193
[1]Eliminations and other of $1,058 include Warner Bros. content sales of approximately $500 with HBO linear and $350 with Turner.
[2]Eliminations and consolidations of $3,249 include approximately $1,740 and $1,320 of Turner and HBO linear channel distribution arrangements with the Video business unit, respectively.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$54,063	$—	$—	$—	$—	$232	$—	$16,226	$70,521
Video	—	—	—	31,768	—	1,595	—	—	33,363
Broadband	—	7,956	3,042	—	—	—	2,101	9	13,108
Business Wireline	—	12,234	10,674	—	—	—	2,998	823	26,729
WarnerMedia
Turner	—	—	—	4,207	295	2,330	147	—	6,979
Home Box Office	—	—	—	3,201	391	—	6	—	3,598
Warner Bros.	—	—	—	47	8,216	53	387	—	8,703
Eliminations and Other[1]	—	—	—	6	(518)	1,807	10	—	1,305
Latin America
Vrio	—	—	—	4,784	—	—	—	—	4,784
Mexico	1,701	—	—	—	—	—	—	1,167	2,868
Corporate and Other	718	160	288	—	—	—	845	186	2,197
Eliminations and consolidations[2]	—	—	—	(1,843)	—	(1,595)	39	—	(3,399)
Total Operating Revenues	$56,482	$20,350	$14,004	$42,170	$8,384	$4,422	$6,533	$18,411	$170,756
[1]Eliminations and other of $518 include Warner Bros. content sales of approximately $225 with HBO linear and $225 with Turner.
[2]Eliminations and consolidations of $1,843 include approximately $1,000 and $700 of Turner and HBO linear channel distribution arrangements with the Video business unit, respectively.

AT&T Inc.
Dollars in millions except per share amounts
Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline and video services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2020	2019
Deferred Acquisition Costs
Other current assets	$3,087	$2,462
Other Assets	3,198	2,991
Total deferred customer contract acquisition costs	$6,285	$5,453

Deferred Fulfillment Costs
Other current assets	$4,118	$4,519
Other Assets	5,634	6,439
Total deferred customer contract fulfillment costs	$9,752	$10,958

The following table presents amortization of deferred customer contract acquisition and fulfillment costs, which are recorded in other cost of revenues in our consolidated statements of income, for the year ended December 31:

Consolidated Statements of Income	2020	2019
Deferred acquisition cost amortization	$2,755	$2,174
Deferred fulfillment cost amortization	5,110	4,947

Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration. The contract asset will decrease as services are provided and billed. For example, when equipment installment sales include promotional discounts (e.g., “buy one get one free”) the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

When consideration is received in advance of the delivery of goods or services, a contract liability is recorded for deferred revenue. Reductions in the contract liability will be recorded as revenue as we satisfy the performance obligations.

The following table presents contract assets and liabilities on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2020	2019
Contract assets	$3,501	$2,472
Contract liabilities	6,879	6,999

Our beginning of period contract liabilities recorded as customer contract revenue during 2020 was $5,579.

Our consolidated balance sheets at December 31, 2020 and 2019 included approximately $2,054 and $1,611, respectively, for the current portion of our contract assets in “Other current assets” and $6,071 and $5,939, respectively, for the current portion of our contract liabilities in “Advanced billings and customer deposits.”

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

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,072, of which we expect to recognize approximately 60% by the end of 2021, with the remaining balance recognized thereafter.

NOTE 6. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

HBO Latin America Group (HBO LAG) In May 2020, we acquired the remaining interest in HBO LAG for $141, net of cash acquired. At acquisition, we remeasured the fair value of the total business, which exceeded the carrying amount of our equity method investment and resulted in a pre-tax gain of $68. We consolidated that business upon close and recorded those assets at fair value, including $640 of trade names, $271 of distribution networks and $346 of goodwill that is reported in the WarnerMedia segment. These estimates are preliminary in nature and subject to adjustments, which will be finalized within one year from the date of acquisition.

Time Warner In June 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. For accounting purposes, the transaction was valued at $79,358. Our consolidated balance sheets include the assets and liabilities of Time Warner, which were measured at fair value.

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

AppNexus On August 15, 2018, we purchased AppNexus for $1,432 and recorded $1,220 of goodwill that is reported in the WarnerMedia segment. Our investment allows us to create a marketplace for TV and digital video advertising.

AT&T Inc.
Dollars in millions except per share amounts
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

Dispositions

Central European Media Enterprises Ltd. (CME) On October 13, 2020, we completed the sale of our 65.3% interest in CME, a European broadcasting company, for approximately $1,100 and recorded a pre-tax gain of $39. Upon close, we received relief from a debt guarantee originally covering approximately $1,100 that was reduced to $600 at the time of the sale.

Operations in Puerto Rico On October 31, 2020, we completed the sale of our previously held-for-sale wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands for approximately $1,950 and recorded a pre-tax loss of $82. Upon sale we removed held-for-sale assets (“Other current assets”) and held-for-sale liabilities (“Accounts payable and accrued liabilities”) that primarily consisted of FCC licenses (approximately $1,100), allocated goodwill (approximately $250), net property, plant and equipment (approximately $850) and net tax liabilities (approximately $500), previously reported on our consolidated balance sheets. The proceeds were used to redeem $1,950 of cumulative preferred interests in a subsidiary that held notes secured by the proceeds of this sale.

Hudson Yards In June 2019, we sold our ownership in Hudson Yards North Tower Holdings LLC under a sale-leaseback arrangement for cash proceeds of $2,081 and recorded a loss of approximately $100 resulting from transaction costs (primarily real estate transfer taxes).

Hulu In April 2019, we sold our ownership in Hulu for cash proceeds of $1,430 and recorded a pre-tax gain of $740.

Data Colocation Operations On December 31, 2018, we sold certain data centers to Brookfield Infrastructure Partners for $1,100 and recorded a pre-tax gain of $432. The sale included assets; primarily consisting of property, plant and equipment, of $298; and goodwill of $215.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Lives (years)	2020	2019
Land	-	$2,571	$2,651
Buildings and improvements	2-44	39,418	38,924
Central office equipment[1]	3-10	95,981	96,061
Cable, wiring and conduit	15-50	75,409	72,042
Satellites	14-17	908	2,489
Other equipment	3-20	90,883	94,951
Software	3-7	18,482	22,244
Under construction	-	4,099	4,176
		327,751	333,538
Accumulated depreciation and amortization		200,436	203,410
Property, plant and equipment - net		$127,315	$130,128
1Includes certain network software.

Our depreciation expense was $20,277 in 2020, $20,285 in 2019 and $20,083 in 2018. Depreciation expense included amortization of software totaling $3,483 in 2020, $3,313 in 2019 and $3,092 in 2018.

AT&T Inc.
Dollars in millions except per share amounts
In December 2020, we reassessed our grouping of long-lived assets and identified certain impairment indicators, requiring us to evaluate the recoverability of the long-lived assets of our video business. Based on this evaluation, we determined that these assets were not fully recoverable and recognized pre-tax impairment charges totaling $7,255, of which $1,681 relates to property, plant and equipment, including satellites. The reduced carrying amounts of the impaired assets became their new cost basis.

In 2019, we recorded a noncash pre-tax charge of $1,290 to abandon copper assets that we no longer expect will be utilized to support future network activity. The abandonment was considered outside the ordinary course of business.

NOTE 8. LEASES

We have operating and finance leases for certain facilities and equipment used in our operations. Our leases generally have remaining lease terms of up to 15 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.

We have recognized a right-of-use asset for both operating and finance leases, and a corresponding lease liability that represents the present value of our obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate in the currency of the lease, which will be updated on a quarterly basis for measurement of new lease liabilities.

The components of lease expense were as follows:

	2020	2019
Operating lease cost	$5,896	$5,684
Finance lease cost:
Amortization of right-of-use assets	$287	$271
Interest on lease obligation	156	169
Total finance lease cost	$443	$440

The following table provides supplemental cash flows information related to leases:

	2020	2019
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$4,852	$4,583

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$5,270	$7,818

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth supplemental balance sheet information related to leases at December 31:

	2020	2019
Operating Leases
Operating lease right-of-use assets	$24,714	$24,039

Accounts payable and accrued liabilities	$3,537	3,451
Operating lease obligation	22,202	21,804
Total operating lease obligation	$25,739	$25,255

Finance Leases
Property, plant and equipment, at cost	$3,586	$3,534
Accumulated depreciation and amortization	(1,361)	(1,296)
Property, plant and equipment, net	$2,225	$2,238

Current portion of long-term debt	$189	$162
Long-term debt	1,847	1,872
Total finance lease obligation	$2,036	$2,034

	2020	2019
Weighted-Average Remaining Lease Term (years)
Operating leases	8.5	8.4
Finance leases	9.9	10.3

Weighted-Average Discount Rate
Operating leases	4.1%	4.2%
Finance leases	8.1%	8.4%

The following table provides the expected future minimum maturities of lease obligations:

	Operating Leases	Finance Leases
2021	$4,808	$350
2022	4,527	333
2023	4,094	300
2024	3,560	276
2025	2,904	272
Thereafter	11,230	1,609
Total lease payments	31,123	3,140
Less: imputed interest	(5,384)	(1,104)
Total	$25,739	$2,036

AT&T Inc.
Dollars in millions except per share amounts
NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment at a reporting unit level, which is deemed to be our principal operating segments or one level below. With our annual impairment testing as of October 1, 2020, the calculated fair values of the reporting units exceeded their book values in all circumstances; however, the Turner, HBO and Entertainment Group (prior to the reporting unit change) fair values exceeded their book values by less than 10%, with COVID-19 impacts, industry trends and our content distribution strategy affecting fair value.

In December 2020, we changed our management strategy and reevaluated our domestic video business, allowing us to maximize value in our domestic video business and further accelerate our ability to innovate and execute in our fast-growing broadband and fiber business. The strategy change required us to reassess the grouping and recoverability of the video business long-lived assets. In conjunction with the strategy change, we separated the former Entertainment Group reporting unit into two reporting units, Video and Broadband, which includes legacy telephony operations. Our recoverability assessment resulted in $7,255 of long-lived asset impairment in the video business, including $4,373 for orbital slots and $1,201 for customer lists. The change in reporting unit required the historical Entertainment Group goodwill to be assigned to the separate Video and Broadband reporting units, for which we used the relative fair value allocation methodology. The affected reporting units were then tested for goodwill impairment. We recorded an impairment of the entire $8,253 of goodwill allocated to the Video reporting unit. No goodwill impairment was required in the Broadband reporting unit.

In the second quarter of 2020, driven by significant and adverse economic and political environments in Latin America, including the impact of COVID-19, we experienced accelerated subscriber losses and revenue decline in the region, as well as closure of our operations in Venezuela. When combining these business trends and higher weighted-average cost of capital resulting from the increase in country-risk premiums in the region, we concluded that it was more likely than not that the fair value of the Vrio reporting unit, estimated using discounted cash flow and market multiple approaches, was less than its carrying amount. We recorded a $2,212 goodwill impairment in the Vrio reporting unit, with $105 attributable to noncontrolling interest.

Other changes to our goodwill in 2020 resulted from foreign currency translation, the held-for-sale treatment of our Crunchyroll anime business and our acquisition of the remaining interest in HBO LAG (see Note 6). In 2020, the prior Xandr segment was combined with our WarnerMedia segment.

Changes to our goodwill in 2019 primarily resulted from the held-for-sale treatment of wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (see Note 6) and final valuations related to our acquisitions of Time Warner and Otter Media, as well as changes from foreign currency translation.

At December 31, 2020, our Communications segment has four reporting units: Mobility, Video, Broadband and Business Wireline. Our WarnerMedia segment has four reporting units: Turner, Home Box Office, Warner Bros. and Xandr. Our Latin America segment has two reporting units: Vrio and Mexico.

AT&T Inc.
Dollars in millions except per share amounts

The following table sets forth the changes in the carrying amounts of goodwill by operating segment:

	2020					2019
	Balance at Jan. 1	Acquisitions	Impairments	Dispositions, currency exchange and other	Balance at Dec. 31	Balance at Jan. 1	Acquisitions	Dispositions, currency exchange and other	Balance at Dec. 31
Communications	$100,234	$—	$(8,253)	$(5)	$91,976	$100,551	$—	$(317)	$100,234
WarnerMedia	42,345	415	—	(313)	42,447	42,101	66	178	42,345
Latin America	3,662	—	(2,212)	(614)	836	3,718	—	(56)	3,662
Total	$146,241	$415	$(10,465)	$(932)	$135,259	$146,370	$66	$(195)	$146,241

We review amortized intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group, including the video business previously discussed. In 2020, we changed the estimated lives of our orbital slot licenses from indefinite to finite-lived and began amortizing them over their average remaining economic life of 15 years (see Note 1).

AT&T Inc.
Dollars in millions except per share amounts
Our other intangible assets at December 31 are summarized as follows:

	2020				2019
Other Intangible Assets	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Amortized intangible assets:
Wireless licenses [1]	24.6 years	$2,979	$271	$(421)	$2,981	$156	$(243)
Orbital slots [2]	15.0 years	5,825	—	—	—	—	—
Trademarks and trade names	37.1 years	20,016	1,518	(442)	18,359	853	(6)
Distribution network	10.0 years	18,414	4,621	—	18,138	2,793	—
Released television and film content	17.5 years	10,940	6,240	—	10,941	4,974	—
Customer lists and relationships	9.3 years	4,100	1,645	(460)	20,304	14,773	(281)
Other	21.3 years	11,311	2,615	(5)	11,427	1,843	(3)
Total	22.3 years	$73,585	$16,910	$(1,328)	$82,150	$25,392	$(533)
[1] Includes $1,561 of wireless license renewals in Mexico in 2019. [2] Changed from indefinite-lived January 1, 2020.

Indefinite-lived intangible assets not subject to amortization, net of currency translation adjustment:

Licenses:
Wireless licenses	$85,728	$83,623
Orbital slots [1]	—	11,702
Trade names	5,241	6,067
Total	$90,969	$101,392
[1] Changed to amortized January 1, 2020.

Amortized intangible assets are definite-life assets, and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for definite-life intangible assets was $8,239 for the year ended December 31, 2020, $7,932 for the year ended December 31, 2019 and $8,347 for the year ended December 31, 2018. Amortization expense is estimated to be $5,987 in 2021, $5,363 in 2022, $4,846 in 2023, $4,302 in 2024 and $4,046 in 2025.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 10. EQUITY METHOD INVESTMENTS

Investments in partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

In May 2020, we acquired the remaining interest in HBO LAG and fully consolidated that entity. In October 2020, we sold our ownership interest in CME. (See Note 6)

In 2019, we sold our investments in Hudson Yards and Hulu. (See Note 6)

In 2018, we acquired Time Warner, which included various equity method investments. The difference between the fair values and the proportional carrying amounts of those investments’ net assets primarily related to investments in CME (sold in 2020) and HBO LAG (consolidated in 2020). (See Note 6)

Our investments in equity affiliates at December 31, 2020 primarily include our interests in SKY Mexico and The CW Network.
SKY Mexico We hold a 41.3% interest in SKY Mexico, which is a leading pay-TV provider in Mexico.

The CW Network (The CW) We hold a 50.0% interest in The CW, which is an advertising supported broadcasting and licensing joint venture between Warner Bros. and CBS Corporation.
The following table is a reconciliation of our investments in equity affiliates as presented on our consolidated balance sheets:

	2020	2019
Beginning of year	$3,695	$6,245
Additional investments	178	448
Acquisition of remaining interest in HBO LAG	(1,141)	—
Disposition of CME	(749)	—
Disposition of Hudson Yards	—	(1,681)
Disposition of Hulu	—	(689)
Disposition of Game Show Network	—	(288)
Equity in net income (loss) of affiliates	95	6
Dividends and distributions received	(133)	(301)
Currency translation adjustments	(10)	(10)
Impairments	(146)	—
Other adjustments	(9)	(35)
End of year	$1,780	$3,695

NOTE 11. INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Film and television production costs are stated at the lower of cost, less accumulated amortization, or fair value and include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and undeveloped film and television rights. The amount of capitalized film and television production costs recognized as broadcast, programming and operations expenses for a given period is determined using the film forecast computation method. As of January 1, 2019, we reclassified $2,274 of our programming inventory costs from “Other current assets” to “Other Assets” in connection with the adoption of ASU 2019-2 (see Note 1).

In the fourth quarter of 2020, we recognized an impairment of $524 based on a change in these estimates for various film titles. This change in estimates was driven by the continued shutdown of theaters during the pandemic, including the resurgence of an outbreak in the fourth quarter and the impact of our decision to release our 2021 movies in theaters and on HBO Max at the same time.

AT&T Inc.
Dollars in millions except per share amounts
The following table summarizes inventories and theatrical film and television production costs as of December 31:

	2020	2019
Inventories:
Programming costs, less amortization[1]	$6,010	$4,151
Other inventory, primarily DVD and Blu-ray Discs	103	96
Total inventories	6,113	4,247
Less: current portion of inventory	(103)	(96)
Total noncurrent inventories	6,010	4,151
Theatrical film production costs:[2]
Released, less amortization	487	392
Completed and not released	616	437
In production	1,130	1,475
Development and pre-production	190	171
Television production costs:[2]
Released, less amortization	2,495	2,199
Completed and not released	1,381	1,344
In production	2,353	2,208
Development and pre-production	90	57
Total theatrical film and television production costs	8,742	8,283
Total noncurrent inventories and theatrical film and television production costs	$14,752	$12,434
1Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
2Does not include $4,699 and $5,967 of acquired film and television library intangible assets as of December 31, 2020, and 2019, respectively, which are included in “Other Intangible Assets – Net” on our consolidated balance sheets.

Approximately 90% of unamortized film costs for released theatrical and television content are expected to be amortized within three years from December 31, 2020. In addition, approximately $3,111 of the total $5,171 film costs of released and completed and not released theatrical and television product are expected to be amortized during 2021.

NOTE 12. DEBT

Long-term debt of AT&T and its subsidiaries, including interest rates and maturities, is summarized as follows at December 31:

						2020	2019
Notes and debentures
Interest Rates			Maturities[1]
0.98%	-	2.99%	2020	-	2039	$25,549	$17,404
3.00%	-	4.99%	2020	-	2050	110,317	102,595
5.00%	-	6.99%	2020	-	2095	24,259	34,513
7.00%	-	9.15%	2020	-	2097	5,006	5,050
Credit agreement borrowings						300	4,969
Fair value of interest rate swaps recorded in debt						20	26
						165,451	164,557
Unamortized (discount) premium - net						(9,710)	(2,996)
Unamortized issuance costs						(532)	(452)
Total notes and debentures						155,209	161,109
Finance lease obligations						2,036	2,034
Total long-term debt, including current maturities						157,245	163,143
Current maturities of long-term debt						(3,470)	(11,834)
Total long-term debt						$153,775	$151,309
[1]Maturities assume putable debt is redeemed by the holders at the next opportunity.

AT&T Inc.
Dollars in millions except per share amounts

We had outstanding Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Swiss franc and Brazilian real denominated debt of approximately $43,399 and $42,485 at December 31, 2020 and 2019, respectively.

The weighted-average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.1% as of December 31, 2020 and 4.4% as of December 31, 2019.

Current maturities of long-term debt include an accreting zero-coupon note that may be redeemed each May, until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

Debt maturing within one year consisted of the following at December 31:

	2020	2019
Current maturities of long-term debt	$3,470	$11,834
Bank borrowings[1]	—	4
Total	$3,470	$11,838
1Outstanding balance of short-term credit facility of a foreign subsidiary.

Financing Activities
During 2020, we received net proceeds of $31,988 on the issuance of $32,241 in long-term debt in various markets, with an average weighted maturity of approximately 20 years and a weighted average interest rate of 3.2%. We repaid $39,758 in borrowings of various notes with a weighted average coupon of 3.2%.

Tender Offers and Debt Exchanges
In August 2020, we repurchased $11,384 of AT&T global notes and subsidiary notes due 2021 to 2025 through cash tender offers.

In September 2020, we exchanged $17,677 of AT&T and subsidiary notes, with interest rates ranging from 4.350% to 8.750% and original maturities ranging from 2031 to 2058 for $1,459 of cash and $21,500 of three new series of AT&T Inc. global notes, with interest rates ranging from 3.500% to 3.650% and maturities ranging from 2053 to 2059.

In December 2020, we also exchanged $8,280 of AT&T and subsidiary notes, with interest rates ranging from 2.950% to 7.125% and original maturities ranging from 2026 to 2048 for $8 of cash and $9,678 of two new series of AT&T global notes, with interest rates of 2.550% and 3.800% and maturities of 2033 and 2057, respectively.

As of December 31, 2020 and 2019, we were in compliance with all covenants and conditions of instruments governing our debt. Substantially all of our outstanding long-term debt is unsecured. Maturities of outstanding long-term notes and debentures, as of December 31, 2020, and the corresponding weighted-average interest rate scheduled for repayment are as follows:

	2021	2022	2023	2024	2025	Thereafter
Debt repayments[1]	$3,418	$5,951	$7,779	$7,849	$6,389	$134,268
Weighted-average interest rate	3.8%	3.3%	3.4%	3.3%	3.9%	4.2%
1Debt repayments represent maturity value and assume putable debt is redeemed at the next opportunity. Foreign debt includes the impact from hedges, when applicable.

Credit Facilities
General
In September 2019, we entered into and drew on a $1,300 term loan credit agreement containing (i) a 1.25 year $400 facility due in 2020, (ii) a 2.25 year $400 facility due in 2021, and (iii) a 3.25 year $500 facility due in 2022, with Bank of America, N.A., as agent. These facilities were repaid and terminated in the second quarter of 2020.
In April 2020, we entered into and drew on a $5,500 Term Loan Credit Agreement (Term Loan) with 11 commercial banks and Bank of America, N.A. as lead agent. We repaid and terminated the Term Loan in May 2020.

AT&T Inc.
Dollars in millions except per share amounts
On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. The Term Loan is available for a single draw at any time before May 29, 2021. The proceeds will be used for general corporate purposes, which may include among other things, financing acquisitions of additional spectrum. The entire principal amount of the Term Loan will be due and payable 364 days after the date on which the borrowing is made. At January 31, 2021, we had approximately $6,100 of commercial paper outstanding.

Revolving Credit Agreements
In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of December 31, 2020.

Each of the credit agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating, as well as a net debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization, and other modifications described in each agreement) financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. The events of default are customary for agreements of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase each agreement’s relevant Applicable Margin by 2.00% per annum.

The obligations of the lenders under two revolving credit agreements to provide advances will terminate on December 11, 2023, and November 17, 2025, unless the commitments are terminated in whole prior to that date. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the applicable credit agreement.

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

Advances under these agreements would bear interest, at our option, either:
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

AT&T Inc.
Dollars in millions except per share amounts
Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$155,209	$187,224	$161,109	$182,124
Bank borrowings	—	—	4	4
Investment securities[2]	3,249	3,249	3,723	3,723
1Includes credit agreement borrowings.
2Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of December 31, 2020, and December 31, 2019. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,010	$—	$—	$1,010
International equities	180	—	—	180
Fixed income equities	236	—	—	236
Available-for-Sale Debt Securities	—	1,479	—	1,479
Asset Derivatives
Cross-currency swaps	—	1,721	—	1,721
Foreign exchange contracts	—	6	—	6
Liability Derivatives
Cross-currency swaps	—	(1,814)	—	(1,814)
Foreign exchange contracts	—	(9)	—	(9)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$844	$—	$—	$844
International equities	183	—	—	183
Fixed income equities	229	—	—	229
Available-for-Sale Debt Securities	—	1,444	—	1,444
Asset Derivatives
Interest rate swaps	—	2	—	2
Cross-currency swaps	—	172	—	172
Interest rate locks	—	11	—	11
Foreign exchange contracts	—	89	—	89
Liability Derivatives
Cross-currency swaps	—	(3,187)	—	(3,187)
Interest rate locks	—	(95)	—	(95)

AT&T Inc.
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

The components comprising total gains and losses in the period on equity securities are as follows:

For the years ended December 31,	2020	2019	2018
Total gains (losses) recognized on equity securities	$171	$301	$(130)
Gains (losses) recognized on equity securities sold	(25)	100	(10)
Unrealized gains (losses) recognized on equity securities held at end of period	$196	$201	$(120)

At December 31, 2020, available-for-sale debt securities totaling $1,479 have maturities as follows - less than one year: $29; one to three years: $159; three to five years: $179; five or more years: $1,112.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the year ended December 31, 2020 and 2019, no ineffectiveness was measured on fair value hedges.

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

AT&T Inc.
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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $92 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

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

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheets. Net losses on net investment hedges recognized in accumulated OCI for 2020 were $147.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At December 31, 2020, we had posted collateral of $53 (a deposit asset) and held collateral of $694 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in December, we would have been required to post additional collateral of $33. If AT&T’s credit rating had been downgraded four ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $676. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $134. At December 31, 2019, we had posted collateral of $204 (a deposit asset) and held collateral of $44 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions at December 31:

	2020	2019
Interest rate swaps	$—	$853
Cross-currency swaps	40,745	42,325
Interest rate locks	—	3,500
Foreign exchange contracts	90	269
Total	$40,835	$46,947

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships
For the years ended December 31,	2020	2019	2018
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(6)	$58	$(12)
Gain (Loss) on long-term debt	6	(58)	12

AT&T Inc.
Dollars in millions except per share amounts
In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

Cash Flow Hedging Relationships
For the years ended December 31,	2020	2019	2018
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(378)	$(1,066)	$(825)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	3	10	51
Other income (expense) - net reclassified from accumulated OCI into income	(3)	6	39
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(648)	(84)	—
Interest income (expense) reclassified from accumulated OCI into income	(84)	(63)	(58)

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill, long-lived assets and film costs to nonrecurring fair value measurements. The implied fair values of the video and Vrio businesses were estimated using both the discounted cash flow as well as market multiple approaches. The fair values of long-lived assets in the video business were determined using a present value approach of probability-weighted expected cash flows. The fair values of film productions were estimated using a discounted cash flow approach. The inputs to all of these approaches are considered Level 3.

Goodwill amounts related to the Video and Vrio reporting units were fully impaired. At December 31, 2020, nonrecurring fair value measurements in our Video business unit totaled $9,744 and were comprised of $5,873 for orbital slots, $1,613 for customer lists and $2,258 for property, plant and equipment (see Notes 7 and 9). Nonrecurring fair value measurements for film costs within our Warner Bros. business unit totaled $844 (see Note 11). There were no nonrecurring fair value measurements at December 31, 2019.

NOTE 14. INCOME TAXES

Significant components of our deferred tax liabilities (assets) are as follows at December 31:

	2020	2019
Depreciation and amortization	$46,952	$44,896
Licenses and nonamortizable intangibles	13,930	17,355
Employee benefits	(5,279)	(5,143)
Deferred fulfillment costs	2,691	3,050
Net operating loss and other carryforwards	(7,355)	(7,301)
Other – net	4,562	1,536
Subtotal	55,501	54,393
Deferred tax assets valuation allowance	4,773	4,941
Net deferred tax liabilities	$60,274	$59,334

Noncurrent deferred tax liabilities	$60,472	$59,502
Less: Noncurrent deferred tax assets	(198)	(168)
Net deferred tax liabilities	$60,274	$59,334

At December 31, 2020, we had combined net operating and capital loss carryforwards (tax effected) for federal income tax purposes of $585, state of $916 and foreign of $2,763, expiring through 2040. Additionally, we had federal credit carryforwards of $1,080 and state credit carryforwards of $2,011, expiring primarily through 2040.

AT&T Inc.
Dollars in millions except per share amounts
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowances at December 31, 2020 and 2019 related primarily to state and foreign net operating losses and state credit carryforwards.

The Company considers post-1986 unremitted foreign earnings subjected to the one-time transition tax not to be indefinitely reinvested as such earnings can be repatriated without any significant incremental tax costs. The Company considers other types of unremitted foreign earnings to be indefinitely reinvested. U.S. income and foreign withholding taxes have not been recorded on temporary differences related to investments in certain foreign subsidiaries as such differences are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.

We recognize the financial statement effects of a tax return position when it is more likely than not, based on the technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, we apply our judgment, taking into account applicable tax laws, our experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in our financial statements is recorded on our consolidated balance sheets as an unrecognized tax benefit (UTB). We update our UTBs at each financial statement date to reflect the impacts of audit settlements and other resolutions of audit issues, the expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities. A reconciliation of the change in our UTB balance from January 1 to December 31 for 2020 and 2019 is as follows:

Federal, State and Foreign Tax	2020	2019
Balance at beginning of year	$10,979	$10,358
Increases for tax positions related to the current year	1,580	903
Increases for tax positions related to prior years	112	1,106
Decreases for tax positions related to prior years	(994)	(1,283)
Lapse of statute of limitations	(24)	(32)
Settlements	(1,646)	(283)
Current year acquisitions	—	205
Foreign currency effects	(6)	5
Balance at end of year	10,001	10,979
Accrued interest and penalties	2,450	2,708
Gross unrecognized income tax benefits	12,451	13,687
Less: Deferred federal and state income tax benefits	(878)	(886)
Less: Tax attributable to timing items included above	(3,588)	(4,320)
Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$7,985	$8,481

Periodically we make deposits to taxing jurisdictions which reduce our UTB balance but are not included in the reconciliation above. The amount of deposits that reduced our UTB balance was $702 at December 31, 2020 and $2,584 at December 31, 2019.

Accrued interest and penalties included in UTBs were $2,450 as of December 31, 2020, and $2,708 as of December 31, 2019. We record interest and penalties related to federal, state and foreign UTBs in income tax expense. The net interest and penalty expense included in income tax expense was $149 for 2020, $267 for 2019 and $1,290 for 2018.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. As a large taxpayer, our income tax returns are regularly audited by the Internal Revenue Service (IRS) and other taxing authorities.

The IRS has completed field examinations of our tax returns through 2012. All audit periods prior to 2005 are closed for federal examination purposes and we have effectively resolved all outstanding audit issues for years through 2010 with the IRS Appeals Division. Those years will be closed as the final paperwork is processed in the coming months.

AT&T Inc.
Dollars in millions except per share amounts
While we do not expect material changes, we are generally unable to estimate the range of impacts on the balance of the remaining uncertain tax positions or the impact on the effective tax rate from the resolution of these issues until each year is closed; and it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions could increase or decrease within the next 12 months.

The components of income tax (benefit) expense are as follows:

	2020	2019	2018
Federal:
Current	$(687)	$584	$3,258
Deferred	1,039	1,656	277
	352	2,240	3,535
State and local:
Current	(6)	603	513
Deferred	263	144	473
	257	747	986
Foreign:
Current	413	605	539
Deferred	(57)	(99)	(140)
	356	506	399
Total	$965	$3,493	$4,920

“Income Before Income Taxes” in the Consolidated Statements of Income included the following components for the years ended December 31:

	2020	2019	2018
U.S. income (loss) before income taxes	$(452)	$18,301	$25,379
Foreign income (loss) before income taxes	(2,404)	167	(506)
Total	$(2,856)	$18,468	$24,873

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes is as follows:

	2020	2019	2018
Taxes computed at federal statutory rate	$(600)	$3,878	$5,223
Increases (decreases) in income taxes resulting from:
State and local income taxes - net of federal income tax benefit	193	611	738
Enactment date and measurement period adjustments from the Act	—	—	(718)
Tax on foreign investments	(141)	(115)	(466)
Noncontrolling interest	(285)	(230)	(121)
Permanent items and R&D credit	(239)	(285)	(189)
Audit resolutions	(112)	(156)	544
Divestitures	107	—	—
Goodwill impairment[1]	2,120	—	—
Other - net	(78)	(210)	(91)
Total	$965	$3,493	$4,920
Effective Tax Rate	(33.8)%	18.9%	19.8%
[1] Goodwill impairments are not deductible for tax purposes.

AT&T Inc.
Dollars in millions except per share amounts
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

During the fourth quarter of 2020, we committed to, and reflected in our results, plan changes impacting retiree life and death coverage and health and medical subsidy benefits. Changes were also communicated that impact future pension accruals for certain management employees. These plan changes align our benefit plans to, or above market level.

In 2019, for certain management participants in our pension plan who terminated employment before April 1, 2019, we offered the option of more favorable 2018 interest rates and mortality basis for determining lump-sum distributions. We recorded special termination benefits of $81 associated with this offer in “Other income (expense) – net.” We also offered certain terminated vested pension plan participants the opportunity to receive their benefit as a lump sum.

During the fourth quarter of 2019, we committed to plan changes impacting the cost of postretirement health and welfare benefits, which were reflected in our results. Future retirees will not receive health retirement subsidies toward post-Medicare coverage but have access to a new cost-efficient comprehensive plan.

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

For postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, the actuarial present value as of the measurement date of all future benefits attributed under the terms of the postretirement benefit plans to employee service.

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Benefit obligation at beginning of year	$59,873	$55,439	$16,041	$19,378
Service cost - benefits earned during the period	1,029	1,019	53	71
Interest cost on projected benefit obligation	1,687	1,960	416	675
Amendments	(340)	—	(2,655)	(4,590)
Actuarial (gain) loss	5,054	7,734	1,423	2,050
Special termination benefits	—	81	—	—
Benefits paid	(5,124)	(6,356)	(1,370)	(1,543)
Curtailment	(1)	—	—	—
Plan transfers	(20)	(4)	20	—
Benefit obligation at end of year	$62,158	$59,873	$13,928	$16,041

The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$53,530	$51,681	$4,145	$4,277
Actual return on plan assets	6,199	8,207	302	609
Benefits paid [1]	(5,124)	(6,356)	(1,029)	(941)
Contributions	2	2	425	200
Plan transfers	(1)	(4)	—	—
Fair value of plan assets at end of year	54,606	53,530	3,843	4,145
Unfunded status at end of year [2]	$(7,552)	$(6,343)	$(10,085)	$(11,896)
1At our discretion, certain postretirement benefits may be paid from our cash accounts, which does not reduce Voluntary Employee Benefit Association (VEBA) assets. Future benefit payments may be made from VEBA trusts and thus reduce those asset balances.

[2]Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts. Required pension funding is determined in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA) and applicable regulations.

Amounts recognized on our consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Current portion of employee benefit obligation [1]	$—	$—	$(1,213)	$(1,365)
Employee benefit obligation [2]	(7,552)	(6,343)	(8,872)	(10,531)
Net amount recognized	$(7,552)	$(6,343)	$(10,085)	$(11,896)
[1]Included in “Accounts payable and accrued liabilities.”
[2]Included in “Postemployment benefit obligation,” combined with international pension obligations and other postemployment obligations of $553 and $1,299 at December 31, 2020, respectively.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our pension plans was $60,848 at December 31, 2020, and $58,150 at December 31, 2019.

AT&T Inc.
Dollars in millions except per share amounts
Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Periodic Benefit Costs
The service cost component of net periodic pension cost (benefit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.” Our combined net pension and postretirement cost (credit) recognized in our consolidated statements of income was $711, $2,762 and $(4,251) for the years ended December 31, 2020, 2019 and 2018.

The following table presents the components of net periodic benefit cost (credit):

	Pension Benefits [1]			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost – benefits earned during the period	$1,029	$1,019	$1,116	$53	$71	$109
Interest cost on projected benefit obligation	1,687	1,960	2,092	416	675	778
Expected return on assets	(3,557)	(3,561)	(3,190)	(178)	(227)	(304)
Amortization of prior service credit	(113)	(113)	(115)	(2,329)	(1,820)	(1,635)
Actuarial (gain) loss	2,404	3,088	(812)	1,299	1,670	(2,290)
Net pension and postretirement cost (credit)	$1,450	$2,393	$(909)	$(739)	$369	$(3,342)
[1]Net periodic pension cost (credit) excludes immediate cost recognized due to special events: curtailment gain of ($1) in 2020 and special termination benefits of $81 in 2019.

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
The following table presents the after-tax changes in benefit obligations recognized in OCI and the after-tax prior service credits that were amortized from OCI into net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Balance at beginning of year	$361	$447	$571	$8,171	$6,086	$6,456
Prior service (cost) credit	250	—	(37)	2,001	3,457	864
Amortization of prior service credit	(86)	(86)	(87)	(1,756)	(1,372)	(1,234)
Total recognized in other comprehensive (income) loss	164	(86)	(124)	245	2,085	(370)
Balance at end of year	$525	$361	$447	$8,416	$8,171	$6,086

AT&T Inc.
Dollars in millions except per share amounts
Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost, we used the following significant weighted-average assumptions:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average discount rate for determining benefit obligation at December 31	2.70%	3.40%	4.50%	2.40%	3.20%	4.40%
Discount rate in effect for determining service cost[1,2]	3.60%	4.10%	4.20%	3.50%	4.40%	4.30%
Discount rate in effect for determining interest cost[1,2]	2.90%	3.50%	3.80%	2.70%	3.70%	3.60%
Weighted-average interest credit rate for cash balance pension programs[3]	3.10%	3.30%	3.70%	—%	—%	—%
Long-term rate of return on plan assets	7.00%	7.00%	7.00%	4.75%	5.75%	5.75%
Composite rate of compensation increase for determining benefit obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Composite rate of compensation increase for determining net cost (benefit)	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
[1]Weighted-average discount rate for pension benefits in effect from January 1, 2019 through March 31, 2019 was 4.60% for service cost and 4.20% for interest cost, from April 1, 2019 through June 30, 2019 was 4.30% for service cost and 3.70% for interest cost, from July 1, 2019 through September 30, 2019 was 3.90% for service cost and 3.20% for interest cost, and, from October 1, 2019 through December 31, 2019 was 3.50% for service cost and 3.00% for interest cost.

[2]Weighted-average discount rate for postretirement benefits in effect from January 1, 2019 through October 1, 2019 was 4.70% for service cost and 4.00% for interest cost, and, from October 2, 2019 through December 31, 2019 was 3.40% for service cost and 2.70% for interest cost.

[3]Weighted-average interest crediting rates for cash balance pension programs relate only to the cash balance portion of total pension benefits. A 0.50% increase in the weighted-average interest crediting rate would increase the pension benefit obligation by $130.

We recognize gains and losses on pension and postretirement plan assets and obligations immediately in “Other income (expense) – net” in our consolidated statements of income. These gains and losses are generally measured annually as of December 31 and accordingly, will normally be recorded during the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated postretirement benefit obligation and postretirement benefit cost would be affected in future years.

Discount Rate Our assumed weighted-average discount rate for pension and postretirement benefits of 2.70% and 2.40% respectively, at December 31, 2020, reflects the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows. These bonds were all rated at least Aa3 or AA- by one of the nationally recognized statistical rating organizations, denominated in U.S. dollars, and neither callable, convertible nor index linked. For the year ended December 31, 2020, when compared to the year ended December 31, 2019, we decreased our pension discount rate by 0.70%, resulting in an increase in our pension plan benefit obligation of $5,594 and decreased our postretirement discount rate by 0.80%, resulting in an increase in our postretirement benefit obligation of $1,311. For the year ended December 31, 2019, we decreased our pension discount rate by 1.10%, resulting in an increase in our pension plan benefit obligation of $8,018 and decreased our postretirement discount rates by 1.20%, resulting in an increase in our postretirement benefit obligation of $2,399.

AT&T Inc.
Dollars in millions except per share amounts
We utilize a full yield curve approach in the estimation of the service and interest components of net periodic benefit costs for pension and other postretirement benefits. Under this approach, we apply discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. Neither the annual measurement of our total benefit obligations nor annual net benefit cost is affected by the full yield curve approach.

Expected Long-Term Rate of Return In 2021, our expected long-term rate of return is 6.75% on pension plan assets and 4.50% on postretirement plan assets. Our expected long-term rates of return on plan assets were adjusted downward by 0.25% for 2021, with pension reducing from 7.00% to 6.75% and postretirement from 4.75% to 4.50%. This update to our asset return assumptions was due to economic forecasts, a change in the asset mix, and holding more fixed income securities in the pension plan and more cash and short-term securities in our VEBA trusts. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, management considers capital markets’ future expectations, the asset mix of the plans’ investment and average historical asset return. Actual long-term returns can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2021 combined pension and postretirement cost to increase $277. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Composite Rate of Compensation Increase Our expected composite rate of compensation increase cost of 3.00% in 2020 and 2019 reflects the long-term average rate of salary increases.

Healthcare Cost Trend Our healthcare cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Based on our assessment of historical experience, expectations of healthcare industry inflation and recent prescription drug cost experience, our 2021 assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants will remain at 4.00% annual and ultimate rate. For 2020, our assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants was decreased from an annual and ultimate trend rate of 4.50% to an annual and ultimate trend rate of 4.00%. This change in assumption decreased our obligation by $102 at December 31, 2019. In addition to the healthcare cost trend, we assumed an annual 2.50% growth in administrative expenses and an annual 3.00% growth in dental claims.

Plan Assets
Plan assets consist primarily of private and public equity, government and corporate bonds, and real assets (real estate and natural resources). The asset allocations of the pension plans are maintained to meet ERISA requirements. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. We do not have significant ERISA required contributions to our pension plans for 2021.

We maintain VEBA trusts to partially fund postretirement benefits; however, there are no ERISA or regulatory requirements that these postretirement benefit plans be funded annually. We made discretionary contributions of $425 in December 2020 and $200 in December 2019 to our postretirement plan.

AT&T Inc.
Dollars in millions except per share amounts
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

The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31 are as follows:

	Pension Assets					Postretirement (VEBA) Assets
	Target			2020	2019	Target			2020	2019
Equity securities:
Domestic	16%	-	26%	19%	17%	14%	-	24%	19%	20%
International	10%	-	20%	15	12	9%	-	19%	14	12
Fixed income securities	37%	-	47%	35	35	40%	-	50%	45	52
Real assets	8%	-	18%	8	9	—%	-	6%	1	1
Private equity	5%	-	15%	9	8	—%	-	6%	1	2
Preferred interest	6%	-	16%	10	17	—%	-	—%	—	—
Other	—%	-	5%	4	2	15%	-	25%	20	13
Total				100%	100%				100%	100%

The pension trust holds a preferred equity interest valued at $5,771 in AT&T Mobility II LLC (Mobility II), the primary holding company for our wireless business (see Note 17). During 2020, the trust sold a portion of this preferred interest valued at $2,885 to third party investors. The preferred equity interest was valued at $8,806 as of December 31, 2019.

At December 31, 2020, AT&T securities represented 11% of assets held by our pension trust, including the preferred interest in Mobility II, and 1% of assets (primarily common stock) held by our VEBA trusts included in these financial statements.

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

The preferred interest in Mobility II is valued using an income approach by an independent fiduciary.

Purchases and sales of securities are recorded as of the trade date. Realized gains and losses on sales of securities are determined on the basis of average cost. Interest income is recognized on the accrual basis. Dividend income is recognized on the ex-dividend date.

AT&T Inc.
Dollars in millions except per share amounts
Non-interest bearing cash and overdrafts are valued at cost, which approximates fair value.

Fair Value Measurements
See Note 13 for a discussion of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2020:

Pension Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$173	$—	$—	$173
Interest bearing cash	7	—	—	7
Foreign currency contracts	—	3	—	3
Equity securities:
Domestic equities	9,784	—	11	9,795
International equities	4,821	11	12	4,844
Preferred interest	—	—	5,771	5,771
Fixed income securities:
Corporate bonds and other investments	—	11,043	52	11,095
Government and municipal bonds	—	6,039	—	6,039
Mortgage-backed securities	—	442	1	443
Real estate and real assets	—	—	2,544	2,544
Securities lending collateral	621	1,435	—	2,056
Receivable for variation margin	23	—	—	23
Assets at fair value	15,429	18,973	8,391	42,793
Investments sold short and other liabilities at fair value	(450)	(8)	(1)	(459)
Total plan net assets at fair value	$14,979	$18,965	$8,390	$42,334
Assets held at net asset value practical expedient
Private equity funds				5,154
Real estate funds				1,694
Commingled funds				7,706
Total assets held at net asset value practical expedient				14,554
Other assets (liabilities) [1]				(2,282)
Total Plan Net Assets				$54,606
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

AT&T Inc.
Dollars in millions except per share amounts

Postretirement Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$497	$302	$—	$799
Equity securities:
Domestic equities	363	—	—	363
International equities	282	—	—	282
Fixed income securities:
Corporate bonds and other investments	5	307	3	315
Government and municipal bonds	6	132	1	139
Mortgage-backed securities	—	94	—	94
Securities lending collateral	—	28	—	28
Assets at fair value	1,153	863	4	2,020
Securities lending payable and other liabilities	(1)	(29)	—	(30)
Total plan net assets at fair value	$1,152	$834	$4	$1,990
Assets held at net asset value practical expedient
Commingled funds				1,843
Private equity				24
Real estate funds				22
Total assets held at net asset value practical expedient				1,889
Other assets (liabilities)[1]				(36)
Total Plan Net Assets				$3,843
[1]Other assets (liabilities) include amounts receivable and accounts payable.

The tables below set forth a summary of changes in the fair value of the Level 3 pension and postretirement assets for the year ended December 31, 2020:

Pension Assets	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance at beginning of year	$8,816	$6	$2,817	$11,639
Realized gains (losses)	(150)	—	255	105
Unrealized gains (losses)	3	—	(178)	(175)
Transfers in	4	51	36	91
Transfers out	—	(3)	—	(3)
Purchases	9,114	1	223	9,338
Sales	(11,994)	(2)	(609)	(12,605)
Balance at end of year	$5,793	$53	$2,544	$8,390

Postretirement Assets	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance at beginning of year	$—	$32	$—	$32
Transfers in	—	3	—	3
Transfers out	—	(11)	—	(11)
Sales	—	(20)	—	(20)
Balance at end of year	$—	$4	$—	$4

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2019:

Pension Assets and Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$85	$—	$—	$85
Interest bearing cash	529	—	—	529
Foreign currency contracts	—	5	—	5
Equity securities:
Domestic equities	8,068	—	4	8,072
International equities	3,929	11	6	3,946
Preferred interest	—	—	8,806	8,806
Fixed income securities:
Corporate bonds and other investments	—	10,469	4	10,473
Government and municipal bonds	49	6,123	—	6,172
Mortgage-backed securities	—	522	2	524
Real estate and real assets	—	—	2,817	2,817
Securities lending collateral	103	1,658	—	1,761
Receivable for variation margin	5	—	—	5
Assets at fair value	12,768	18,788	11,639	43,195
Investments sold short and other liabilities at fair value	(513)	(2)	—	(515)
Total plan net assets at fair value	$12,255	$18,786	$11,639	$42,680
Assets held at net asset value practical expedient
Private equity funds				4,544
Real estate funds				2,062
Commingled funds				5,710
Total assets held at net asset value practical expedient				12,316
Other assets (liabilities) [1]				(1,466)
Total Plan Net Assets				$53,530
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

AT&T Inc.
Dollars in millions except per share amounts

Postretirement Assets and Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$248	$301	$—	$549
Equity securities:
Domestic equities	438	—	—	438
International equities	265	—	—	265
Fixed income securities:
Corporate bonds and other investments	7	492	31	530
Government and municipal bonds	6	182	1	189
Mortgage-backed securities	—	294	—	294
Securities lending collateral	—	36	—	36
Assets at fair value	964	1,305	32	2,301
Securities lending payable and other liabilities	—	(36)	—	(36)
Total plan net assets at fair value	$964	$1,269	$32	$2,265
Assets held at net asset value practical expedient
Private equity funds				66
Real estate funds				27
Commingled funds				1,797
Total assets held at net asset value practical expedient				1,890
Other assets (liabilities) [1]				(10)
Total Plan Net Assets				$4,145
[1]Other assets (liabilities) include amounts receivable and accounts payable.

The tables below set forth a summary of changes in the fair value of the Level 3 pension and postretirement assets for the year ended December 31, 2019:

Pension Assets	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance at beginning of year	$8,750	$4	$2,579	$11,333
Realized gains (losses)	—	—	64	64
Unrealized gains (losses)	58	—	45	103
Transfers in	8	5	134	147
Transfers out	—	(6)	—	(6)
Purchases	—	7	228	235
Sales	—	(4)	(233)	(237)
Balance at end of year	$8,816	$6	$2,817	$11,639

Postretirement Assets	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance at beginning of year	$1	$12	$—	$13
Transfers in	—	28	—	28
Transfers out	—	(1)	—	(1)
Sales	(1)	(7)	—	(8)
Balance at end of year	$—	$32	$—	$32

AT&T Inc.
Dollars in millions except per share amounts
Estimated Future Benefit Payments
Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2020. Because benefit payments will depend on future employment and compensation levels; average years employed; average life spans; and payment elections, among other factors, changes in any of these assumptions could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

	Pension Benefits	Postretirement Benefits
2021	$5,391	$1,392
2022	4,597	1,231
2023	4,428	1,159
2024	4,323	879
2025	4,234	832
Years 2026 - 2030	19,646	3,651

Supplemental Retirement Plans
We also provide certain senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. While these plans are unfunded, we have assets in a designated non-bankruptcy remote trust that are independently managed and used to provide for certain of these benefits. These plans include supplemental pension benefits as well as compensation-deferral plans, some of which include a corresponding match by us based on a percentage of the compensation deferral. For our supplemental retirement plans, the projected benefit obligation was $2,687 and the net supplemental retirement pension cost was $330 at and for the year ended December 31, 2020. The projected benefit obligation was $2,605 and the net supplemental retirement pension credit was $438 at and for the year ended December 31, 2019.

We use the same significant assumptions for the composite rate of compensation increase in determining our projected benefit obligation and the net pension and postemployment benefit cost. Our discount rates of 2.30% at December 31, 2020 and 3.20% at December 31, 2019 were calculated using the same methodologies used in calculating the discount rate for our qualified pension and postretirement benefit plans.

Deferred compensation expense was $183 in 2020, $199 in 2019 and $128 in 2018.

Contributory Savings Plans
We maintain contributory savings plans that cover substantially all employees. Under the savings plans, we match in cash or company stock a stated percentage of eligible employee contributions, subject to a specified ceiling. There are no debt-financed shares held by the Employee Stock Ownership Plans, allocated or unallocated.

Our match of employee contributions to the savings plans is fulfilled with purchases of our stock on the open market or company cash. Benefit cost, which is based on the cost of shares or units allocated to participating employees’ accounts or the cash contributed to participant accounts, was $814, $793 and $724 for the years ended December 31, 2020, 2019 and 2018.

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

AT&T Inc.
Dollars in millions except per share amounts
We grant performance stock units, which are nonvested stock units, based upon our stock price at the date of grant and award them in the form of AT&T common stock and cash at the end of a three-year period, subject to the achievement of certain performance goals. We treat the cash settled portion of these awards as a liability. We grant forfeitable restricted stock and stock units, which are valued at the market price of our common stock at the date of grant and predominantly vest over a four- or five-year period. We also grant other nonvested stock units and award them in cash at the end of a three-year period, subject to the achievement of certain market based conditions. As of December 31, 2020, we were authorized to issue up to approximately 183 million shares of common stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

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

Our consolidated statements of income include the compensation cost recognized for those plans as operating expenses, as well as the associated tax benefits, which are reflected in the table below:

	2020	2019	2018
Performance stock units	$348	$544	$301
Restricted stock and stock units	290	273	153
Other nonvested stock units	—	7	4
Stock options	—	(5)	5
Total	$638	$819	$463
Income tax benefit	$157	$202	$114

A summary of the status of our nonvested stock units as of December 31, 2020, and changes during the year then ended is presented as follows (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at January 1, 2020	42	$33.80
Granted	23	36.90
Vested	(18)	35.87
Forfeited	(4)	34.48
Nonvested at December 31, 2020	43	$34.50

As of December 31, 2020, there was $709 of total unrecognized compensation cost related to nonvested share-based payment arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.09 years. The total fair value of shares vested during the year was $647 for 2020, compared to $798 for 2019 and $766 for 2018.

It is our intent to satisfy share option exercises using our treasury stock. Cash received from stock option exercises was $65 for 2020, $446 for 2019 and $361 for 2018.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 17. STOCKHOLDERS’ EQUITY

Authorized Shares We have authorized 14 billion common shares of AT&T stock and 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at December 31, 2020 and December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 5.000%.
•Series B: 20 thousand shares outstanding at December 31, 2020 and zero outstanding at December 31, 2019, with a €100,000 per share liquidation preference, and an initial rate of 2.875%, subject to reset after May 1, 2025.
•Series C: 70 thousand shares outstanding at December 31, 2020 and zero outstanding at December 31, 2019, with a $25,000 per share liquidation preference, and a dividend rate of 4.75%.

So long as the quarterly preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price on or after five years from the issuance date, or upon certain other contingent events.

Stock Repurchase Program From time to time, we repurchase shares of common stock for distribution through our employee benefit plans or in connection with certain acquisitions. Our Board of Directors has approved the following authorizations to repurchase common stock: (1) March 2013 authorization program of 300 million shares, which was completed in 2020 and (2) March 2014 authorization program for an additional 300 million shares, with approximately 178 million outstanding at December 31, 2020.

To implement these authorizations, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. During 2020, we repurchased approximately 142 million shares totaling $5,278 under the March 2013 and March 2014 authorizations.

Dividend Declarations In December 2020, AT&T declared a quarterly preferred dividend of $36 and a quarterly common dividend of $0.52 per share of common stock. In December 2019, AT&T declared a quarterly preferred dividend of $8 and an increase in its quarterly common dividend to $0.52 per share of common stock.

Preferred Interests Issued by Subsidiaries We have issued cumulative perpetual preferred membership interests in certain subsidiaries. The preferred interests are entitled to cash distributions, subject to declaration. The preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

Mobility II
We previously issued 320 million Series A Cumulative Perpetual Preferred Membership Interests in Mobility II (Mobility preferred interests), representing all currently outstanding Mobility preferred equity interests, which pay cash distributions of $560 per annum, subject to declaration. So long as the distributions are declared and paid, the terms of the Mobility preferred equity interests will not impose any limitations on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares.

A holder of the Mobility preferred interests may put the interests to Mobility II. Mobility II may redeem the interests upon a change in control of Mobility II or on or after September 9, 2022. When either options arise due to a passage of time, that option may be exercised only during certain periods.

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

AT&T Inc.
Dollars in millions except per share amounts
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

The holders of the Telco preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of members equity are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes.

PR Holdings
In 2019, we issued $1,950 nonconvertible cumulative preferred interests in a subsidiary (PR Holdings) that held notes secured by the proceeds from our agreement to sell wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands. These preferred interests were redeemed on November 6, 2020. (See Note 6)

The membership interests in PR Holdings consisted of (1) common interests, which were held by consolidated subsidiaries of AT&T, and (2) preferred interests (PR preferred interests). The PR preferred interests paid an initial preferred distribution at an annual rate of 4.75%. Distributions were paid quarterly, subject to declaration.

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

AT&T Inc.
Dollars in millions except per share amounts
The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities.

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced at December 31:

	2020		2019
	Equipment Installment	Revolving	Equipment Installment	Revolving
Gross receivables:	$5,565	$3,909	$4,576	$3,324
Balance sheet classification
Accounts receivable
Notes receivable	2,716	—	2,467	—
Trade receivables	554	3,715	477	2,809
Other Assets
Noncurrent notes and trade receivables	2,295	194	1,632	515

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	7,827	5,300	9,713	4,300
Cash proceeds received, net of remittances[1]	5,646	5,300	7,211	4,300
1Represents amounts to which financial institutions remain entitled, excluding the deferred purchase price.

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

The following table sets forth a summary of equipment installment receivables sold under this program:

	2020	2019	2018
Gross receivables sold	$7,270	$9,921	$9,391
Net receivables sold[1]	7,026	9,483	8,871
Cash proceeds received	6,089	8,189	7,488
Deferred purchase price recorded	1,021	1,451	1,578
Guarantee obligation recorded	157	341	361
1Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

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

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price:

	2020	2019	2018
Fair value of repurchased receivables	$1,271	$1,418	$1,480
Carrying value of deferred purchase price	1,235	1,350	1,393
Gain on repurchases[1]	$36	$68	$87
1These gains are included in “Selling, general and administrative” in the consolidated statements of income.

At December 31, 2020 and December 31, 2019, our deferred purchase price receivable was $1,991 and $2,336, respectively, of which $1,476 and $1,569 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at December 31, 2020 and December 31, 2019 was $228 and $384, respectively, of which $161 and $148 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program

In 2019, we entered into a one-year revolving agreement to transfer up to $4,300 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. In 2020, we expanded the program limit to $5,300 and we extended the agreement by one year. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,909 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 13).

The following table sets forth a summary of receivables sold:

	2020	2019	2018
Gross receivables sold/cash proceeds received[1]	$15,888	$11,989	$—
Collections reinvested under revolving agreement	14,888	7,689	—
Net cash proceeds received (remitted)	$1,000	$4,300	$—

Net receivables sold[2]	$15,760	$11,604	$—
Obligations recorded (reversed)	271	530	—
1Includes initial sale of receivables of $1,000 and $4,300 for 2020 and 2019, respectively.
2Receivables net of allowance, return and incentive reserves and imputed interest.

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

We determined that we did not transfer control of the tower assets, which prevented us from achieving sale-leaseback accounting for the transaction, and we accounted for the cash proceeds from Crown Castle as a financing obligation on our consolidated balance sheets. We record interest on the financing obligation using the effective interest method at a rate of approximately 3.9%. The financing obligation is increased by interest expense and estimated future net cash flows generated

AT&T Inc.
Dollars in millions except per share amounts
and retained by Crown Castle from operation of the tower sites, and reduced by our contractual payments. We continue to include the tower assets in “Property, Plant and Equipment - Net” on our consolidated balance sheets and depreciate them accordingly. At December 31, 2020 and 2019, the tower assets had a balance of $764 and $804, respectively. Our depreciation expense for these assets was $39 for each of 2020, 2019 and 2018.

Payments made to Crown Castle under this arrangement were $248 for 2020. At December 31, 2020, the future minimum payments under the sublease arrangement are $253 for 2021, $258 for 2022, $264 for 2023, $269 for 2024, $274 for 2025 and $856 thereafter.

NOTE 20. FIRSTNET

In 2017, the First Responder Network Authority (FirstNet) selected AT&T to build and manage the first nationwide broadband network dedicated to America’s first responders. Under the 25-year agreement, FirstNet provides 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 over the first five years to support network buildout. We are required to construct a network that achieves coverage and nationwide interoperability requirements and have a contractual commitment to make sustainability payments of $18,000 over the 25-year contract. These sustainability payments represent our commitment to fund FirstNet’s operating expenses and future reinvestments in the network which we own and operate, which we estimate in the $3,000 or less range over the life of the 25-year contract. After FirstNet’s operating expenses are paid, we anticipate the remaining amount, expected to be in the $15,000 range, will be reinvested into the network.

During 2020, we submitted $120 in sustainability payments, with future payments under the agreement of $120 for 2021; $195 for 2022, 2023, 2024 and 2025; and $16,620 thereafter. Amounts paid to FirstNet, which are not expected to be returned to AT&T to be reinvested into our network, will be expensed in the period paid. In the event FirstNet does not reinvest any funds to construct, operate, improve and maintain this network, our maximum exposure to loss is the total amount of the sustainability payments, which would be reflected in higher expense.

The $6,500 of initial funding from FirstNet is contingent on the achievement of six operating capability milestones and certain first responder subscriber adoption targets. These milestones are based on coverage objectives of the first responder network during the construction period, which is expected to be over five years, and subscriber adoption targets. Funding payments to be received from FirstNet are reflected as a reduction from the costs capitalized in the construction of the network and, as appropriate, a reduction of associated operating expenses. As of December 31, 2020, we have collected approximately $5,000 for the completion of certain tasks and anticipate collecting the remainder of the $6,500 as we achieve milestones set out by FirstNet over the next two years. We also expect to receive approximately $200 over the next few years from FirstNet for reinvestment above the original success-based payments.

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

We have contractual obligations to purchase certain goods or services from various other parties. Our purchase obligations are expected to be approximately $20,274 in 2021, $21,275 in total for 2022 and 2023, $11,142 in total for 2024 and 2025 and $17,919 in total for years thereafter.

See Note 13 for a discussion of collateral and credit-risk contingencies.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 22. ADDITIONAL FINANCIAL INFORMATION

	December 31,
Consolidated Balance Sheets	2020	2019
Accounts payable and accrued liabilities:
Accounts payable	$31,836	$29,640
Accrued payroll and commissions	2,988	3,126
Current portion of employee benefit obligation	1,415	1,528
Accrued participations and residuals	2,708	2,852
Accrued interest	2,454	2,498
Other	7,631	6,312
Total accounts payable and accrued liabilities	$49,032	$45,956

Consolidated Statements of Income	2020	2019	2018
Advertising expense	$5,253	$6,121	$5,100
Interest expense incurred	$8,048	$8,622	$8,450
Capitalized interest	(123)	(200)	(493)
Total interest expense	$7,925	$8,422	$7,957

Cash and Cash Flows We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	December 31,
Cash and Cash Equivalents and Restricted Cash	2020	2019	2018	2017
Cash and cash equivalents	$9,740	$12,130	$5,204	$50,498
Restricted cash in Other current assets	9	69	61	6
Restricted cash in Other Assets	121	96	135	428
Cash and cash equivalents and restricted cash	$9,870	$12,295	$5,400	$50,932

The following table summarizes cash paid during the periods for interest and income taxes:

Consolidated Statements of Cash Flows	2020	2019	2018
Cash paid (received) during the year for:
Interest	$8,237	$8,693	$8,818
Income taxes, net of refunds	993	1,421	(354)
Spectrum acquisitions	1,613	1,576	521

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. We recorded $4,664 of vendor financing commitments related to capital investments in 2020, $2,632 in 2019 and $2,162 in 2018.

AT&T Inc.
Dollars in millions except per share amounts
Labor Contracts As of January 31, 2021, we employed approximately 230,000 persons. Approximately 37% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. There are no significant contracts expiring in 2021. A contract covering approximately 14,000 Mobility employees in 36 states and the District of Columbia that was set to expire in February 2021 was extended until February 2022. A contract covering approximately 10,000 Mobility employees in nine Southeast states that was set to expire in February 2022 was extended until February 2023.

NOTE 23. SUBSEQUENT EVENTS (UNAUDITED)

Video Business On February 25, 2021, we signed an agreement to form a new company named DIRECTV (New DTV) with TPG Capital, which will be jointly governed by a board with representation from both AT&T and TPG. Under the agreement, we will contribute our Video business unit to New DTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units. We expect to receive $7,600 in cash from New DTV at closing. TPG will contribute approximately $1,800 in cash to New DTV for $1,800 of senior preferred units and a 30% economic interest in common units. The remaining $5,800 will be funded by debt taken on by New DTV. As part of this transaction, we agreed to pay net losses under the NFL SUNDAY TICKET contract up to a cap of $2,500 over the remaining period of the contract.

The transaction is expected to close in the second half of 2021, pending customary closing conditions. The total of $7,600 of proceeds from the transaction are expected to reduce our total and net debt positions.

In the first quarter of 2021, we expect to apply held-for-sale accounting treatment to the assets and liabilities of the U.S. video business, and accordingly will include the assets in “Other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheet at March 31, 2021. The carrying amounts at December 31, 2020 of these assets and liabilities were approximately $16,150 and $4,900, respectively.

Spectrum Auction On February 24, 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We must provide to the FCC an initial down payment of $4,681 on March 10, 2021, of which $550 was paid as an upfront payment prior to the start of the auction, and to pay a remaining $18,725 on or before March 24, 2021. We estimate that AT&T will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum and $2,112 upon clearing of Phase II spectrum. Additionally, we will be responsible for a portion of compensable relocation costs over the next several years as the spectrum is being cleared. Satellite operators have provided the FCC with relocation cost estimates totaling $3,400. AT&T intends to fund the purchase price using a combination of cash and short-term investments, funds from operations and either short-term or long-term debt, depending upon market conditions.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2020.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, most of our corporate employees are working remotely. We continue to monitor and assess the impact of the COVID-19 situation on our internal control over financial reporting to address any potential impact on its design and operating effectiveness.

Internal Control Over Financial Reporting

a.Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

b.Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2020 but was not reported.

AT&T Inc.
Dollars in millions except per share amounts
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.” Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s 2021 definitive proxy statement (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Delinquent Section 16(a) Reports.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Di Piazza, Jr., Luczo and McCallister, and Ms. Taylor. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2020, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	62,588,998(1)	$29.14	163,041,595 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	62,588,998 (3)	$29.14	163,041,595 (2)

(1)Includes the issuance of stock in connection with the following stockholder approved plans: (a) 673,612 stock options under the Stock Purchase and Deferral Plan (SPDP), (b) 507,631 phantom stock units under the Stock Savings Plan (SSP), 13,777,944 phantom stock units under the SPDP, 1,670,691 restricted stock units under the 2011 Incentive Plan, 1,559,312 restricted stock units under the 2016 Incentive Plan and 2,467,052 restricted stock units under the 2018 Incentive Plan, (c) 0 target number of stock-settled performance shares under the 2011 Incentive Plan, 20,370,670 target number of stock-settled performance shares under the 2016 Incentive Plan, and 18,470,269 target number of stock-settled performance shares under the 2018 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.
The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents). Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 3,091,816 phantom stock units (computed on a first-in-first-out basis) that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan.
(2)Includes 31,596,279 shares that may be issued under the SPDP, 128,769,042 shares that may be issued under the 2018 Incentive Plan, and up to 2,676,274 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.
(3)Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2020, there were 5,398,646 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $18.16. Also, does not include 1,437,871 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with an estimated 111,160 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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
(a)Documents filed as a part of the report:
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

Exhibit Number
3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013)
3-b	Bylaws (Exhibit 3.1 to Form 8-K filed on June 26, 2020)
3-c	Certificate of Designations with respect to Series A Preferred Stock (Exhibit 3.1 to Form 8-K filed on December 12, 2019)
3-d	Certificate of Designations with respect to Series B Preferred Stock (Exhibit 3.1 to Form 8-K filed on February 18, 2020)
3-e	Certificate of Designations with respect to Series C Preferred Stock (Exhibit 3.2 to Form 8-K filed on February 18, 2020)
4-a	No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for the period ending December 31, 2011)

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
Deposit Agreement, dated February 18, 2020, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Form 8-K filed February 18, 2020)

4-i	Description of AT&T’s Securities Registered Under Section 12 of the Exchange Act
10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)*
10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)*
	10-b(i)	Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)*
	10-b(ii)	Resolution Regarding John Stephens (Exhibit 10-c to Form 10-Q for the period ending September 30, 2017)*
10-c	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)*
10-d	Short Term Incentive Plan (Exhibit 10.1 to Form 8-K filed on February 2, 2018)*
10-e	Supplemental Life Insurance Plan (Exhibit 10.1 to Form 8-K filed on June 26, 2020)*
10-f	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)*
10-g	2005 Supplemental Employee Retirement Plan (Exhibit 10-g to Form 10-K for the period ending December 31, 2019)*
10-h	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)*
10-i	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)*
10-j	Stock Purchase and Deferral Plan effective January 1, 2020 (Exhibit 10-j(i) to Form 10-K for the period ending December 31, 2019)*
10-k	Cash Deferral Plan effective January 1, 2020 (Exhibit 10-k(i) to Form 10-K for the period ending December 31, 2019)*
10-l
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)*

10-m	Officer Disability Plan (Exhibit 10-i to Form 10-Q for the period ending June 30, 2009)*
10-n	AT&T Inc. Health Plan (Exhibit 10.3 to Form 10-Q for the period ending September 30, 2020)*
10-o	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)*
10-p	AT&T Inc. Equity Retention and Hedging Policy (Exhibit 10.2 to Form 8-K filed on December 16, 2011)
10-q	Administrative Plan (Exhibit 10-q to Form 10-K for the period ending December 31, 2019*
10-r	AT&T Inc. Non-Employee Director Stock and Deferral Plan (Exhibit 10-r to Form 10-K for the period ending December 31, 2018)*
10-s	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)*
10-t	AT&T Inc. Board of Directors Communications Concession Program (Exhibit 10-aa to Form 10-K for the period ending December 31, 2012)

AT&T Inc.
Dollars in millions except per share amounts

10-u
Form of Indemnity Agreement, effective July 1, 1986, between Southwestern Bell Corporation (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for the period ending December 31, 2011)*

10-v	AT&T Executive Physical Program (Exhibit 10-ff to Form 10-K for the period ending December 31, 2016)*
10-w	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)*
10-x	Agreement between Jason Kilar and WarnerMedia LLC (Exhibit 10.2 to Form 10-Q for the period ending June 30, 2020)*
10-y
$7,500,000,000 Amended and Restated Credit Agreement, dated as of November 17, 2020, among AT&T Inc., certain lenders named therein and Citibank, N.A., as agent. (Exhibit 10.1 to Form 8-K filed on November 18, 2020)

10-z
$7,500,000,000 Five Year Credit Agreement, dated as of December 11, 2018, among AT&T Inc., certain lenders named therein and Citibank, N.A., as agent (Exhibit 10.2 to Form 8-K filed on December 13, 2018)

10-aa
Amendment No. 1 to the $7,500,000,000 Five Year Credit Agreement, dated December 11, 2018, among AT&T, certain lenders named therein and Citibank, N.A., as agent. (Exhibit 10.2 to Form 8-K filed on November 18, 2020)

10-bb	Amended and Restated Contribution Agreement (Exhibit 10-ee to Form 10-K for the period ending December 31, 2018)
10-cc	Fifth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10-1 to Form 10-Q for the period ending September 30, 2020)
10-dd	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10-gg to Form 10-K for the period ending December 31, 2018)
10-ee	Second Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10-hh to Form 10-K for the period ending December 31, 2018)
10-ff
Amended and Restated Registration Rights Agreement by and among AT&T Inc. and The SBC Master Pension Trust and Brock Fiduciary Services LLC (Exhibit 10-ii to Form 10-K for the period ending December 31, 2018)

10-gg
First Amendment to Amended and Restated Registration Rights Agreement by and among AT&T Inc. and The SBC Master Pension Trust and Brock Fiduciary Services LLC (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2020)

10-hh	Second Amended and Restated Limited Liability Company Agreement of NCWPCS MPL Holdings, LLC (Exhibit 10.1 to Form 8-K filed on December 12, 2019)
10-ii	AT&T Inc. Change in Control Severance Plan (Exhibit 10.1 to Form 8-K filed on June 30, 2014)*
10-jj	Agreement of Contribution and Subscription, dated February 25, 2021 (Exhibit 10.1 to Form 8-K filed on February 25, 2021)
21	Subsidiaries of AT&T Inc.
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
99	Supplemental Interim Financial Information
101	The consolidated financial statements from the Company’s Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

AT&T Inc.
Dollars in millions except per share amounts
We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

ITEM 16. FORM 10-K SUMMARY

None.

AT&T Inc.
Dollars in millions except per share amounts
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Loss

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (c)	Deductions (d)	Balance at End of Period (e)
Year 2020	$1,235	1,972	405	—	2,023	$1,589
Year 2019	$907	2,575	—	—	2,247	$1,235
Year 2018	$663	1,791	—	179	1,726	$907

(a)Includes amounts previously written off which were credited directly to this account when recovered.
Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.
Includes the impact to operating expenses, for the year ended December 31, 2020, after adoption of ASC 326.
(b)Opening adjustments upon adoption of ASC 326, with modified retrospective application, as of January 1, 2020 (see Note 1).
(c)Acquisition of Time Warner in 2018.
(d)Amounts written off as uncollectible, or related to divested entities.
(e)Includes balances applicable to trade receivables, loans, contract assets and other assets subject to credit loss measurement (see Note 1).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Deferred Tax Assets

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquisitions (b)	Deductions (c)	Balance at End of Period

Year 2020	$4,941	(168)	—	—	—	$4,773
Year 2019	$4,588	(18)	371	—	—	$4,941
Year 2018	$4,640	(210)	(53)	211	—	$4,588
(a)Includes current year reclassifications from other balance sheet accounts.
(b)Acquisition of Time Warner in 2018.
(c)Reductions to valuation allowances related to deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2021.
AT&T INC.

/s/ John J. Stephens
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
John T. Stankey*
Chief Executive Officer
and President

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens
John J. Stephens, as attorney-in-fact
and on his own behalf as Principal
Financial Officer and Principal
Accounting Officer

February 25, 2021

Directors:
John T. Stankey*	Stephen J. Luczo*
Samuel A. Di Piazza, Jr.*	Michael B. McCallister*
Richard W. Fisher*	Beth E. Mooney*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	Cynthia B. Taylor*
William E. Kennard*	Geoffrey Y. Yang*
Debra L. Lee*
* by power of attorney