Form 10-Q
period 2021-03-31
AT&T INC.
filed 2021-05-06
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
Yes ☐ No ☒

At April 30, 2021, there were 7,140 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2021	2020
Operating Revenues
Service	$38,504	$38,883
Equipment	5,435	3,896
Total operating revenues	43,939	42,779

Operating Expenses
Cost of revenues
Equipment	5,556	4,092
Broadcast, programming and operations	7,538	6,754
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	7,993	8,342
Selling, general and administrative	9,382	8,760
Asset impairments and abandonments	—	123
Depreciation and amortization	5,809	7,222
Total operating expenses	36,278	35,293
Operating Income	7,661	7,486
Other Income (Expense)
Interest expense	(1,870)	(2,018)
Equity in net income (loss) of affiliates	52	(6)
Other income (expense) — net	4,221	803
Total other income (expense)	2,403	(1,221)
Income Before Income Taxes	10,064	6,265
Income tax expense	2,122	1,302
Net Income	7,942	4,963
Less: Net Income Attributable to Noncontrolling Interest	(392)	(353)
Net Income Attributable to AT&T	$7,550	$4,610
Less: Preferred Stock Dividends	(50)	(32)
Net Income Attributable to Common Stock	$7,500	$4,578
Basic Earnings Per Share Attributable to Common Stock	$1.04	$0.63
Diluted Earnings Per Share Attributable to Common Stock	$1.04	$0.63
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,161	7,187
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,188	7,214
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2021	2020
Net income	$7,942	$4,963
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(4) and $(51) attributable to noncontrolling interest), net of taxes of $(37) and $(62)	(109)	(1,854)
Securities:
Net unrealized gains (losses), net of taxes of $(18) and $22	(55)	66
Reclassification adjustment included in net income, net of taxes of $(1) and $0	(2)	—
Derivative instruments:
Net unrealized gains (losses), net of taxes of $136 and $(971)	511	(3,657)
Reclassification adjustment included in net income, net of taxes of $6 and $0	24	—
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(165) and $(151)	(504)	(461)
Other comprehensive income (loss)	(135)	(5,906)
Total comprehensive income (loss)	7,807	(943)
Less: Total comprehensive income attributable to noncontrolling interest	(388)	(302)
Total Comprehensive Income (Loss) Attributable to AT&T	$7,419	$(1,245)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$11,342	$9,740
Accounts receivable – net of related allowances for credit loss of $954 and $1,221	16,971	20,215
Inventories	3,347	3,695
Prepaid and other current assets	31,094	18,358
Total current assets	62,754	52,008
Noncurrent Inventories and Theatrical Film and Television Production Costs	15,626	14,752
Property, plant and equipment	322,534	327,751
Less: accumulated depreciation and amortization	(197,927)	(200,436)
Property, Plant and Equipment – Net	124,607	127,315
Goodwill	135,168	135,259
Licenses – Net	87,947	93,840
Trademarks and Trade Names – Net	23,043	23,297
Distribution Networks – Net	13,334	13,793
Other Intangible Assets – Net	13,384	15,386
Investments in and Advances to Equity Affiliates	1,805	1,780
Operating Lease Right-Of-Use Assets	24,415	24,714
Deposits on Wireless Licenses	23,406	—
Other Assets	21,496	23,617
Total Assets	$546,985	$525,761
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$19,505	$3,470
Accounts payable and accrued liabilities	48,245	50,051
Advanced billings and customer deposits	5,029	6,176
Dividends payable	3,829	3,741
Total current liabilities	76,608	63,438
Long-Term Debt	160,694	153,775
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	61,886	60,472
Postemployment benefit obligation	14,723	18,276
Operating lease liabilities	21,766	22,202
Other noncurrent liabilities	28,229	28,358
Total deferred credits and other noncurrent liabilities	126,604	129,308
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized):
Series A (48,000 issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Series B (20,000 issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Series C (70,000 issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2021 and December 31, 2020: issued 7,620,748,598 at March 31, 2021 and December 31, 2020)	7,621	7,621
Additional paid-in capital	129,856	130,175
Retained earnings	41,154	37,457
Treasury stock (480,892,174 at March 31, 2021 and 494,826,583 at December 31, 2020, at cost)	(17,342)	(17,910)
Accumulated other comprehensive income	4,199	4,330
Noncontrolling interest	17,591	17,567
Total stockholders’ equity	183,079	179,240
Total Liabilities and Stockholders’ Equity	$546,985	$525,761
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2021	2020
Operating Activities
Net income	$7,942	$4,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,809	7,222
Amortization of film and television costs	2,886	2,269
Undistributed earnings from investments in equity affiliates	(47)	39
Provision for uncollectible accounts	321	780
Deferred income tax expense	1,848	259
Net (gain) loss on investments, net of impairments	(119)	(646)
Pension and postretirement benefit expense (credit)	(974)	(748)
Actuarial (gain) loss on pension and postretirement benefits	(2,844)	—
Asset impairments and abandonments	—	123
Changes in operating assets and liabilities:
Receivables	751	1,695
Other current assets, inventories and theatrical film and television production costs	(3,518)	(3,267)
Accounts payable and other accrued liabilities	(3,060)	(3,884)
Equipment installment receivables and related sales	1,190	535
Deferred customer contract acquisition and fulfillment costs	244	105
Postretirement claims and contributions	(343)	(111)
Other - net	(159)	(468)
Total adjustments	1,985	3,903
Net Cash Provided by Operating Activities	9,927	8,866
Investing Activities
Capital expenditures, including $(61) and $(28) of interest during construction	(4,033)	(4,966)
Acquisitions, net of cash acquired	(22,884)	(100)
Dispositions	51	118
(Purchases), sales and settlements of securities and investments, net	(4)	(6)
Advances to and investments in equity affiliates, net	18	(68)
Net Cash Used in Investing Activities	(26,852)	(5,022)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	687	1,742
Issuance of other short-term borrowings	15,485	1,390
Issuance of long-term debt	9,097	4,357
Repayment of long-term debt	(902)	(4,422)
Payment of vendor financing	(1,690)	(791)
Issuance of preferred stock	—	3,869
Purchase of treasury stock	(176)	(5,463)
Issuance of treasury stock	63	58
Dividends paid	(3,741)	(3,737)
Other - net	(340)	(3,102)
Net Cash Provided by (Used in) Financing Activities	18,483	(6,099)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,558	(2,255)
Cash and cash equivalents and restricted cash beginning of year	9,870	12,295
Cash and Cash Equivalents and Restricted Cash End of Period	$11,428	$10,040
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2021		March 31, 2020
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—
Issuance of stock	—	—	—	—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—
Issuance of stock	—	—	—	—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—
Issuance of stock	—	—	—	—
Balance at end of period	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621
Issuance of stock	—	—	—	—
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$130,175		$126,279
Repurchase and acquisition of common stock		—		67
Issuance of preferred stock		—		3,869
Issuance of treasury stock		(70)		(47)
Share-based payments		(249)		(202)
Balance at end of period		$129,856		$129,966
Retained Earnings
Balance at beginning of period		$37,457		$57,936
Cumulative effect of accounting change and other adjustments		—		(293)
Adjusted beginning balance		37,457		57,643
Net income attributable to AT&T		7,550		4,610
Preferred stock dividends		(117)		(32)
Common stock dividends ($0.52 and $0.52 per share)		(3,736)		(3,687)
Balance at end of period		$41,154		$58,534
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2021		March 31, 2020
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(495)	$(17,910)	(366)	$(13,085)
Repurchase and acquisition of common stock	(6)	(176)	(148)	(5,547)
Reissuance of treasury stock	20	744	18	675
Balance at end of period	(481)	$(17,342)	(496)	$(17,957)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$4,330		$5,470
Other comprehensive income attributable to AT&T		(131)		(5,855)
Balance at end of period		$4,199		$(385)
Noncontrolling Interest
Balance at beginning of period		$17,567		$17,713
Cumulative effect of accounting change and other adjustments		—		(7)
Adjusted beginning balance		17,567		17,706
Net income attributable to noncontrolling interest		392		353
Issuance and acquisition by noncontrolling owners		—		1
Distributions		(364)		(339)
Translation adjustments attributable to noncontrolling interest, net of taxes		(4)		(51)
Balance at end of period		$17,591		$17,670
Total Stockholders' Equity at beginning of period		$179,240		$201,934
Total Stockholders' Equity at end of period		$183,079		$195,449
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation (see Note 4 and Note 5).

In the tables throughout this document, percentage increases and decreases that are not considered meaningful are denoted with a dash.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020, is shown in the table below:

	Three months ended
	March 31,
	2021	2020
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$7,500	$4,578
Dilutive potential common shares:
Share-based payment	6	6
Numerator for diluted earnings per share	$7,506	$4,584
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,161	7,187
Dilutive potential common shares:
Share-based payment (in shares)	27	27
Denominator for diluted earnings per share	7,188	7,214

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	(105)		(55)		511		—		351
Amounts reclassified from accumulated OCI	—	1	(2)	1	24	2	(504)	3	(482)
Net other comprehensive income (loss)	(105)		(57)		535		(504)		(131)
Balance as of March 31, 2021	$(4,031)		$54		$(244)		$8,420		$4,199

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income (loss) before reclassifications	(1,803)		66		(3,657)		—		(5,394)
Amounts reclassified from accumulated OCI	—	1	—	1	—	2	(461)	3	(461)
Net other comprehensive income (loss)	(1,803)		66		(3,657)		(461)		(5,855)
Balance as of March 31, 2020	$(4,859)		$114		$(3,694)		$8,054		$(385)
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

NOTE 4. SEGMENT INFORMATION

Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America.

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
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We have recast our segment results for all prior periods to reflect the following:

Communications segment results were recast to remove the Video and Government Solutions held-for-sale businesses, instead reporting those results in Corporate and Other, consistent with our historical practice. Additionally, we refined the allocation of shared infrastructure and deferred customer acquisition costs between Consumer Wireline and Video.

WarnerMedia segment results reflect our operation of WarnerMedia as one integrated organization.

The Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides internet, including broadband fiber, and legacy telephony voice communication services to residential customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through Basic Networks, Direct-to-Consumer (DTC) or Theatrical, TV Content and Games Licensing. Segment results also include Xandr advertising, Otter Media Holdings and eliminations of intercompany transactions within WarnerMedia.

Effective January 1, 2021, we updated our reporting units to reflect recent changes in how WarnerMedia, an integrated content organization that distributes across various platforms, is managed and evaluated. With this operational change, the reporting unit is deemed to be the operating segment. The previous reporting units, Turner, Home Box Office, Warner Bros. and Xandr, and the new WarnerMedia reporting unit were tested for goodwill impairment on January 1, 2021, for which there was none.

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
•Video, which consists of our held-for-sale video operations, which provides video, including over-the-top (OTT) services and also sells multiplatform advertising services.
•Acquisition-related items, which consists of items associated with the merger and integration of acquired or divested businesses, including amortization of intangible assets.
•Certain significant items, which includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) asset impairments and abandonments, and (3) other items for which the segments are not being evaluated.
•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Video, and (2) includes adjustments for our reporting of the advertising business.

“Interest expense” and “Other income (expense) – net,” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$19,034	$11,018	$8,016	$2,014	$6,002	$—	$6,002
Business Wireline	6,046	3,710	2,336	1,278	1,058	—	1,058
Consumer Wireline	3,098	2,031	1,067	762	305	—	305
Total Communications	28,178	16,759	11,419	4,054	7,365	—	7,365
WarnerMedia	8,526	6,403	2,123	163	1,960	70	2,030
Latin America
Vrio	743	661	82	117	(35)	(4)	(39)
Mexico	631	620	11	145	(134)	—	(134)
Total Latin America	1,374	1,281	93	262	(169)	(4)	(173)
Segment Total	38,078	24,443	13,635	4,479	9,156	$66	$9,222
Corporate and Other
Corporate[1]	426	1,213	(787)	35	(822)
Video	6,725	5,660	1,065	164	901
Acquisition-related items	—	37	(37)	1,131	(1,168)
Certain significant items	—	57	(57)	—	(57)
Eliminations and consolidations	(1,290)	(941)	(349)	—	(349)
AT&T Inc.	$43,939	$30,469	$13,470	$5,809	$7,661
[1]Operations and Support Expenses include $669 for the reclassification of prior service credit amortization.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,402	$9,569	$7,833	$2,045	$5,788	$—	$5,788
Business Wireline	6,266	3,887	2,379	1,286	1,093	—	1,093
Consumer Wireline	3,111	1,879	1,232	712	520	—	520
Total Communications	26,779	15,335	11,444	4,043	7,401	—	7,401
WarnerMedia	7,765	5,605	2,160	161	1,999	15	2,014
Latin America
Vrio	887	783	104	147	(43)	4	(39)
Mexico	703	714	(11)	134	(145)	—	(145)
Total Latin America	1,590	1,497	93	281	(188)	4	(184)
Segment Total	36,134	22,437	13,697	4,485	9,212	$19	$9,231
Corporate and Other
Corporate[1]	534	1,012	(478)	90	(568)
Video	7,407	6,020	1,387	591	796
Acquisition-related items	—	182	(182)	2,056	(2,238)
Certain significant items	—	(658)	658	—	658
Eliminations and consolidations	(1,296)	(922)	(374)	—	(374)
AT&T Inc.	$42,779	$28,071	$14,708	$7,222	$7,486
[1]Operations and Support Expenses include $612 for the reclassification of prior service credit amortization.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended March 31,
	2021	2020
Communications	$7,365	$7,401
WarnerMedia	2,030	2,014
Latin America	(173)	(184)
Segment Contribution	9,222	9,231
Reconciling Items:
Corporate and Other	(822)	(568)
Video	901	796
Merger costs	(37)	(182)
Amortization of intangibles acquired	(1,131)	(2,056)
Asset impairments and abandonments	—	(123)
Gain on spectrum transaction[1]	—	900
Employee separation costs and benefit-related losses	(57)	(119)
Segment equity in net income of affiliates	(66)	(19)
Eliminations and consolidations	(349)	(374)
AT&T Operating Income	7,661	7,486
Interest Expense	1,870	2,018
Equity in net income (loss) of affiliates	52	(6)
Other income (expense) - net	4,221	803
Income Before Income Taxes	$10,064	$6,265
1Included as a reduction of "Selling, general and administrative expenses" in the consolidated statement of income.

The following tables presents intersegment revenues and assets by segment:

Intersegment Reconciliation
	Three months ended March 31,
	2021	2020
Intersegment Revenues
Communications	$3	$2
WarnerMedia	838	817
Latin America	—	—
Total Intersegment Revenues	841	819
Consolidations	449	477
Eliminations and consolidations	$1,290	$1,296

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	March 31, 2021	December 31, 2020
Assets
Communications[1]	$506,168	$506,102
WarnerMedia	148,588	148,037
Latin America	15,522	15,811
Corporate and eliminations[1]	(123,293)	(144,189)
Total	$546,985	$525,761
[1]Amounts above, including December 31, 2020, have been updated to reflect the classification of our Video business as held-for-sale, which included the recast of historical results to remove Video from our Communications segment and instead report in Corporate and Other (see Note 8).

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit, prior period amounts have been recast to conform to the current period presentation with our segment updates (see Note 4).

For the three months ended March 31, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$13,965	$—	$—	$—	$439	$10	$—	$14,414
Video service	—	—	—	—	743	6,295	—	7,038
Business service	—	5,872	—	—	—	70	—	5,942
IP Broadband	—	—	2,205	—	—	—	—	2,205
Subscription	—	—	—	3,830	—	—	—	3,010
DTC (HBO Max)[1]	—	—	—	—	—	—	(235)
Other[2]	—	—	—	—	—	—	(585)
Content	—	—	—	3,420	—	—	—	2,777
DTC (HBO Max)[3]	—	—	—	(331)	—	—	—
Other[3]	—	—	—	(312)	—	—	—
Advertising	83	—	—	1,750	—	388	(388)	1,833
Legacy voice and data	—	—	519	—	—	123	—	642
Other	—	—	332	169	—	224	(82)	643
Total Service	$14,048	$5,872	$3,056	$8,526	$1,182	$7,110	$(1,290)	$38,504
Equipment	4,986	174	42	—	192	41	—	5,435
Total	$19,034	$6,046	$3,098	$8,526	$1,374	$7,151	$(1,290)	$43,939
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($145 with Mobility and $90 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-Verse from WarnerMedia.
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$13,892	$—	$—	$—	$467	$116	$—	$14,475
Video service	—	—	—	—	887	6,984	—	7,871
Business service	—	6,091	—	—	—	77	—	6,168
IP Broadband	—	—	2,109	—	—	—	—	2,109
Subscription	—	—	—	3,401	—	—	—	2,607
DTC (HBO Max)	—	—	—	—	—	—	—
Other[1]	—	—	—	—	—	—	(794)
Content	—	—	—	3,303	—	—	—	2,633
DTC (HBO Max)[2]	—	—	—	(401)	—	—	—
Other[2]	—	—	—	(269)	—	—	—
Advertising	76	—	—	1,477	—	413	(413)	1,553
Legacy voice and data	—	—	581	—	—	134	—	715
Other	—	—	419	254	—	168	(89)	752
Total Service	$13,968	$6,091	$3,109	$7,765	$1,354	$7,892	$(1,296)	$38,883
Equipment	3,434	175	2	—	236	49	—	3,896
Total	$17,402	$6,266	$3,111	$7,765	$1,590	$7,941	$(1,296)	$42,779
[1]Represents intercompany video distribution arrangements primarily to DIRECTV/U-Verse from WarnerMedia.
[2]Represents intercompany transactions in the WarnerMedia segment.

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline, consumer wireline and video services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2021	2020
Deferred Acquisition Costs
Prepaid and other current assets	$3,788	$3,087
Other Assets	2,693	3,198
Total deferred customer contract acquisition costs	$6,481	$6,285
Deferred Fulfillment Costs
Prepaid and other current assets	$4,945	$4,118
Other Assets	4,367	5,634
Total deferred customer contract fulfillment costs	$9,312	$9,752

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Deferred customer contract acquisition and fulfillment costs included in “Prepaid and other current assets” at March 31, 2021, include $1,350 of deferred acquisition costs ($594 of which were reclassified from “Other Assets”) and $2,417 of deferred fulfillment costs ($984 of which were reclassified from “Other Assets”) for our Video business, reflecting the held-for-sale treatment of the business (see Note 8).

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2021	2020
Deferred acquisition cost amortization	$764	$636
Deferred fulfillment cost amortization	1,290	1,305

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2021	2020
Contract asset	$3,554	$3,501
Contract liability	5,517	6,879

Our consolidated balance sheets at March 31, 2021 and December 31, 2020 included $2,208 and $2,054, respectively, for the current portion of our contract asset in “Prepaid and other current assets” and $4,839 and $6,071, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $4,509.

Remaining Performance Obligations
Remaining performance obligations primarily relate to our Communications segment and represent services we are required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. In our WarnerMedia segment, the most significant remaining performance obligations relate to the licensing of theatrical and television content which will be made available to customers at some point in the future. In determining the transaction price allocated, we do not include non-recurring charges and estimates for usage, nor do we consider arrangements with an original expected duration of less than one year, which are primarily prepaid wireless, video and residential internet agreements.

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $41,259, of which we expect to recognize approximately 87% by the end of 2022, with the balance recognized thereafter. Approximately $2,085 of the $41,259 remaining performance obligation relates to the Video business.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2021.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. We anticipate total distributions from the pension plan will exceed the threshold of service and interest costs for 2021, requiring us to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter-end in 2021, as we expect settlements to occur during each quarter.

As part of our first-quarter 2021 remeasurement, we increased the weighted-average discount rate used to measure our pension benefit obligation from 2.70% to 3.30%. The discount rate in effect for determining pension service and interest costs after remeasurement is 3.60% and 2.50% respectively. The remeasurement reflects an actual return on pension plan assets of (1.33)% (three-month rate) relative to our expected long-term rate of 6.75% (annual rate).

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension (credit) cost is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

	Three months ended
	March 31,
	2021	2020
Pension cost:
Service cost - benefits earned during the period	$254	$257
Interest cost on projected benefit obligation	291	422
Expected return on assets	(877)	(889)
Amortization of prior service credit	(36)	(28)
Actuarial (gain) loss	(2,844)	—
Net pension (credit) cost	$(3,212)	$(238)

Postretirement cost:
Service cost – benefits earned during the period	$11	$13
Interest cost on accumulated postretirement benefit obligation	53	104
Expected return on assets	(38)	(44)
Amortization of prior service credit	(634)	(582)
Net postretirement (credit) cost	$(608)	$(509)
Combined net pension and postretirement (credit) cost	$(3,820)	$(747)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter ended 2021 and 2020, net supplemental pension benefits costs not included in the table above were $12 and $19.

AT&T INC.
MARCH 31, 2021

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2020.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$171,194	$192,420	$155,209	$187,224
Commercial paper	7,078	7,078	—	—
Investment securities[2]	3,208	3,208	3,249	3,249
[1]Includes credit agreement borrowings. Amounts at March 31, 2021 exclude $205 associated with Video business that was classified as held-for-sale (see Note 8).
[2]Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2021 and December 31, 2020. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,060	$—	$—	$1,060
International equities	198	—	—	198
Fixed income equities	227	—	—	227
Available-for-Sale Debt Securities	—	1,404	—	1,404
Asset Derivatives
Cross-currency swaps	—	1,461	—	1,461
Foreign exchange contracts	—	8	—	8
Liability Derivatives
Cross-currency swaps	—	(2,038)	—	(2,038)
Foreign exchange contracts	—	(7)	—	(7)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,010	$—	$—	$1,010
International equities	180	—	—	180
Fixed income equities	236	—	—	236
Available-for-Sale Debt Securities	—	1,479	—	1,479
Asset Derivatives
Cross-currency swaps	—	1,721	—	1,721
Foreign exchange contracts	—	6	—	6
Liability Derivatives
Cross-currency swaps	—	(1,814)	—	(1,814)
Foreign exchange contracts	—	(9)	—	(9)

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
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2021	2020
Total gains (losses) recognized on equity securities	$55	$(203)
Gains (Losses) recognized on equity securities sold	—	(33)
Unrealized gains (losses) recognized on equity securities held at end of period	$55	$(170)

At March 31, 2021, available-for-sale debt securities totaling $1,404 have maturities as follows - less than one year: $33; one to three years: $186; three to five years: $206; five or more years: $979.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and nonrefundable customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments and nonrefundable customer deposits are recorded in “Prepaid and other current assets” and our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

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

We also designate some of our cross-currency swaps as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt. The changes in fair values of currency swaps attributable to the cross-currency basis spread are considered excluded components.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. In instances where we have designated excluded components related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings through the swap accrual. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2021 and 2020, no ineffectiveness was measured on fair value hedges.

Cash Flow Hedging We designate most of our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from our foreign-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated interest rate to a fixed U.S. dollar denominated interest rate.

We also designate some of our foreign exchange contracts as cash flow hedges. The purpose of these contracts is to hedge certain forecasted film production costs and film tax incentives denominated in foreign currencies.

AT&T INC.
MARCH 31, 2021

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $87 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €1,433 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheets. Net gains on net investment hedges recognized in accumulated OCI in the first quarter were $70.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2021, we had posted collateral of $47 (a deposit asset) and held collateral of $781 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in March, we would have been required to post additional collateral of $48. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $1,160. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $36. At December 31, 2020, we had posted collateral of $53 (a deposit asset) and held collateral of $694 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2021	2020
Cross-currency swaps	$42,186	$40,745
Foreign exchange contracts	228	90
Total	$42,414	$40,835

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2021	2020
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$10
Gain (Loss) on long-term debt	1	(10)
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	(48)	—
Gain (Loss) on long-term debt	48	—
Gain (Loss) recognized in accumulated OCI	(1)	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2021	2020
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$644	$(3,979)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	4	(13)
Other income (expense) - net reclassified from accumulated OCI into income	(5)	16
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	(636)
Interest income (expense) reclassified from accumulated OCI into income	(25)	(16)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auction On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406 to date. We estimate that we will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum and $2,112 upon clearing of Phase II spectrum. Additionally, we will be responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators. Cash paid, including deposits and refunds, for spectrum is included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

We expect the FCC to begin granting the licenses in the second half of 2021 through 2023. The amounts deposited toward the acquisition of the licenses are reported as “Deposits on Wireless Licenses” on our consolidated balance sheet as of March 31, 2021. Interest incurred to finance this spectrum acquisition is capitalized until the licenses are granted and the activities required to ready the spectrum for use are complete.
Held-for-Sale

Video Business On February 25, 2021, we signed an agreement with TPG Capital (TPG) to form a new company named DIRECTV (New DTV), which will be jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain decisions. Under the agreement, we will contribute our Video business unit to New DTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units. We expect to receive $7,800 from New DTV at closing ($7,600 in cash and approximately $200 of transferred DIRECTV debt). TPG will contribute approximately $1,800 in cash to New DTV for $1,800 of senior preferred units and a 30% economic interest in common units. The remaining $5,800 will be funded by debt issued by New DTV. As part of this transaction, we agreed to pay net losses under the NFL SUNDAY TICKET contract up to a cap of $2,500 over the remaining period of the contract.

The transaction is expected to close in the second half of 2021, pending customary closing conditions. The total of $7,600 of proceeds from the transaction are expected to reduce our total and net debt positions.

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the first quarter of 2021, we applied held-for-sale accounting treatment to the assets and liabilities of the U.S. video business, and, accordingly, include the assets in “Prepaid and other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheet. The held-for-sale classification also resulted in ceasing depreciation and amortization on the designated assets.

Assets and liabilities of the Video operations included the following as of March 31, 2021:

Assets held-for-sale:
Current assets	$3,776
Property, plant and equipment - net	2,410
Licenses, net	5,798
Other intangible assets, net	1,633
Other assets	1,948
Total assets	$15,565

Liabilities related to assets held-for-sale:
Current liabilities	$4,022
Long-term debt	205
Other noncurrent liabilities	351
Total liabilities	$4,578

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

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	March 31, 2021		December 31, 2020
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,857	$3,718	$5,565	$3,909
Balance sheet classification
Accounts receivable
Notes receivable	1,846	—	2,716	—
Trade receivables	452	3,543	554	3,715
Other Assets
Noncurrent notes and trade receivables	1,559	175	2,295	194

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	9,448	5,755	7,827	5,300
Cash proceeds received, net of remittances[1]	7,176	5,755	5,646	5,300
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

The following table sets forth a summary of equipment installment receivables sold under this program during the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Gross receivables sold	$3,935	$2,367
Net receivables sold[1]	3,826	2,273
Cash proceeds received	3,519	1,950
Deferred purchase price recorded	414	353
Guarantee obligation recorded	146	44
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
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Fair value of repurchased receivables	$273	$288
Carrying value of deferred purchase price	253	277
Gain on repurchases[1]	$20	$11
[1]These gains are included in "Selling, general and administrative" in the consolidated statements of income.

At March 31, 2021 and December 31, 2020, our deferred purchase price receivable was $2,283 and $1,991, respectively, of which $1,515 and $1,476 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2021 and December 31, 2020 was $285 and $228, respectively, of which $129 and $161 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program
We have a revolving agreement to transfer up to $6,000 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,718 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table sets forth a summary of receivables sold:

	Three months ended
	March 31,
	2021	2020
Gross receivables sold/cash proceeds received[1]	$5,204	$4,222
Collections reinvested under revolving agreement	4,504	3,222
Collections not reinvested	245	—
Net cash proceeds received (remitted)	$455	$1,000

Net receivables sold[2]	$5,125	$4,138
Obligations recorded (reversed)	142	126
[1]Includes initial sales of receivables of $700 and $1,000 for the three months ended March 31, 2021 and 2020, respectively.
[2]Receivables net of allowance, return and incentive reserves and imputed interest.

AT&T INC.
MARCH 31, 2021

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

The components of lease expense were as follows:

	Three months ended
	March 31,
	2021	2020
Operating lease cost	$1,458	$1,377

Finance lease cost:
Amortization of right-of-use assets	$69	$67
Interest on lease obligation	39	41
Total finance lease cost	$108	$108

The following table provides supplemental cash flows information related to leases:

	Three months ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$1,254	$1,217
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	1,050	1,013

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following tables set forth supplemental balance sheet information related to leases:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$24,415	$24,714

Accounts payable and accrued liabilities	$3,564	$3,537
Operating lease obligation	21,766	22,202
Total operating lease obligation	$25,330	$25,739
Finance Leases
Property, plant and equipment, at cost	$3,414	$3,586
Accumulated depreciation and amortization	(1,308)	(1,361)
Property, plant and equipment, net	$2,106	$2,225

Current portion of long-term debt	$180	$189
Long-term debt	1,747	1,847
Total finance lease obligation	$1,927	$2,036

	March 31,
	2021	2020
Weighted-Average Remaining Lease Term (years)
Operating leases	8.4	8.4
Finance leases	9.8	10.7

Weighted-Average Discount Rate
Operating leases	4.0%	4.2%
Finance leases	8.0%	8.4%

The following table provides the expected future minimum maturities of lease obligations:

At March 31, 2021	Operating	Finance
	Leases	Leases
Remainder of 2021	$3,631	$242
2022	4,647	314
2023	4,212	291
2024	3,671	272
2025	3,015	269
Thereafter	11,668	1,587
Total lease payments	30,844	2,975
Less: imputed interest	(5,514)	(1,048)
Total	$25,330	$1,927

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$11,342	$9,955	$9,740	$12,130
Restricted cash in Prepaid and other current assets	2	8	9	69
Restricted cash in Other Assets	84	77	121	96
Cash and Cash Equivalents and Restricted Cash	$11,428	$10,040	$9,870	$12,295

The following table summarizes cash paid during the periods for interest, income taxes and spectrum:

Consolidated Statements of Cash Flows	Three months ended
	March 31,
Cash paid (received) during the period for:	2021	2020
Interest	$2,134	$2,376
Income taxes, net of refunds	5	(354)
Spectrum acquisitions	22,876	97

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the three months ended March 31, 2021 and 2020, we recorded vendor financing commitments related to capital investments of approximately $998 and $449.

Total vendor financing payables included in our March 31, 2021 consolidated balance sheet were approximately $3,552, with $2,883 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

AT&T INC.
MARCH 31, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Debt Transactions At March 31, 2021, our debt obligations totaled $180,199. Our debt activity during the three months ended March 31, 2021 primarily consisted of the following:

Net commercial paper borrowings	$7,072
Issuance of Notes and Debentures[1]:
U.S. dollar denominated global notes	$6,000
Initial average rate of 1.27%
Euro denominated global notes	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350
BAML Bilateral Term Loan	2,000
Private financing	750
Other	636
Debt Issuances	$18,197

Repayments:
Private financing	$(649)
Other	(253)
Repayments of long-term debt	$(902)
1 Includes credit agreement borrowings.

Credit Facilities
On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. As of March 31, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a 0.75 year $1,000 facility due December 31, 2021 (BAML Tranche A Facility), and (ii) a 1.75 year $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At March 31, 2021, $2,000 was outstanding under these facilities.

AT&T INC.
MARCH 31, 2021

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

We have recast our segment results for all prior periods to reflect the following:

Communications segment results were recast to remove the Video and Government Solutions held-for-sale businesses, instead reporting those results in Corporate and Other, consistent with our historical practice. Additionally, we refined the allocation of shared infrastructure and deferred customer acquisition costs between Consumer Wireline and Video.

WarnerMedia segment results reflect our operation of WarnerMedia as one integrated organization.

	First Quarter
			Percent
	2021	2020	Change
Operating Revenues
Communications	$28,178	$26,779	5.2%
WarnerMedia	8,526	7,765	9.8
Latin America	1,374	1,590	(13.6)
Corporate	426	534	(20.2)
Video	6,725	7,407	(9.2)
Eliminations and consolidation	(1,290)	(1,296)	0.5
AT&T Operating Revenues	43,939	42,779	2.7

Operating Contribution
Communications	7,365	7,401	(0.5)
WarnerMedia	2,030	2,014	0.8
Latin America	(173)	(184)	6.0
Segment Operating Contribution	$9,222	$9,231	(0.1)%

The Communications segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides internet, including broadband fiber, and legacy telephony voice communications services to residential customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through Basic Networks, Direct-to-Consumer (DTC) or Theatrical, TV Content and Games Licensing. Segment results also include Xandr advertising, Otter Media Holdings and eliminations of intercompany transactions within WarnerMedia.

AT&T INC.
MARCH 31, 2021

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

	First Quarter
			Percent
	2021	2020	Change
Operating Revenues
Service	$38,504	$38,883	(1.0)%
Equipment	5,435	3,896	39.5
Total Operating Revenues	43,939	42,779	2.7

Operating expenses
Operations and support	30,469	28,071	8.5
Depreciation and amortization	5,809	7,222	(19.6)
Total Operating Expenses	36,278	35,293	2.8
Operating Income	7,661	7,486	2.3
Interest expense	1,870	2,018	(7.3)
Equity in net income (loss) of affiliates	52	(6)	—
Other income (expense) - net	4,221	803	—
Income Before Income Taxes	10,064	6,265	60.6
Net Income	7,942	4,963	60.0
Net Income Attributable to AT&T	7,550	4,610	63.8
Net Income Attributable to Common Stock	$7,500	$4,578	63.8%

Operating revenues increased in the first quarter of 2021. The revenue increase was driven by higher Mobility revenues in our Communications segment, primarily from equipment sales, and growth in DTC subscription and advertising revenues in our WarnerMedia segment. This increase was partially offset by declines in Video, lower Business Wireline services in our Communications segment and foreign exchange pressure in our Latin America segment. Operating revenues were also impacted by the fourth-quarter 2020 sale of our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands.

Operations and support expenses increased in the first quarter of 2021. The expense increase was primarily due to increased domestic wireless equipment expense, additional DTC programming and marketing and higher sports costs. Also contributing to the higher comparative expenses was the first-quarter 2020 gain on spectrum transaction, which did not recur in 2021.

Depreciation and amortization expense decreased in the first quarter of 2021.
Amortization expense decreased $925, or 45.0% in the first quarter primarily due to the lower cost basis of long-lived assets resulting from Video impairments taken in the fourth quarter of 2020 and ceasing amortization on held-for-sale Video assets in the first quarter of 2021.

Depreciation expense decreased $488, or 9.4% in the first quarter primarily due to the lower cost basis of property, plant and equipment resulting from Video impairments taken in the fourth quarter of 2020 and ceasing depreciation on held-for-sale Video assets in the first quarter of 2021.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Operating income increased in the first quarter of 2021. Our operating income margin for the first quarter decreased from 17.5% in 2020 to 17.4% in 2021.

Interest expense decreased in the first quarter of 2021, primarily due to lower interest rates. For the remainder of 2021, we expect higher capitalized interest associated with putting spectrum into network service.

Equity in net income of affiliates increased in the first quarter of 2021, primarily due to improved performance from certain investments.

Other income (expense) – net increased in the first quarter of 2021. The increase was primarily due to the recognition of an actuarial gain of $2,844, with no comparable interim remeasurement in 2020, and an increase in net benefit credit resulting from lower interest costs on the benefit obligation and higher prior service credit amortization (see Note 6).

Income taxes increased in the first quarter of 2021. The increase in income tax expense was primarily due to higher income before income taxes in the first quarter of 2021. Our effective tax rate was 21.1% for the first quarter of 2021, versus 20.8% for the comparable period in the prior year, and includes the impact of tax settlements.

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2021	2020	Change
Segment Operating Revenues
Mobility	$19,034	$17,402	9.4%
Business Wireline	6,046	6,266	(3.5)
Consumer Wireline	3,098	3,111	(0.4)
Total Segment Operating Revenues	28,178	26,779	5.2

Segment Operating Contribution
Mobility	6,002	5,788	3.7
Business Wireline	1,058	1,093	(3.2)
Consumer Wireline	305	520	(41.3)
Total Segment Operating Contribution	$7,365	$7,401	(0.5)%

Selected Subscribers and Connections
	March 31,
(000s)	2021	2020
Mobility Subscribers	186,108	169,198
Total domestic broadband connections	15,435	15,315
Network access lines in service	6,988	8,160
U-verse VoIP connections	3,684	4,213

Operating revenues increased in the first quarter of 2021, driven by increases in our Mobility business unit, partially offset by decreases in our Business Wireline and Consumer Wireline business units. The increase is primarily driven by equipment revenue growth and service revenue improvements with subscriber gains offsetting declines in international roaming services.

Operating contribution decreased in the first quarter 2021. The decline in the first quarter reflects lower contribution from our Business Wireline and Consumer Wireline business units, largely offset by increases in our Mobility business unit. Our Communications segment operating income margin in the first quarter decreased from 27.6% in 2020 to 26.1% in 2021.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2021	2020	Change
Operating revenues
Service	$14,048	$13,968	0.6%
Equipment	4,986	3,434	45.2
Total Operating Revenues	19,034	17,402	9.4

Operating expenses
Operations and support	11,018	9,569	15.1
Depreciation and amortization	2,014	2,045	(1.5)
Total Operating Expenses	13,032	11,614	12.2
Operating Income	6,002	5,788	3.7
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$6,002	$5,788	3.7%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	March 31,		Percent
(in 000s)	2021	2020	Change
Postpaid	77,934	75,148	3.7%
Postpaid phone	64,752	63,105	2.6
Prepaid	18,387	17,808	3.3
Reseller	6,501	6,736	(3.5)
Connected devices[1]	83,286	69,506	19.8
Total Mobility Subscribers	186,108	169,198	10.0%
1Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	First Quarter
			Percent
(in 000s)	2021	2020	Change
Postpaid Phone Net Additions	595	163	—%
Total Phone Net Additions	802	120	—

Postpaid[2]	823	27	—
Prepaid	279	(45)	—
Reseller	(68)	(190)	64.2
Connected devices[3]	2,517	3,518	(28.5)
Mobility Net Subscriber Additions[1]	3,551	3,310	7.3%

Postpaid Churn[4]	0.93%	1.08%	(15)	BP
Postpaid Phone-Only Churn[4]	0.76%	0.86%	(10)	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net (losses) were (63) and (267) for the quarter ended March 31, 2021 and 2020. Wearables and other net adds were 291 and 131 for the quarter ended March 31, 2021 and 2020.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were 1.2 million for the quarter ended March 31, 2021.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the first quarter of 2021. The first quarter increase is largely due to growth in subscribers, partially offset by declines in international roaming revenue due to reduced travel during the pandemic.

ARPU
Average revenue per subscriber (ARPU) decreased in the first quarter. ARPU during 2021 reflects the impact of higher promotional discount amortization and a decline in international roaming revenues and waived fees.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first three months due to retention offers, migrations to unlimited plans and continued network improvements.

Equipment revenue increased in the first quarter of 2021. The increase in the first quarter is primarily driven by increased postpaid smartphone volumes, higher-priced smartphones and growth in data devices.

Operations and support expenses increased in the first quarter of 2021 largely driven by growth in equipment sales and associated expenses and higher content costs associated with bundling HBO Max. The expense increase was offset by lower sales costs and bad debt expense. Commission deferral amortization was up slightly versus the prior year, including the impact of first-quarter 2021 updates to extend the estimated economic life for our subscribers.

Depreciation expense decreased in the first quarter of 2021 primarily due to network assets becoming fully depreciated.

Operating income increased in the first quarter of 2021. Our Mobility operating income margin in the first quarter decreased from 33.3% in 2020 to 31.5% in 2021. Our Mobility EBITDA margin in the first quarter decreased from 45.0% in 2020 to 42.1% in 2021. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Subscriber Relationships
As the wireless industry has matured, future wireless growth will depend on our ability to offer innovative services, plans and devices that take advantage of our 5G wireless network, which went nationwide in July 2020, and to provide these services in bundled product offerings. Subscribers that purchase two or more services from us have significantly lower churn than subscribers that purchase only one service. To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible.

To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans, including our FirstNet and prepaid products, and arrangements that bundle our video services. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and subscribers to such plans tend to have higher retention and lower churn rates. We offer unlimited data plans and subscribers to such plans also tend to have higher retention and lower churn rates. Our offerings are intended to encourage existing subscribers to upgrade their current services and/or add devices, attract subscribers from other providers and/or minimize subscriber churn.

Business Wireline Results
	First Quarter
			Percent
	2021	2020	Change
Operating revenues
Service	$5,872	$6,091	(3.6)%
Equipment	174	175	(0.6)
Total Operating Revenues	6,046	6,266	(3.5)

Operating expenses
Operations and support	3,710	3,887	(4.6)
Depreciation and amortization	1,278	1,286	(0.6)
Total Operating Expenses	4,988	5,173	(3.6)
Operating Income	1,058	1,093	(3.2)
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$1,058	$1,093	(3.2)%

Service revenues decreased in the first quarter of 2021, driven by lower demand for legacy voice and data services as customers continue to shift to more advanced IP-based offerings.

Equipment revenues remained consistent in the first quarter of 2021.

Operations and support expenses decreased in the first quarter of 2021, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization.

Depreciation expense decreased in the first quarter of 2021, primarily due to network assets becoming fully depreciated.

Operating income decreased in the first quarter of 2021. Our Business Wireline operating income margin in the first quarter increased from 17.4% in 2020 and 17.5% in 2021. Our Business Wireline EBITDA margin in the first quarter increased from 38.0% in 2020 to 38.6% in 2021.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	First Quarter
			Percent
	2021	2020	Change
Operating revenues
IP Broadband	$2,205	$2,109	4.6%
Legacy voice and data services	519	581	(10.7)
Other service and equipment	374	421	(11.2)
Total Operating Revenues	3,098	3,111	(0.4)

Operating expenses
Operations and support	2,031	1,879	8.1
Depreciation and amortization	762	712	7.0
Total Operating Expenses	2,793	2,591	7.8
Operating Income	305	520	(41.3)
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$305	$520	(41.3)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	March 31,		Percent
(in 000s)	2021	2020	Change
Broadband Connections
Total Broadband Connections	14,146	14,046	0.7%
Fiber Broadband Connections	5,186	4,096	26.6

Voice Connections
Retail Consumer Switched Access Lines	2,740	3,196	(14.3)
U-verse Consumer VoIP Connections	3,096	3,630	(14.7)
Total Retail Consumer Voice Connections	5,836	6,826	(14.5)%

Net Additions
	First Quarter
			Percent
(in 000s)	2021	2020	Change
Broadband Net Additions
Total Broadband Net Additions	46	(73)	—%
Fiber Broadband Net Additions	235	209	12.4%

IP Broadband (high-speed internet) revenues increased in the first quarter of 2021, driven by higher ARPU resulting from an increase in fiber customers and pricing.

Legacy voice and data service revenues decreased in the first quarter of 2021, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in 2021, reflecting the continued decline in the number of VoIP customers.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Operations and support expenses increased in the first quarter of 2021, primarily driven by content costs associated with plans bundling HBO Max and higher customer support costs. Partially offsetting these increases was lower cost deferral amortization, including the impact of the first-quarter 2021 updates to extend the economic life for our subscribers.

Depreciation expense increased in the first quarter of 2021, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income decreased in the first quarter of 2021. Our Consumer Wireline operating income margin in the first quarter decreased from 16.7% in 2020 to 9.8% in 2021. Our Consumer Wireline EBITDA margin in the first quarter decreased from 39.6% in 2020 to 34.4% in 2021.

WARNERMEDIA SEGMENT	First Quarter
			Percent
	2021	2020	Change
Segment Operating Revenues
Subscription	$3,830	$3,401	12.6%
Content	3,420	3,303	3.5
Advertising	1,750	1,477	18.5
Other	169	254	(33.5)
Eliminations	(643)	(670)	4.0
Total Segment Operating Revenues	8,526	7,765	9.8

Segment Operating Expenses
Direct Costs
Programming	4,383	3,513	24.8
Marketing	849	526	61.4
Other	722	669	7.9
General and administrative	967	1,222	(20.9)
Eliminations and other	(518)	(325)	(59.4)
Depreciation and amortization	163	161	1.2
Total Operating Expenses	6,566	5,766	13.9
Operating Income	1,960	1,999	(2.0)
Equity in Net Income (Loss) of Affiliates	70	15	—
Total Segment Operating Contribution	$2,030	$2,014	0.8%

Our WarnerMedia segment is operated as a content organization that distributes across various platforms, including Basic Networks, Direct-to-Consumer (DTC) and Theatrical, TV Content and Games Licensing.

Operating revenues increased in the first quarter of 2021, primarily due to higher subscription, advertising and content revenues, reflecting the partial recovery from prior-year impacts of COVID-19. Subscription revenues increased reflecting growth of DTC domestic HBO Max and HBO subscribers, and, to a lesser extent, the May 2020 acquisition of the remaining interest in HBO Latin America Group. DTC subscription revenues were $1,810 versus $1,338 in the year-ago quarter and include growth from intercompany relationships with the Communications segment. Advertising revenues improved when compared to the prior year resulting from the return in 2021 of the NCAA Division I Men's Championship Basketball Tournament. Content revenues increased due to higher sales to HBO Max for theatrical product and increases in Basic Networks licensing, partly offset by lower television product licensing from prior-year licensing to HBO Max.

Direct costs increased in the first quarter of 2021, driven by higher programming and marketing costs for HBO Max and higher sports programming, including NCAA. Direct costs supporting DTC revenues were $1,685 in the first quarter of 2021, versus $911 in the year-ago quarter.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
General and administrative expenses decreased in the first quarter of 2021, primarily due to lower bad debt expense and integration of support functions.

Operating contribution increased in the first quarter of 2021. The WarnerMedia segment operating income margin decreased from 25.7% in 2020 to 23.0% in 2021.

LATIN AMERICA SEGMENT	First Quarter
			Percent
	2021	2020	Change
Segment Operating Revenues
Vrio	$743	$887	(16.2)%
Mexico	631	703	(10.2)
Total Segment Operating Revenues	1,374	1,590	(13.6)

Segment Operating Contribution
Vrio	(39)	(39)	—
Mexico	(134)	(145)	7.6
Total Segment Operating Contribution	$(173)	$(184)	6.0%

Operating Results
Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations.

Operating revenues decreased in the first quarter of 2021, primarily driven by foreign exchange and COVID-19 impacts.

Operating contribution improved in the first quarter of 2021, reflecting foreign exchange rates and the impact of COVID-19. Our Latin America segment operating income margin in the first quarter decreased from (11.8)% in 2020 to (12.3)% in 2021.

Latin America Business Unit Discussion
Vrio Results
	First Quarter
			Percent
	2021	2020	Change
Operating revenues	$743	$887	(16.2)%

Operating expenses
Operations and support	661	783	(15.6)
Depreciation and amortization	117	147	(20.4)
Total Operating Expenses	778	930	(16.3)
Operating Income (Loss)	(35)	(43)	18.6
Equity in Net Income (Loss) of Affiliates	(4)	4	—
Operating Contribution	$(39)	$(39)	—%

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
The following tables highlight other key measures of performance for Vrio:

	March 31,		Percent
(in 000s)	2021	2020	Change
Vrio Video Subscribers	10,559	13,217	(20.1)%

	First Quarter
			Percent
(in 000s)	2021	2020	Change
Vrio Video Net Additions	(383)	(114)	—%

Operating revenues decreased in the first quarter of 2021, primarily driven by foreign exchange impacts.

Operations and support expenses decreased in the first quarter of 2021, primarily driven by economic pressures, the restructuring of sales channels in Brazil, and COVID-19 impacts. Approximately 23% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the first quarter of 2021, primarily due to lower in-service assets and foreign exchange impacts.

Operating loss improved in the first quarter of 2021. Our Vrio operating income margin for the first quarter increased from (4.8)% in 2020 to (4.7)% in 2021. Our Vrio EBITDA margin in the first quarter decreased from 11.7% in 2020 to 11.0% in 2021.

Mexico Results
	First Quarter
	2021	2020	Percent Change
Operating revenues
Service	$439	$467	(6.0)%
Equipment	192	236	(18.6)
Total Operating Revenues	631	703	(10.2)

Operating expenses
Operations and support	620	714	(13.2)
Depreciation and amortization	145	134	8.2
Total Operating Expenses	765	848	(9.8)
Operating Income (Loss)	(134)	(145)	7.6
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$(134)	$(145)	7.6%
The following tables highlight other key measures of performance for Mexico:

	March 31,		Percent
(in 000s)	2021	2020	Change
Mexico Wireless Subscribers
Postpaid	4,725	4,962	(4.8)%
Prepaid	13,756	13,692	0.5
Reseller	500	504	(0.8)
Total Mexico Wireless Subscribers	18,981	19,158	(0.9)%

	First Quarter
			Percent
(in 000s)	2021	2020	Change
Mexico Wireless Net Additions
Postpaid	29	(141)	—%
Prepaid	(2)	108	—
Reseller	11	32	(65.6)
Total Mexico Wireless Net Additions	38	(1)	—%

Service revenues decreased in the first quarter of 2021, primarily due to lower ARPU and foreign exchange impacts.

Equipment revenues decreased in the first quarter of 2021, primarily due to lower equipment sales volumes and foreign exchange impacts.

Operations and support expenses decreased in the first quarter of 2021, primarily due to a decline in customer growth, lower sales volumes and foreign exchange impacts. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the first quarter of 2021, primarily due to higher in-service assets. These increases were partially offset by changes in foreign exchange rates.

Operating loss improved in the first quarter of 2021. Our Mexico operating income margin in the first quarter decreased from (20.6)% in 2020 to (21.2)% in 2021. Our Mexico EBITDA margin in the first quarter increased from (1.6)% in 2020 to 1.7% in 2021.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
SUPPLEMENTAL VIDEO INFORMATION
As a supplemental presentation, we are providing a view of our Video business that is accounted for as held-for-sale and included in Corporate and Other. Our Video business provides video, including over-the-top (OTT) services and also sells advertising on video distribution platforms.

Video Results
	First Quarter
			Percent
	2021	2020	Change
Operating revenues
Service	$6,684	$7,397	(9.6)%
Equipment	41	10	—
Total Operating Revenues	6,725	7,407	(9.2)

Operating expenses
Operations and support	5,660	6,020	(6.0)
Depreciation and amortization[1]	164	591	(72.3)
Total Operating Expenses	5,824	6,611	(11.9)
Operating Income	901	796	13.2
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$901	$796	13.2%
[1]Includes depreciation on assets that support AT&T U-verse products that provide both video and broadband services to customers over a shared network infrastructure.

The following tables highlight other key measures of performance for Video:

Connections
	March 31,		Percent
(in 000s)	2021	2020	Change
Premium TV Connections	15,885	18,599	(14.6)%

Net Additions
	First Quarter
			Percent
(in 000s)	2021	2020	Change
Premium TV Net Additions	(620)	(897)	30.9%

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
OTHER BUSINESS MATTERS

Video Business On February 25, 2021, we signed an agreement with TPG Capital (TPG) to form a new company named DIRECTV (New DTV), which will be jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions. Under the agreement, we will contribute our Video business unit to New DTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units. We expect to receive 7,800 from New DTV at closing ($7,600 in cash and approximately $200 of transferred DIRECTV debt). TPG will contribute approximately $1,800 in cash to New DTV for $1,800 of senior preferred units and a 30% economic interest in common units. The remaining $5,800 will be funded by debt issued by New DTV. As part of this transaction, we agreed to pay net losses under the NFL SUNDAY TICKET contract up to a cap of $2,500 over the remaining period of the contract.

The transaction is expected to close in the second half of 2021, pending customary closing conditions. The total of $7,600 of proceeds from the transaction are expected to reduce our total and net debt positions. (See Note 8)

Spectrum Auction On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406 to date. We estimate that we will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum and $2,112 upon clearing of Phase II spectrum. Additionally, we will be responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators. (See Note 8)

COMPETITIVE AND REGULATORY ENVIRONMENT

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

AT&T INC.
MARCH 31, 2021

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

LIQUIDITY AND CAPITAL RESOURCES

We had $11,342 in cash and cash equivalents available at March 31, 2021. Cash and cash equivalents included cash of $2,465 and money market funds and other cash equivalents of $8,877. Approximately $2,433 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $1,602 since December 31, 2020. In the first three months of 2021, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and issuance of long-term debt and commercial paper. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, and dividends to stockholders.

Cash Provided by or Used in Operating Activities
During the first three months of 2021, cash provided by operating activities was $9,927, compared to $8,866 for the first three months of 2020. Higher operating cash flows in 2021 were primarily driven by higher sales of receivables (see Note 9), working capital improvements and lower interest partially offset by cash taxes. Total cash paid for WarnerMedia’s content investment was $4,508 in the first quarter of 2021 ($186 higher than the prior-year comparable period).

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $1,071 and $1,075 for the three months ended March 31, 2021 and 2020, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
For the first three months of 2021, cash used in investing activities totaled $26,852, and consisted primarily of $4,033 (including interest during construction) for capital expenditures, and payment of $22,876, primarily for C-Band spectrum licenses won in Auction 107.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first three months of 2021, vendor financing payments were $1,690, compared to $791 for the first three months of 2020. Capital expenditures in the first three months of 2021 were $4,033, and when including $1,690 cash paid for vendor financing, gross capital investment was $5,723 ($41 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three months of 2021, we placed $998 of equipment in service under vendor financing arrangements (compared to $449 in the prior-year comparable period) and approximately $240 of assets related to the FirstNet build (compared to $338 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Cash Provided by or Used in Financing Activities
For the first three months of 2021, cash provided by financing activities totaled $18,483 and was comprised of issuances of debt, offset by payments of dividends, and vendor financing payments.

A tabular summary or our debt activity for the three months ended March 31, 2021 is as follows:

Net commercial paper borrowings	$7,072
Issuance of Notes and Debentures[1]:
U.S. dollar denominated global notes	$6,000
Initial average rate of 1.27%
Euro denominated global notes (converted to USD at issuance)	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350
BAML Bilateral Term Loan	2,000
Private financing	750
Other	636
Debt Issuances	$18,197

Repayments:
Private financing	$(649)
Other	(253)
Repayments of long-term debt	$(902)
[1] Includes credit agreement borrowings.

The weighted average interest rate of our entire long-term debt portfolio, including term loans and the impact of derivatives, was approximately 3.8% as of March 31, 2021 and 4.1% as of December 31, 2020. We had $171,194 of total notes and debentures outstanding at March 31, 2021, which included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Swiss franc and Brazilian real denominated debt that totaled approximately $43,525.

At March 31, 2021, we had $19,505 of debt maturing within one year, consisting of $7,078 of commercial paper borrowings, $9,100 of bank borrowings, and $3,327 of long-term debt issuances. Debt maturing within one year includes an accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

For the first three months of 2021, we paid $1,690 of cash under our vendor financing program, compared to $791 in the first three months of 2020. Total vendor financing payables included in our March 31, 2021 consolidated balance sheet were $3,552, with $2,883 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

At March 31, 2021, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $3,741 during the first three months of 2021, compared with $3,737 for the first three months of 2020.

Dividends on common stock declared by our Board of Directors totaled $0.52 per share in the first three months of 2021 and $0.52 per share for the first three months of 2020. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

AT&T INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts
Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of March 31, 2021.

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. As of March 31, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a 0.75 year $1,000 facility due December 31 2021 (BAML Tranche A Facility), and (ii) a 1.75 year $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At March 31, 2021, $2,000 was outstanding under these facilities.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 4.0-to-1 in the case of the BAML Bilateral Term Loan and not more than 3.5-to-1 for all other credit agreements. As of March 31, 2021, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 95% of our approximate $42,000 derivative portfolio, counterparties are still required to post collateral. During the first three months of 2021, we received approximately $90 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2021, our debt ratio was 49.6%, compared to 45.7% at March 31, 2020 and 46.7% at December 31, 2020. Our net debt ratio was 46.5% at March 31, 2021, compared to 42.9% at March 31, 2020 and 43.8% at December 31, 2020. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments and debt acquired in business combinations.

On February 25, 2021, we signed an agreement to form a new company named DIRECTV (New DTV) with a subsidiary of TPG Capital, which will be jointly governed by a board with representation from both AT&T and TPG. The transaction is expected to close in the second half of 2021, pending customary closing conditions. We expect to receive $7,600 in cash from the transaction at closing. (See Note 8)

AT&T INC.
MARCH 31, 2021
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2021, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,186 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow or fair value hedges with a net fair value of $(577) at March 31, 2021. We had no rate locks at March 31, 2021.

We have foreign exchange contracts with a U.S. dollar notional value of $228 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $1 at March 31, 2021.

We have designated €1,433 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated other comprehensive income, net on the consolidated balance sheet.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2021.

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
MARCH 31, 2021

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
•Our ability to generate subscription and advertising revenue from attractive video content, especially from WarnerMedia, in the face of unpredictable and rapidly evolving public viewing habits and legal restrictions on using personal data for advertising.
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
•The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties or claims based on alleged misconduct by employees.

AT&T INC.
MARCH 31, 2021

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
•Changes in our corporate strategies to respond to competition and regulatory, legislative and technological developments.
•Our ability to realize or sustain the expected benefits of our business transformation initiatives, which are designed to reduce costs, streamline distribution, remove redundancies and simplify and improve processes and support functions.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2021
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors
We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2021, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2021 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2021 - January 31, 2021	246,890	$29.62	13,563	177,916,645
February 1, 2021 - February 28, 2021	3,540,401	29.09	13,724	177,902,921
March 1, 2021 - March 31, 2021	2,219,810	29.60	—	177,902,921
Total	6,007,101	$29.30	27,287
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 5,979,814 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, no shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts during the period.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	Consulting Services Agreement dated March 30, 2021 (Exhibit 10.1 to Form 8-K filed on March 30, 2021)
10.2	Agreement of Contribution and Subscriptions dated February 25, 2021, among Services, HoldCo, New DTV and Investor (Exhibit 10.1 to Form 8-K filed on February 25, 2021)
10.3
U.S. $14,700,000,000 Term Loan Credit Agreement, dated as of January 29, 2021, among AT&T Inc., the lenders named therein and Bank of America, N.A., as agent. (Exhibit 10.1 to Form 8-K filed on January 29, 2021)

10.4	Consulting Services Agreement dated January 20, 2021 (Exhibit 10.1 to Form 8-K filed on January 25, 2021)
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 6, 2021	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer