Form 10-Q
period 2021-06-30
AT&T INC.
filed 2021-08-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
Yes ☐ No ☒

At July 30, 2021, there were 7,140 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Service	$38,956	$37,051	$77,460	$75,934
Equipment	5,089	3,899	10,524	7,795
Total operating revenues	44,045	40,950	87,984	83,729

Operating Expenses
Cost of revenues
Equipment	5,341	3,978	10,897	8,070
Broadcast, programming and operations	7,603	5,889	15,141	12,643
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,155	8,116	16,148	16,458
Selling, general and administrative	9,361	9,831	18,743	18,591
Asset impairments and abandonments	4,555	2,319	4,555	2,442
Depreciation and amortization	5,761	7,285	11,570	14,507
Total operating expenses	40,776	37,418	77,054	72,711
Operating Income	3,269	3,532	10,930	11,018
Other Income (Expense)
Interest expense	(1,684)	(2,041)	(3,554)	(4,059)
Equity in net income (loss) of affiliates	41	(10)	93	(16)
Other income (expense) — net	999	1,017	5,220	1,820
Total other income (expense)	(644)	(1,034)	1,759	(2,255)
Income Before Income Taxes	2,625	2,498	12,689	8,763
Income tax expense	751	935	2,873	2,237
Net Income	1,874	1,563	9,816	6,526
Less: Net Income Attributable to Noncontrolling Interest	(304)	(282)	(696)	(635)
Net Income Attributable to AT&T	$1,570	$1,281	$9,120	$5,891
Less: Preferred Stock Dividends	(56)	(52)	(106)	(84)
Net Income Attributable to Common Stock	$1,514	$1,229	$9,014	$5,807
Basic Earnings Per Share Attributable to Common Stock	$0.21	$0.17	$1.25	$0.81
Diluted Earnings Per Share Attributable to Common Stock	$0.21	$0.17	$1.25	$0.81
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,168	7,145	7,165	7,166
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,200	7,170	7,194	7,192
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$1,874	$1,563	$9,816	$6,526
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $6, $(8), $2 and $(59) attributable to noncontrolling interest), net of taxes of $41, $(135), $4 and $(197)	301	305	192	(1,549)
Securities:
Net unrealized gains (losses), net of taxes of $6, $5, $(12) and $27	20	14	(35)	80
Reclassification adjustment included in net income, net of taxes of $0, $0, $(1) and $0	(1)	—	(3)	—
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(242), $168, $(106) and $(803)	(909)	631	(398)	(3,026)
Reclassification adjustment included in net income, net of taxes of $6, $4, $12 and $4	22	17	46	17
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(165), $(150), $(330) and $(301)	(507)	(461)	(1,011)	(922)
Other comprehensive income (loss)	(1,074)	506	(1,209)	(5,400)
Total comprehensive income	800	2,069	8,607	1,126
Less: Total comprehensive income attributable to noncontrolling interest	(310)	(274)	(698)	(576)
Total Comprehensive Income Attributable to AT&T	$490	$1,795	$7,909	$550
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$11,869	$9,740
Accounts receivable – net of related allowances for credit loss of $843 and $1,221	15,771	20,215
Inventories	2,810	3,695
Prepaid and other current assets	32,419	18,358
Total current assets	62,869	52,008
Noncurrent Inventories and Theatrical Film and Television Production Costs	16,271	14,752
Property, plant and equipment	322,259	327,751
Less: accumulated depreciation and amortization	(198,668)	(200,436)
Property, Plant and Equipment – Net	123,591	127,315
Goodwill	134,626	135,259
Licenses – Net	87,962	93,840
Trademarks and Trade Names – Net	22,276	23,297
Distribution Networks – Net	12,875	13,793
Other Intangible Assets – Net	12,736	15,386
Investments in and Advances to Equity Affiliates	1,853	1,780
Operating Lease Right-Of-Use Assets	24,390	24,714
Deposits on Wireless Licenses	23,663	—
Other Assets	21,598	23,617
Total Assets	$544,710	$525,761
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$24,016	$3,470
Accounts payable and accrued liabilities	49,429	50,051
Advanced billings and customer deposits	4,932	6,176
Dividends payable	3,749	3,741
Total current liabilities	82,126	63,438
Long-Term Debt	155,767	153,775
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	61,732	60,472
Postemployment benefit obligation	14,876	18,276
Operating lease liabilities	21,637	22,202
Other noncurrent liabilities	28,726	28,358
Total deferred credits and other noncurrent liabilities	126,971	129,308
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at June 30, 2021 and December 31, 2020):
Series A (48,000 issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Series B (20,000 issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Series C (70,000 issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2021 and December 31, 2020: issued 7,620,748,598 at June 30, 2021 and December 31, 2020)	7,621	7,621
Additional paid-in capital	129,941	130,175
Retained earnings	38,947	37,457
Treasury stock (480,891,895 at June 30, 2021 and 494,826,583 at December 31, 2020, at cost)	(17,332)	(17,910)
Accumulated other comprehensive income	3,119	4,330
Noncontrolling interest	17,550	17,567
Total stockholders’ equity	179,846	179,240
Total Liabilities and Stockholders’ Equity	$544,710	$525,761
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2021	2020
Operating Activities
Net income	$9,816	$6,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,570	14,507
Amortization of film and television costs	6,256	3,985
Undistributed earnings from investments in equity affiliates	15	64
Provision for uncollectible accounts	596	1,199
Deferred income tax expense	1,772	653
Net (gain) loss on investments, net of impairments	(237)	(705)
Pension and postretirement benefit expense (credit)	(1,899)	(1,495)
Actuarial (gain) loss on pension and postretirement benefits	(2,647)	—
Asset impairments and abandonments	4,555	2,442
Changes in operating assets and liabilities:
Receivables	1,415	2,522
Other current assets, inventories and theatrical film and television production costs	(6,985)	(5,592)
Accounts payable and other accrued liabilities	(4,298)	(3,847)
Equipment installment receivables and related sales	811	226
Deferred customer contract acquisition and fulfillment costs	410	322
Postretirement claims and contributions	(207)	(228)
Other - net	(106)	346
Total adjustments	11,021	14,399
Net Cash Provided by Operating Activities	20,837	20,925
Investing Activities
Capital expenditures	(7,992)	(9,432)
Acquisitions, net of cash acquired	(23,169)	(1,174)
Dispositions	635	347
Other - net	(105)	(19)
Net Cash Used in Investing Activities	(30,631)	(10,278)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	76	498
Issuance of other short-term borrowings	16,440	8,440
Repayment of other short-term borrowings	(857)	(5,975)
Issuance of long-term debt	9,097	21,060
Repayment of long-term debt	(1,155)	(17,284)
Payment of vendor financing	(2,994)	(1,354)
Issuance of preferred stock	—	3,869
Purchase of treasury stock	(185)	(5,480)
Issuance of treasury stock	85	84
Dividends paid	(7,571)	(7,474)
Other - net	(1,036)	(2,295)
Net Cash Provided by (Used in) Financing Activities	11,900	(5,911)
Net increase in cash and cash equivalents and restricted cash	2,106	4,736
Cash and cash equivalents and restricted cash beginning of year	9,870	12,295
Cash and Cash Equivalents and Restricted Cash End of Period	$11,976	$17,031
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$129,856		$129,966		$130,175		$126,279
Repurchase and acquisition of common stock		—		—		—		67
Issuance of preferred stock		—		—		—		3,869
Issuance of treasury stock		(5)		(7)		(75)		(54)
Share-based payments		90		87		(159)		(115)
Balance at end of period		$129,941		$130,046		$129,941		$130,046
Retained Earnings
Balance at beginning of period		$41,154		$58,534		$37,457		$57,936
Cumulative effect of accounting change and other adjustments		—		—		—		(293)
Adjusted beginning balance		41,154		58,534		37,457		57,643
Net income attributable to AT&T		1,570		1,281		9,120		5,891
Preferred stock dividends		(35)		(36)		(152)		(68)
Common stock dividends ($0.52, $0.52, $1.04 and $1.04 per share)		(3,742)		(3,734)		(7,478)		(7,421)
Balance at end of period		$38,947		$56,045		$38,947		$56,045
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(481)	$(17,342)	(496)	$(17,957)	(495)	$(17,910)	(366)	$(13,085)
Repurchase and acquisition of common stock	(1)	(39)	—	(34)	(7)	(215)	(148)	(5,581)
Reissuance of treasury stock	1	49	1	46	21	793	19	721
Balance at end of period	(481)	$(17,332)	(495)	$(17,945)	(481)	$(17,332)	(495)	$(17,945)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$4,199		$(385)		$4,330		$5,470
Other comprehensive income attributable to AT&T		(1,080)		514		(1,211)		(5,341)
Balance at end of period		$3,119		$129		$3,119		$129
Noncontrolling Interest
Balance at beginning of period		$17,591		$17,670		$17,567		$17,713
Cumulative effect of accounting change and other adjustments		—		—		—		(7)
Adjusted beginning balance		17,591		17,670		17,567		17,706
Net income attributable to noncontrolling interest		304		282		696		635
Issuance and acquisition by noncontrolling owners		—		—		—		1
Distributions		(351)		(387)		(715)		(726)
Translation adjustments attributable to noncontrolling interest, net of taxes		6		(8)		2		(59)
Balance at end of period		$17,550		$17,557		$17,550		$17,557
Total Stockholders' Equity at beginning of period		$183,079		$195,449		$179,240		$201,934
Total Stockholders' Equity at end of period		$179,846		$193,453		$179,846		$193,453
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2021

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

All significant intercompany transactions are eliminated in the consolidation process. Investments in subsidiaries and partnerships which we do not control but have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included in our results on a one quarter lag. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items.

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2021 and 2020, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$1,514	$1,229	$9,014	$5,807
Dilutive potential common shares:
Share-based payment	5	5	11	11
Numerator for diluted earnings per share	$1,519	$1,234	$9,025	$5,818
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,168	7,145	7,165	7,166
Dilutive potential common shares:
Share-based payment (in shares)	32	25	29	26
Denominator for diluted earnings per share	7,200	7,170	7,194	7,192

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	190		(35)		(398)		—		(243)
Amounts reclassified from accumulated OCI	—	1	(3)	1	46	2	(1,011)	3	(968)
Net other comprehensive income (loss)	190		(38)		(352)		(1,011)		(1,211)
Balance as of June 30, 2021	$(3,736)		$73		$(1,131)		$7,913		$3,119

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income (loss) before reclassifications	(1,490)		80		(3,026)		—		(4,436)
Amounts reclassified from accumulated OCI	—	1	—	1	17	2	(922)	3	(905)
Net other comprehensive income (loss)	(1,490)		80		(3,009)		(922)		(5,341)
Balance as of June 30, 2020	$(4,546)		$128		$(3,046)		$7,593		$129
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
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the first quarter of 2021, we recast our segment results for all prior periods to reflect the following:
•Communications segment results were recast to remove the held-for-sale businesses, principally Video, instead reporting those results in Corporate and Other. Additionally, we refined the allocation of shared infrastructure and deferred customer acquisition costs between Consumer Wireline and Video.
•WarnerMedia segment results reflect our operation of WarnerMedia as one integrated organization.

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

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery Inc. (See Note 8)

Effective January 1, 2021, we updated our reporting units to reflect recent changes in how WarnerMedia, an integrated content organization that distributes across various platforms, is managed and evaluated. With this operational change, the reporting unit is deemed to be the operating segment. The previous reporting units, Turner, Home Box Office, Warner Bros., and Xandr, and the new WarnerMedia reporting unit were tested for goodwill impairment on January 1, 2021, for which there was none.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:
•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.
•Mexico provides wireless service and equipment to customers in Mexico.

On July 21, 2021, we entered into an agreement to sell our Vrio business to Grupo Werthein (see Note 8). The transaction is expected to close within one year. We applied held-for-sale accounting to Vrio as of June 30, 2021, and continue to present the Vrio results within the Latin America segment consistent with how performance was assessed and resource allocation decisions were made through June 30, 2021.

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
•Video, which consists of our held-for-sale U.S. video operations, which provides video, including over-the-top (OTT) services and also sells multiplatform advertising services.
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
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$18,936	$10,911	$8,025	$2,023	$6,002	$—	$6,002
Business Wireline	6,052	3,709	2,343	1,293	1,050	—	1,050
Consumer Wireline	3,140	2,083	1,057	769	288	—	288
Total Communications	28,128	16,703	11,425	4,085	7,340	—	7,340
WarnerMedia	8,791	6,934	1,857	165	1,692	47	1,739
Latin America
Vrio	749	660	89	114	(25)	2	(23)
Mexico	688	667	21	150	(129)	—	(129)
Total Latin America	1,437	1,327	110	264	(154)	2	(152)
Segment Total	38,356	24,964	13,392	4,514	8,878	$49	$8,927
Corporate and Other
Corporate[1]	361	1,160	(799)	30	(829)
Video	6,639	5,275	1,364	148	1,216
Acquisition-related items	—	—	—	1,069	(1,069)
Certain significant items	—	4,555	(4,555)	—	(4,555)
Eliminations and consolidations	(1,311)	(939)	(372)	—	(372)
AT&T Inc.	$44,045	$35,015	$9,030	$5,761	$3,269
[1]Operations and Support Expenses include $672 for the reclassification of prior service credit amortization.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,149	$9,332	$7,817	$2,012	$5,805	$—	$5,805
Business Wireline	6,305	3,714	2,591	1,301	1,290	—	1,290
Consumer Wireline	3,051	1,928	1,123	730	393	—	393
Total Communications	26,505	14,974	11,531	4,043	7,488	—	7,488
WarnerMedia	6,728	4,656	2,072	164	1,908	4	1,912
Latin America
Vrio	752	661	91	127	(36)	8	(28)
Mexico	480	538	(58)	115	(173)	—	(173)
Total Latin America	1,232	1,199	33	242	(209)	8	(201)
Segment Total	34,465	20,829	13,636	4,449	9,187	$12	$9,199
Corporate and Other
Corporate[1]	589	1,069	(480)	99	(579)
Video	7,021	5,809	1,212	593	619
Acquisition-related items	—	211	(211)	2,145	(2,356)
Certain significant items	—	3,084	(3,084)	—	(3,084)
Eliminations and consolidations	(1,125)	(869)	(256)	(1)	(255)
AT&T Inc.	$40,950	$30,133	$10,817	$7,285	$3,532
[1]Operations and Support Expenses include $611 for the reclassification of prior service credit amortization.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$37,970	$21,929	$16,041	$4,037	$12,004	$—	$12,004
Business Wireline	12,098	7,419	4,679	2,571	2,108	—	2,108
Consumer Wireline	6,238	4,114	2,124	1,531	593	—	593
Total Communications	56,306	33,462	22,844	8,139	14,705	—	14,705
WarnerMedia	17,317	13,337	3,980	328	3,652	117	3,769
Latin America
Vrio	1,492	1,321	171	231	(60)	(2)	(62)
Mexico	1,319	1,287	32	295	(263)	—	(263)
Total Latin America	2,811	2,608	203	526	(323)	(2)	(325)
Segment Total	76,434	49,407	27,027	8,993	18,034	$115	$18,149
Corporate and Other
Corporate[1]	787	2,373	(1,586)	65	(1,651)
Video	13,364	10,935	2,429	312	2,117
Acquisition-related items	—	37	(37)	2,200	(2,237)
Certain significant items	—	4,612	(4,612)	—	(4,612)
Eliminations and consolidations	(2,601)	(1,880)	(721)	—	(721)
AT&T Inc.	$87,984	$65,484	$22,500	$11,570	$10,930
[1]Operations and Support Expenses include $1,341 for the reclassification of prior service credit amortization.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$34,551	$18,901	$15,650	$4,057	$11,593	$—	$11,593
Business Wireline	12,571	7,601	4,970	2,587	2,383	—	2,383
Consumer Wireline	6,162	3,807	2,355	1,442	913	—	913
Total Communications	53,284	30,309	22,975	8,086	14,889	—	14,889
WarnerMedia	14,493	10,261	4,232	325	3,907	19	3,926
Latin America
Vrio	1,639	1,444	195	274	(79)	12	(67)
Mexico	1,183	1,252	(69)	249	(318)	—	(318)
Total Latin America	2,822	2,696	126	523	(397)	12	(385)
Segment Total	70,599	43,266	27,333	8,934	18,399	$31	$18,430
Corporate and Other
Corporate[1]	1,123	2,081	(958)	189	(1,147)
Video	14,428	11,829	2,599	1,184	1,415
Acquisition-related items	—	393	(393)	4,201	(4,594)
Certain significant items	—	2,426	(2,426)	—	(2,426)
Eliminations and consolidations	(2,421)	(1,791)	(630)	(1)	(629)
AT&T Inc.	$83,729	$58,204	$25,525	$14,507	$11,018
[1]Operations and Support Expenses include $1,223 for the reclassification of prior service credit amortization.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Communications	$7,340	$7,488	$14,705	$14,889
WarnerMedia	1,739	1,912	3,769	3,926
Latin America	(152)	(201)	(325)	(385)
Segment Contribution	8,927	9,199	18,149	18,430
Reconciling Items:
Corporate and Other	(829)	(579)	(1,651)	(1,147)
Video	1,216	619	2,117	1,415
Merger costs	—	(211)	(37)	(393)
Amortization of intangibles acquired	(1,069)	(2,145)	(2,200)	(4,201)
Asset impairments and abandonments	(4,555)	(2,319)	(4,555)	(2,442)
Gain on spectrum transaction[1]	—	—	—	900
Employee separation costs and benefit-related losses	—	(765)	(57)	(884)
Segment equity in net income of affiliates	(49)	(12)	(115)	(31)
Eliminations and consolidations	(372)	(255)	(721)	(629)
AT&T Operating Income	3,269	3,532	10,930	11,018
Interest Expense	1,684	2,041	3,554	4,059
Equity in net income (loss) of affiliates	41	(10)	93	(16)
Other income (expense) - net	999	1,017	5,220	1,820
Income Before Income Taxes	$2,625	$2,498	$12,689	$8,763
1Included as a reduction of "Selling, general and administrative expenses" in the consolidated statement of income.

The following tables presents intersegment revenues and assets by segment:

Intersegment Reconciliation
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Intersegment Revenues
Communications	$3	$2	$6	$4
WarnerMedia	840	774	1,678	1,591
Latin America	—	—	—	—
Total Intersegment Revenues	843	776	1,684	1,595
Consolidations	468	349	917	826
Eliminations and consolidations	$1,311	$1,125	$2,601	$2,421

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit, prior period amounts have been recast to conform to the current period presentation with our first quarter 2021 segment updates (see Note 4).

For the three months ended June 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$14,252	$—	$—	$—	$447	$27	$—	$14,726
Video service	—	—	—	—	749	6,197	—	6,946
Business service	—	5,860	—	—	—	—	—	5,860
Broadband	—	—	2,266	—	—	—	—	2,266
Subscription	—	—	—	3,961	—	—	—	3,138
DTC (HBO Max)[1]	—	—	—	—	—	—	(253)
Other[2]	—	—	—	—	—	—	(570)
Content	—	—	—	3,492	—	—	—	2,876
DTC (HBO Max)[3]	—	—	—	(392)	—	—	—
Other[3]	—	—	—	(224)	—	—	—
Advertising	94	—	—	1,739	—	410	(410)	1,833
Legacy voice and data	—	—	504	—	—	113	—	617
Other	—	—	336	215	—	221	(78)	694
Total Service	14,346	5,860	3,106	8,791	1,196	6,968	(1,311)	38,956
Equipment	4,590	192	34	—	241	32	—	5,089
Total	$18,936	$6,052	$3,140	$8,791	$1,437	$7,000	$(1,311)	$44,045
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($162 with Mobility and $91 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia.
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$13,611	$—	$—	$—	$345	$179	$—	$14,135
Video service	—	—	—	—	752	6,685	—	7,437
Business service	—	6,101	—	—	—	78	—	6,179
Broadband	—	—	2,092	—	—	—	—	2,092
Subscription	—	—	—	3,265	—	—	—	2,500
DTC (HBO Max)	—	—	—	—	—	—	(61)
Other[1]	—	—	—	—	—	—	(704)
Content	—	—	—	3,694	—	—	—	2,208
DTC (HBO Max)[2]	—	—	—	(1,248)	—	—	—
Other[3]	—	—	—	(238)	—	—	—
Advertising	58	—	—	1,171	—	294	(294)	1,229
Legacy voice and data	—	—	560	—	—	153	—	713
Other	—	—	398	84	—	142	(66)	558
Total Service	13,669	6,101	3,050	6,728	1,097	7,531	(1,125)	37,051
Equipment	3,480	204	1	—	135	79	—	3,899
Total	$17,149	$6,305	$3,051	$6,728	$1,232	$7,610	$(1,125)	$40,950
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($37 with Mobility and $24 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia.
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$28,217	$—	$—	$—	$886	$37	$—	$29,140
Video service	—	—	—	—	1,492	12,493	—	13,985
Business service	—	11,732	—	—	—	70	—	11,802
Broadband	—	—	4,471	—	—	—	—	4,471
Subscription	—	—	—	7,791	—	—		6,148
DTC (HBO Max)[1]	—	—	—	—	—	—	(488)
Other[2]	—	—	—	—	—	—	(1,155)
Content	—	—	—	6,912	—	—	—	5,653
DTC (HBO Max)[3]	—	—	—	(723)	—	—	—
Other[3]	—	—	—	(536)	—	—	—
Advertising	177	—	—	3,476	—	798	(798)	3,653
Legacy voice and data	—	—	1,023	—	—	237	—	1,260
Other	—	—	668	397	—	443	(160)	1,348
Total Service	28,394	11,732	6,162	17,317	2,378	14,078	(2,601)	77,460
Equipment	9,576	366	76	—	433	73	—	10,524
Total	$37,970	$12,098	$6,238	$17,317	$2,811	$14,151	$(2,601)	$87,984
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($307 with Mobility and $181 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia.
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$27,503	$—	$—	$—	$812	$295	$—	$28,610
Video service	—	—	—	—	1,639	13,669	—	15,308
Business service	—	12,192	—	—	—	155	—	12,347
Broadband	—	—	4,201	—	—	—	—	4,201
Subscription	—	—	—	6,665	—	—	—	5,106
DTC (HBO Max)[1]	—	—	—	—	—	—	(61)
Other[2]	—	—	—	—	—	—	(1,498)
Content	—	—	—	6,997	—	—	—	4,880
DTC (HBO Max)[3]	—	—	—	(1,649)	—	—	—
Other[3]	—	—	—	(468)	—	—	—
Advertising	134	—	—	2,636	—	707	(707)	2,770
Legacy voice and data	—	—	1,141	—	—	287	—	1,428
Other	—	—	817	312	—	310	(155)	1,284
Total Service	27,637	12,192	6,159	14,493	2,451	15,423	(2,421)	75,934
Equipment	6,914	379	3	—	371	128	—	7,795
Total	$34,551	$12,571	$6,162	$14,493	$2,822	$15,551	$(2,421)	$83,729
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($37 with Mobility and $24 with Consumer Wireline).
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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2021	2020
Deferred Acquisition Costs
Prepaid and other current assets	$3,750	$3,087
Other Assets	2,901	3,198
Total deferred customer contract acquisition costs	$6,651	$6,285
Deferred Fulfillment Costs
Prepaid and other current assets	$4,720	$4,118
Other Assets	4,256	5,634
Total deferred customer contract fulfillment costs	$8,976	$9,752

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Deferred customer contract acquisition and fulfillment costs included in “Prepaid and other current assets” at June 30, 2021, include $1,465 of deferred acquisition costs ($414 of which were reclassified from “Other Assets”) and $2,116 of deferred fulfillment costs ($916 of which were reclassified from “Other Assets”) principally for our Video business, reflecting the held-for-sale treatment (see Note 8).

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2021	2020
Deferred acquisition cost amortization	$1,623	$1,278
Deferred fulfillment cost amortization	2,422	2,636

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2021	2020
Contract asset	$4,072	$3,501
Current portion in “Prepaid and other current assets”	2,642	2,054
Contract liability	6,431	6,879
Current portion in “Advanced billings and customer deposits”	4,735	6,071
Current portion in “Accounts payable and accrued liabilities”	1,100	—

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $5,023.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,528, of which we expect to recognize approximately 82% by the end of 2022, with the balance recognized thereafter. Approximately $2,027 of the $42,528 remaining performance obligation relates to the Video business.

AT&T INC.
JUNE 30, 2021

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

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. We anticipate total distributions from the pension plan will exceed the threshold of service and interest costs for 2021, requiring us to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter-end in 2021, as we expect settlements to occur during each quarter. These remeasurements resulted in the recognition of an actuarial gain of $2,844 for the first quarter and an actuarial loss of $197 for the second quarter, totaling $2,647 gain for the six months ended June 30, 2021.

As part of our 2021 remeasurements, we updated the weighted-average discount rate used to measure our pension benefit obligation from 2.70% at December 31, 2020 to 3.30% at March 31, 2021, and to 3.00% at June 30, 2021. The discount rate in effect for determining pension service and interest costs after our June 30 remeasurement is 3.30% and 2.30% respectively. The remeasurements also reflect actual returns on pension plan assets of 4.29% (six-month rate) relative to our expected long-term rate of 6.75% (annual rate).

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension (credit) cost is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Pension cost:
Service cost – benefits earned during the period	$228	$258	$482	$515
Interest cost on projected benefit obligation	339	422	630	844
Expected return on assets	(850)	(890)	(1,727)	(1,779)
Amortization of prior service credit	(36)	(29)	(72)	(57)
Actuarial (gain) loss	197	—	(2,647)	—
Net pension (credit) cost	$(122)	$(239)	$(3,334)	$(477)

Postretirement cost:
Service cost – benefits earned during the period	$12	$13	$23	$26
Interest cost on accumulated postretirement benefit obligation	52	104	105	208
Expected return on assets	(38)	(45)	(76)	(89)
Amortization of prior service credit	(635)	(582)	(1,269)	(1,164)
Net postretirement (credit) cost	$(609)	$(510)	$(1,217)	$(1,019)
Combined net pension and postretirement (credit) cost	$(731)	$(749)	$(4,551)	$(1,496)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $11 and $19 in the second quarter and $23 and $38 for the first six months of 2021 and 2020, respectively.

AT&T INC.
JUNE 30, 2021

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$171,445	$199,544	$155,209	$187,224
Commercial paper	6,571	6,571	—	—
Investment securities[2]	3,300	3,300	3,249	3,249
[1]Includes credit agreement borrowings. Amounts at June 30, 2021 exclude $200 associated with Video business and $35 associated with Vrio, which were classified as held-for-sale (see Note 8).
[2]Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2021 and December 31, 2020. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,142	$—	$—	$1,142
International equities	213	—	—	213
Fixed income equities	231	—	—	231
Available-for-Sale Debt Securities	—	1,420	—	1,420
Asset Derivatives
Cross-currency swaps	—	856	—	856
Foreign exchange contracts	—	7	—	7
Liability Derivatives
Cross-currency swaps	—	(2,207)	—	(2,207)
Foreign exchange contracts	—	(17)	—	(17)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,010	$—	$—	$1,010
International equities	180	—	—	180
Fixed income equities	236	—	—	236
Available-for-Sale Debt Securities	—	1,479	—	1,479
Asset Derivatives
Cross-currency swaps	—	1,721	—	1,721
Foreign exchange contracts	—	6	—	6
Liability Derivatives
Cross-currency swaps	—	(1,814)	—	(1,814)
Foreign exchange contracts	—	(9)	—	(9)

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
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Total gains (losses) recognized on equity securities	$87	$161	$142	$(42)
Gains (Losses) recognized on equity securities sold	—	9	—	(24)
Unrealized gains (losses) recognized on equity securities held at end of period	$87	$152	$142	$(18)

At June 30, 2021, available-for-sale debt securities totaling $1,420 have maturities as follows - less than one year: $51; one to three years: $195; three to five years: $186; five or more years: $988.

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

We also designate some of our cross-currency swaps as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt. The changes in fair values of cross-currency swaps attributable to the cross-currency basis spread are considered excluded components.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. In instances where we have designated excluded components related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings through the swap accrual. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2021 and 2020, no ineffectiveness was measured on fair value hedges.

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
JUNE 30, 2021

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $81 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheets. Net losses on net investment hedges recognized in accumulated OCI in the second quarter were $19 and net gains for the first six months of 2021 were $51.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2021, we had posted collateral of $68 (a deposit asset) and held collateral of $398 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in June, we would have been required to post additional collateral of $57. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $1,550. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $3. At December 31, 2020, we had posted collateral of $53 (a deposit asset) and held collateral of $694 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2021	2020
Cross-currency swaps	$42,186	$40,745
Foreign exchange contracts	516	90
Total	$42,702	$40,835

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2021	2020	2021	2020
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$(14)	$(2)	$(4)
Gain (Loss) on long-term debt	1	14	2	4
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	16	—	(32)	—
Gain (Loss) on long-term debt	(16)	—	32	—
Gain (Loss) recognized in accumulated OCI	2	—	1	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2021	2020	2021	2020
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(1,149)	$809	$(505)	$(3,170)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(4)	2	—	(11)
Other income (expense) - net reclassified from accumulated OCI into income	(5)	(3)	(10)	13
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	(12)	—	(648)
Interest income (expense) reclassified from accumulated OCI into income	(23)	(18)	(48)	(34)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auction On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406 to date. The licenses were granted by the FCC in July 2021 and remain subject to clearing. We estimate that we will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum, expected by the end of 2021, and $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we will be responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators. Cash paid, including deposits and refunds, for spectrum and capitalized interest is included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

The amounts deposited toward the acquisition of the licenses and capitalized interest were reported as “Deposits on Wireless Licenses” on our consolidated balance sheet as of June 30, 2021, and were reclassified to “Licenses - Net” upon receipt in July 2021. Interest is capitalized until the spectrum is ready for its intended use.
Dispositions
Video Business On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV (New DTV), which is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions. We began accounting for our investment in New DTV under the equity method, effective August 1, 2021. After the close of the transaction, New DTV issued $6,200 of long-term debt on August 2, 2021.

In connection with the transaction, we contributed our U.S. Video business unit to New DTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units (collectively “equity considerations”). Upon close, we received approximately $7,130 in cash from New DTV ($7,600, net of $470 cash on hand) and transferred $195 of DIRECTV debt. TPG contributed approximately $1,800 in cash to New DTV for $1,800 of senior preferred units and a 30% economic interest in common units. As part of this transaction, we agreed to pay net losses under the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract.

Due to the timing of the transaction, the separation of shared operations, and finalization of commercial and transition service arrangements, our assessment of the third-quarter 2021 financial impacts of the sale is ongoing.

Under separate transition services agreements, we will provide New DTV certain operational support for up to three years. We also have entered into commercial arrangements, for up to five years, to provide network transport for U-verse products and sales services.

AT&T INC.
JUNE 30, 2021

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

The historical characteristics of the assets and liabilities of the Video operations, using June 30, 2021 balances, is as follows:

Assets held-for-sale:
Current assets	$3,616
Property, plant and equipment - net	2,572
Licenses, net	5,798
Other intangible assets, net	1,634
Other assets	1,846
Total Video assets (included in “Prepaid and other current assets” beginning first quarter 2021)	$15,466

Liabilities related to assets held-for-sale:
Current liabilities	$3,592
Long-term debt	206
Other noncurrent liabilities	351
Total Video liabilities (included in “Accounts payable and accrued liabilities” beginning first quarter 2021)	$4,149

Pending Dispositions
WarnerMedia On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery, Inc. (Discovery). The agreement is structured as a Reverse Morris Trust transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend, an exchange offer, or a combination of both, followed by its combination with Discovery. The transaction is expected to be tax-free to AT&T and AT&T’s shareholders. AT&T will receive approximately $43,000 (subject to adjustment) in a combination of cash, debt securities, and WarnerMedia’s retention of certain debt; and AT&T’s shareholders will receive stock representing approximately 71% of the new company; Discovery shareholders will own approximately 29% of the new company. The transaction is expected to close in mid-2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. No vote is required by AT&T shareholders.

The merger agreement contains certain customary termination rights for AT&T and Discovery, including, without limitation, a right for either party to terminate if the transaction is not completed on or before July 15, 2023. Termination under specified circumstances will require Discovery to pay AT&T a termination fee of $720 or AT&T to pay Discovery a termination fee of $1,770.

Magallanes, Inc. (Spinco), a subsidiary of AT&T, entered into a $41,500 commitment letter (Bridge Loan) on May 17, 2021. On June 4, 2021, Spinco entered into a $10,000 term loan credit agreement (Spinco Term Loan) and reduced the aggregate commitment amount under the Bridge Loan to $31,500. There have been no draws on the Bridge Loan or the Spinco Term Loan. In the event advances are made under the Bridge Loan or Spinco Term Loan, those advances will be used by Spinco to finance a portion of the cash distribution to AT&T in connection with the transaction.

Also, on June 23, 2021, we entered into an agreement to sell WarnerMedia’s mobile games app studio, Playdemic Ltd. (Playdemic), to Electronic Arts (EA) for approximately $1,400 in cash. Playdemic was excluded from the pending WarnerMedia/Discovery transaction. In the second quarter of 2021, we classified Playdemic as held-for-sale and included $564 of goodwill in “Prepaid and other current assets,” on our consolidated balance sheet at June 30, 2021. This transaction is subject to customary regulatory approvals and is expected to close by the end of 2021.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Vrio On July 21, 2021, we entered into an agreement to sell our Latin America video operations, Vrio, to Grupo Werthein. In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. At June 30, 2021, our consolidated balance sheet included $883 of Vrio held-for-sale assets reported in “Prepaid and other current assets,” primarily related to deferred customer contract acquisition and fulfillment costs, prepaids and other deferred charges, and $2,849 of related liabilities reported in “Accounts payable and accrued liabilities,” primarily for reserves associated with accumulated foreign currency translation adjustments, which will reverse against accumulated other comprehensive income upon close of the transaction.

The transaction is expected to close in early 2022, pending customary closing conditions. We will retain our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.

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

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	June 30, 2021		December 31, 2020
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,775	$3,714	$5,565	$3,909
Balance sheet classification
Accounts receivable
Notes receivable	1,933	—	2,716	—
Trade receivables	435	3,518	554	3,715
Other Assets
Noncurrent notes and trade receivables	1,407	196	2,295	194

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	9,454	5,891	7,827	5,300
Cash proceeds received, net of remittances[1]	6,735	5,891	5,646	5,300
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

AT&T INC.
JUNE 30, 2021

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

The following table sets forth a summary of equipment installment receivables sold under this program during the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross receivables sold	$2,009	$1,506	$5,944	$3,873
Net receivables sold[1]	1,963	1,449	5,789	3,722
Cash proceeds received	1,731	1,225	5,250	3,175
Deferred purchase price recorded	292	232	706	585
Guarantee obligation recorded	81	27	227	71
[1]Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

The deferred purchase price and guarantee obligation are initially recorded at estimated fair value and subsequently adjusted for changes in present value of expected cash flows. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties and contemplate changes in value after the launch of a device model. The fair value measurements used for the deferred purchase price and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of repurchased receivables	$350	$285	$623	$573
Carrying value of deferred purchase price	326	281	579	558
Gain on repurchases[1]	$24	$4	$44	$15
[1]These gains are included in "Selling, general and administrative" in the consolidated statements of income.

At June 30, 2021 and December 31, 2020, our deferred purchase price receivable was $2,631 and $1,991, respectively, of which $1,639 and $1,476 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2021 and December 31, 2020 was $289 and $228, respectively, of which $92 and $161 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program
We have a revolving agreement to transfer up to $6,000 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,714 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table sets forth a summary of receivables sold:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross receivables sold/cash proceeds received[1]	$5,137	$3,805	$10,341	$8,027
Total collections under revolving agreement[2]	5,001	3,805	9,750	7,027
Net cash proceeds received	$136	$—	$591	$1,000

Net receivables sold[3]	$5,132	$3,819	$10,257	$7,957
Obligations recorded (reversed)	(131)	(12)	11	114
[1]Includes initial sales of receivables of $0 for each of the three months and $700 and $1,000 for the six months ended June 30, 2021 and 2020, respectively.
[2]Includes collections of $0 for each of the three months and $109 and $0 for the six months ended June 30, 2021 and 2020, respectively, that were not reinvested under the revolving agreement.
[3]Receivables net of allowance, return and incentive reserves and imputed interest.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$1,431	$1,449	$2,889	$2,826

Finance lease cost:
Amortization of right-of-use assets	$70	$73	$139	$140
Interest on lease obligation	41	36	80	77
Total finance lease cost	$111	$109	$219	$217

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides supplemental cash flows information related to leases:

	Six months ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$2,509	$2,424
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	2,349	2,895

The following tables set forth supplemental balance sheet information related to leases:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$24,390	$24,714

Accounts payable and accrued liabilities	$3,651	$3,537
Operating lease obligation	21,637	22,202
Total operating lease obligation	$25,288	$25,739
Finance Leases
Property, plant and equipment, at cost	$2,755	$3,586
Accumulated depreciation and amortization	(1,106)	(1,361)
Property, plant and equipment, net	$1,649	$2,225

Current portion of long-term debt	$161	$189
Long-term debt	1,606	1,847
Total finance lease obligation	$1,767	$2,036

	June 30,
	2021	2020
Weighted-Average Remaining Lease Term (years)
Operating leases	8.3	8.5
Finance leases	8.8	10.2

Weighted-Average Discount Rate
Operating leases	3.9%	4.2%
Finance leases	8.0%	8.2%

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides the expected future minimum maturities of lease obligations:

At June 30, 2021	Operating	Finance
	Leases	Leases
Remainder of 2021	$2,484	$143
2022	4,829	290
2023	4,400	277
2024	3,864	257
2025	3,127	251
Thereafter	12,203	1,344
Total lease payments	30,907	2,562
Less: imputed interest	(5,619)	(795)
Total	$25,288	$1,767

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$11,869	$16,941	$9,740	$12,130
Restricted cash in Prepaid and other current assets	6	3	9	69
Restricted cash in Other Assets	101	87	121	96
Cash and Cash Equivalents and Restricted Cash	$11,976	$17,031	$9,870	$12,295

The following table summarizes cash paid during the periods for interest, income taxes and spectrum:

Consolidated Statements of Cash Flows	Six months ended
	June 30,
Cash paid (received) during the period for:	2021	2020
Interest	$3,861	$4,202
Income taxes, net of refunds	418	(214)
Spectrum acquisitions[1]	22,886	1,046
[1] Included as cash paid for “Acquisitions, net of cash acquired” on our consolidated statement of cash flows. Excludes interest during construction.

The following table summarizes interest capitalized during construction:
	Six months ended
	June 30,
Interest during construction:	2021	2020
Capital expenditures	$(94)	$(60)
Spectrum[1]	(257)	—
Interest During Construction	$(351)	$(60)
[1] Included in “Acquisitions, net of cash acquired” on our consolidated statement of cash flows.

AT&T INC.
JUNE 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the six months ended June 30, 2021 and 2020, we recorded vendor financing commitments related to capital investments of approximately $1,778 and $1,680.

Total vendor financing payables included in our June 30, 2021 consolidated balance sheet were approximately $2,948, with $2,149 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

Debt Transactions At June 30, 2021, our debt obligations totaled $179,783. Our debt activity during the six months ended June 30, 2021 primarily consisted of the following:

	First Quarter	Second Quarter	Six months ended June 30, 2021
Net commercial paper borrowings	$7,072	$(513)	$6,559
Issuance of Notes and Debentures[1]:
U.S. dollar denominated global notes	$6,000	$—	$6,000
Initial average rate of 1.27%
Euro denominated global notes	1,461	—	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350	—	7,350
BAML Bilateral Term Loan	2,000	—	2,000
Private financing	750	—	750
Other	636	—	636
Debt Issuances	$18,197	$—	$18,197

Repayments:
Private financing	$(649)	$—	$(649)
Other	(253)	(253)	(506)
Repayments of long-term debt	$(902)	$(253)	$(1,155)
1 Includes credit agreement borrowings.

Credit Facilities
On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. As of June 30, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a 0.75 year $1,000 facility due December 31, 2021 (BAML Tranche A Facility), and (ii) a 1.75 year $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At June 30, 2021, $2,000 was outstanding under these facilities.

AT&T INC.
JUNE 30, 2021

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

In the first quarter of 2021, we recast our segment results for all prior periods to reflect the following:
•Communications segment results were recast to remove the held-for-sale businesses, principally Video, instead reporting those results in Corporate and Other. Additionally, we refined the allocation of shared infrastructure and deferred customer acquisition costs between Consumer Wireline and Video.
•WarnerMedia segment results reflect our operation of WarnerMedia as one integrated organization.

	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating Revenues
Communications	$28,128	$26,505	6.1%	$56,306	$53,284	5.7%
WarnerMedia	8,791	6,728	30.7	17,317	14,493	19.5
Latin America	1,437	1,232	16.6	2,811	2,822	(0.4)
Corporate	361	589	(38.7)	787	1,123	(29.9)
Video	6,639	7,021	(5.4)	13,364	14,428	(7.4)
Eliminations and consolidation	(1,311)	(1,125)	(16.5)	(2,601)	(2,421)	(7.4)
AT&T Operating Revenues	44,045	40,950	7.6	87,984	83,729	5.1

Operating Contribution
Communications	7,340	7,488	(2.0)	14,705	14,889	(1.2)
WarnerMedia	1,739	1,912	(9.0)	3,769	3,926	(4.0)
Latin America	(152)	(201)	24.4	(325)	(385)	15.6
Segment Operating Contribution	$8,927	$9,199	(3.0)%	$18,149	$18,430	(1.5)%

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

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings.

AT&T INC.
JUNE 30, 2021

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating Revenues
Service	$38,956	$37,051	5.1%	$77,460	$75,934	2.0%
Equipment	5,089	3,899	30.5	10,524	7,795	35.0
Total Operating Revenues	44,045	40,950	7.6	87,984	83,729	5.1

Operating expenses
Operations and support	35,015	30,133	16.2	65,484	58,204	12.5
Depreciation and amortization	5,761	7,285	(20.9)	11,570	14,507	(20.2)
Total Operating Expenses	40,776	37,418	9.0	77,054	72,711	6.0
Operating Income	3,269	3,532	(7.4)	10,930	11,018	(0.8)
Interest expense	1,684	2,041	(17.5)	3,554	4,059	(12.4)
Equity in net income (loss) of affiliates	41	(10)	—	93	(16)	—
Other income (expense) - net	999	1,017	(1.8)	5,220	1,820	—
Income Before Income Taxes	2,625	2,498	5.1	12,689	8,763	44.8
Net Income	1,874	1,563	19.9	9,816	6,526	50.4
Net Income Attributable to AT&T	1,570	1,281	22.6	9,120	5,891	54.8
Net Income Attributable to Common Stock	$1,514	$1,229	23.2%	$9,014	$5,807	55.2%
Operating revenues increased in the second quarter and in the first six months of 2021. The revenue increase was driven by higher content, Direct-to-Consumer (DTC) subscription and advertising revenues in our WarnerMedia segment; Mobility equipment and service revenue growth and gains in broadband service in our Communications segment; and growth in Mexico wireless operations and favorable foreign exchange impacts. This increase was partially offset by declines in our Video business and lower Business Wireline revenues resulting from higher demand for pandemic-related connectivity in the prior-year. Operating revenues in 2021 were also impacted by the absence of revenue from our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands which were sold in the fourth quarter of 2020.

Operations and support expenses increased in the second quarter and in the first six months of 2021. The expense increase was primarily due to a noncash impairment charge of $4,555 resulting from our assessment of the recoverability of the net assets of Vrio, including approximately $2,100 of historical currency translation adjustments (see Note 8). The expense increase was also driven in part by increased domestic wireless equipment expense from higher smartphone sales, higher sports-related programming costs, and additional DTC programming and marketing costs. Also contributing to the higher comparative expenses was the first-quarter 2020 gain on spectrum transaction, which did not recur in 2021. Partially offsetting the expense increases were severance charges in the prior-year quarter and lower Video costs in the current year.

Depreciation and amortization expense decreased in the second quarter and for the first six months of 2021.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Amortization expense decreased $1,076, or 50.2% in the second quarter and $2,001, or 47.6% for the first six months of 2021 primarily due to the lower cost basis of long-lived assets resulting from Video impairments taken in the fourth quarter of 2020 and ceasing amortization on held-for-sale Video assets in 2021.

Depreciation expense decreased $448, or 8.7% in the second quarter and $936, or 9.1% for the first six months of 2021 primarily due to the lower cost basis of property, plant and equipment resulting from Video impairments taken in the fourth quarter of 2020 and ceasing depreciation on held-for-sale Video assets in 2021.
Operating income decreased in the second quarter and in the first six months of 2021. Our operating income margin for the second quarter decreased from 8.6% in 2020 to 7.4% in 2021 and in the first six months decreased from 13.2% in 2020 to 12.4% in 2021.

Interest expense decreased in the second quarter and first six months of 2021, primarily due to lower interest rates and capitalized interest associated with the spectrum acquisitions.

Equity in net income of affiliates increased in the second quarter and for the first six months of 2021, primarily due to improved performance from certain WarnerMedia investments.

Other income (expense) – net decreased in the second quarter and increased for the first six months of 2021. The decrease in the second quarter was driven by the recognition of an actuarial loss of $197, with no comparable interim remeasurement in 2020, greater returns on benefit-related investments and gains on assets sales in 2020, and fewer impairments taken on investments in 2021. Partially offsetting these decreases were higher net pension and postretirement benefit credits resulting from lower interest costs on the benefit obligation and higher prior service credit amortization (see Note 6).

The increase for the first six months was primarily due to the recognition of an actuarial gain of $2,647, with no comparable interim remeasurement in 2020, and an increase in net pension and postretirement benefit credits resulting from lower interest costs on the benefit obligation and higher prior service credit amortization. The increase also includes higher returns on benefit-related investments for the six-month comparable period and fewer impairments taken in 2021.

Income taxes decreased in the second quarter and increased for the first six months of 2021. The decrease in the second quarter was primarily driven by the tax benefit resulting from the Vrio held-for-sale classification and tax planning initiatives, including state apportionment analysis and filing methodology offset by higher income before income tax. Our effective tax rate was 28.6% in the second quarter of 2021, versus 37.5% in the comparable period in the prior year. The effective tax rate in 2020 was higher primarily due to our prior-year impairment of Vrio goodwill, which was not deductible for tax purpose.

The increase for the first six months was primarily due to higher income before income tax, offset by tax benefit resulting from the Vrio held-for-sale classification, tax initiatives and audit settlements. Our effective tax rate was 22.6% for the first six months of 2021, versus 25.5% for the comparable period in the prior year.

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Segment Operating Revenues
Mobility	$18,936	$17,149	10.4%	$37,970	$34,551	9.9%
Business Wireline	6,052	6,305	(4.0)	12,098	12,571	(3.8)
Consumer Wireline	3,140	3,051	2.9	6,238	6,162	1.2
Total Segment Operating Revenues	28,128	26,505	6.1	56,306	53,284	5.7

Segment Operating Contribution
Mobility	6,002	5,805	3.4	12,004	11,593	3.5
Business Wireline	1,050	1,290	(18.6)	2,108	2,383	(11.5)
Consumer Wireline	288	393	(26.7)	593	913	(35.0)
Total Segment Operating Contribution	$7,340	$7,488	(2.0)%	$14,705	$14,889	(1.2)%

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Selected Subscribers and Connections
	June 30,
(000s)	2021	2020
Mobility Subscribers	191,646	171,407
Total domestic broadband connections	15,481	15,201
Network access lines in service	6,691	7,878
U-verse VoIP connections	3,559	4,058

Operating revenues increased in the second quarter and for the first six months of 2021, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless equipment revenue growth and wireless service revenue improvements and gains in broadband service.

Operating contribution decreased in the second quarter and for the first six months of 2021, reflecting lower operating contribution from our Business Wireline and Consumer Wireline business units, largely offset by increases in our Mobility business unit. Our Communications segment operating income margin in the second quarter decreased from 28.3% in 2020 to 26.1% in 2021 and for the first six months decreased from 27.9% in 2020 to 26.1% in 2021, reflecting, in part, increased equipment sales with no margins.

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Service	$14,346	$13,669	5.0%	$28,394	$27,637	2.7%
Equipment	4,590	3,480	31.9	9,576	6,914	38.5
Total Operating Revenues	18,936	17,149	10.4	37,970	34,551	9.9

Operating expenses
Operations and support	10,911	9,332	16.9	21,929	18,901	16.0
Depreciation and amortization	2,023	2,012	0.5	4,037	4,057	(0.5)
Total Operating Expenses	12,934	11,344	14.0	25,966	22,958	13.1
Operating Income	6,002	5,805	3.4	12,004	11,593	3.5
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$6,002	$5,805	3.4%	$12,004	$11,593	3.5%

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mobility:

Subscribers
	June 30,		Percent
(in 000s)	2021	2020	Change
Postpaid	79,059	74,919	5.5%
Postpaid phone	65,503	62,882	4.2
Prepaid	18,681	18,008	3.7
Reseller	6,406	6,718	(4.6)
Connected devices[1]	87,500	71,762	21.9
Total Mobility Subscribers	191,646	171,407	11.8%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

Net Additions
	Second Quarter				Six-Month Period
			Percent				Percent
(in 000s)	2021	2020	Change		2021	2020	Change
Postpaid Phone Net Additions	789	(151)	—%		1,384	12	—%
Total Phone Net Additions	963	(16)	—		1,765	104	—

Postpaid[2]	1,156	(154)	—		1,979	(127)	—
Prepaid	297	165	80.0		576	120	—
Reseller	(125)	(58)	—		(193)	(248)	22.2
Connected devices[3]	4,209	2,255	86.7		6,726	5,773	16.5
Mobility Net Subscriber Additions[1]	5,537	2,208	—%		9,088	5,518	64.7%

Postpaid Churn[4]	0.87%	1.05%	(18)	BP	0.90%	1.06%	(16)	BP
Postpaid Phone-Only Churn[4]	0.69%	0.84%	(15)	BP	0.73%	0.85%	(12)	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 13 and (159) for the three months ended June 30, 2021 and 2020 and (50) and (426) for the six months ended June 30, 2021 and 2020. Wearables and other net adds were 352 and 155 for the quarter ended June 30, 2021 and 2020 and 643 and 287 for the six months June 30, 2021 and 2020.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were 2.5 million for the quarter ended June 30, 2021 and 3.7 million for the six months ended June 30, 2021.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the second quarter and for the first six months of 2021. The increases are largely due to growth in our subscribers and slight improvements in second-quarter 2021 international roaming revenues.

ARPU
Average revenue per subscriber (ARPU) decreased in the second quarter and for the first six months of 2021. ARPU during 2021 reflects the impact of higher promotional discount amortization.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first six months due to retention offers, migrations to unlimited plans and continued network performance.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Equipment revenue increased in the second quarter and for the first six months of 2021, primarily driven by the sale of higher-priced smartphones and a mix of higher-priced postpaid smartphones and higher sales of postpaid data devices.

Operations and support expenses increased in the second quarter and for the first six months of 2021 largely driven by growth in equipment sales and associated expenses, higher network and technology costs, increased commissions and cost deferral amortization and content costs associated with bundling HBO Max. Also contributing to higher comparative expenses were larger second-quarter 2020 gains on tower sales. The expense increase was offset by lower sales costs and, for the six-month period, lower bad debt expense.

Depreciation expense increased in the second quarter and decreased for the first six months of 2021.

Operating income increased in the second quarter and for the first six months of 2021. Our Mobility operating income margin in the second quarter decreased from 33.9% in 2020 to 31.7% in 2021, and for the first six months decreased from 33.6% in 2020 to 31.6% in 2021. Our Mobility EBITDA margin in the second quarter decreased from 45.6% in 2020 to 42.4% in 2021, and for the first six months decreased from 45.3% in 2020 to 42.2% in 2021. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.
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

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Service	$5,860	$6,101	(4.0)%	$11,732	$12,192	(3.8)%
Equipment	192	204	(5.9)	366	379	(3.4)
Total Operating Revenues	6,052	6,305	(4.0)	12,098	12,571	(3.8)

Operating expenses
Operations and support	3,709	3,714	(0.1)	7,419	7,601	(2.4)
Depreciation and amortization	1,293	1,301	(0.6)	2,571	2,587	(0.6)
Total Operating Expenses	5,002	5,015	(0.3)	9,990	10,188	(1.9)
Operating Income	1,050	1,290	(18.6)	2,108	2,383	(11.5)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$1,050	$1,290	(18.6)%	$2,108	$2,383	(11.5)%

Service revenues decreased in the second quarter and for the first six months of 2021, driven by lower demand for legacy voice and data services in the current year and higher demand for pandemic-related connectivity in the prior-year. We expect this trend to continue for the remainder of the year.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Equipment revenues decreased in the second quarter and for the first six months of 2021, driven by declines in legacy and non-core services.

Operations and support expenses decreased in the second quarter and for the first six months of 2021, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization.

Depreciation expense decreased in the second quarter and for the first six months of 2021, primarily due to certain network assets becoming fully depreciated.

Operating income decreased in the second quarter and for the first six months of 2021. Our Business Wireline operating income margin in the second quarter decreased from 20.5% in 2020 to 17.3% in 2021, and for the first six months decreased from 19.0% in 2020 to 17.4% in 2021. Our Business Wireline EBITDA margin in the second quarter decreased from 41.1% in 2020 to 38.7% in 2021, and decreased from 39.5% in 2020 to 38.7% in 2021.

Consumer Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Broadband	$2,266	$2,092	8.3%	$4,471	$4,201	6.4%
Legacy voice and data services	504	560	(10.0)	1,023	1,141	(10.3)
Other service and equipment	370	399	(7.3)	744	820	(9.3)
Total Operating Revenues	3,140	3,051	2.9	6,238	6,162	1.2

Operating expenses
Operations and support	2,083	1,928	8.0	4,114	3,807	8.1
Depreciation and amortization	769	730	5.3	1,531	1,442	6.2
Total Operating Expenses	2,852	2,658	7.3	5,645	5,249	7.5
Operating Income	288	393	(26.7)	593	913	(35.0)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$288	$393	(26.7)%	$593	$913	(35.0)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	June 30,		Percent
(in 000s)	2021	2020	Change
Broadband Connections
Total Broadband and DSL Connections	14,174	13,944	1.6%
Fiber Broadband Connections	5,432	4,321	25.7

Voice Connections
Retail Consumer Switched Access Lines	2,631	3,096	(15.0)
U-verse Consumer VoIP Connections	2,965	3,480	(14.8)
Total Retail Consumer Voice Connections	5,596	6,576	(14.9)%

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Broadband Net Additions
Total Broadband and DSL Net Additions	28	(102)	—%	74	(175)	—%
Fiber Broadband Net Additions	246	225	9.3%	481	434	10.8%

Broadband (high-speed internet) revenues increased in the second quarter and for the first six months of 2021, driven by an increase in fiber customers and pricing, which we expect to continue during the remainder of the year.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2021, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in the second quarter and for the first six months of 2021, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

Operations and support expenses increased in the second quarter and for the first six months of 2021, primarily driven by content costs associated with plans bundling HBO Max and higher customer support costs. Partially offsetting these increases was lower cost deferral amortization, including the impact of the first-quarter 2021 updates to extend the economic life for our subscribers.

Depreciation expense increased in the second quarter and for the first six months of 2021, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income decreased in the second quarter and for the first six months of 2021. Our Consumer Wireline operating income margin in the second quarter decreased from 12.9% in 2020 to 9.2% in 2021, and for the first six months decreased from 14.8% in 2020 to 9.5% in 2021. Our Consumer Wireline EBITDA margin in the second quarter decreased from 36.8% in 2020 to 33.7% in 2021, and for the first six months decreased from 38.2% in 2020 to 34.0% in 2021.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

WARNERMEDIA SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Segment Operating Revenues
Subscription	$3,961	$3,265	21.3%	$7,791	$6,665	16.9%
Content and other	3,091	2,292	34.9	6,050	5,192	16.5
Advertising	1,739	1,171	48.5	3,476	2,636	31.9
Total Segment Operating Revenues	8,791	6,728	30.7	17,317	14,493	19.5

Segment Operating Expenses
Direct Costs
Programming	4,154	2,375	74.9	7,928	5,457	45.3
Marketing	983	545	80.4	1,833	1,095	67.4
Other	854	820	4.1	1,667	1,595	4.5
General and administrative	943	916	2.9	1,909	2,114	(9.7)
Depreciation and amortization	165	164	0.6	328	325	0.9
Total Operating Expenses	7,099	4,820	47.3	13,665	10,586	29.1
Operating Income	1,692	1,908	(11.3)	3,652	3,907	(6.5)
Equity in Net Income (Loss) of Affiliates	47	4	—	117	19	—
Total Segment Operating Contribution	$1,739	$1,912	(9.0)%	$3,769	$3,926	(4.0)%

Our WarnerMedia segment is operated as a content organization that distributes across various platforms, including basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions with a subsidiary of Discovery Inc. (See Note 8)

Operating revenues increased in the second quarter and for the first six months of 2021, primarily due to higher subscription, advertising and content revenues, reflecting the partial recovery from prior-year impacts of the pandemic.

Subscription revenues increased reflecting growth of DTC domestic HBO Max and HBO subscribers after the launch of HBO Max in the year-ago quarter, and, for the six-month period, the May 2020 acquisition of the remaining interest in HBO Latin America Group. DTC subscription revenues were $1,996 and $3,806, for the three- and six-month periods of 2021, versus $1,441 and $2,779 in the year-ago periods and include growth from intercompany relationships with the Communications segment.

Advertising revenues improved when compared to the prior year resulting from the return in 2021 of major sporting events, such as the NBA in the second quarter and the NCAA Division I Men's Championship Basketball Tournament for the first six months. Revenue growth also was driven by strength in news.

Content and other revenues increased due to higher third-party TV production and theatrical.

Direct costs increased in the second quarter and for the first six months of 2021, driven by higher programming and marketing costs for HBO Max and higher film and programming, including sports costs, and marketing resulting from the return of major sporting events versus last year’s second quarter that was impacted by sports cancellations resulting from the pandemic. Direct costs supporting DTC revenues were $1,894 and $3,579 for the three- and sixth-month periods of 2021, versus $1,361 and $2,272 in the year-ago periods.

General and administrative expenses increased in the second quarter and decreased for the first six months of 2021. The increase for the quarter was primarily due to lower bad debt expense in the second of quarter 2020, which resulted from

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

favorable collection experience that allowed us to reduce our pandemic-related bad debt estimates. The decrease for the first six months was primarily due to lower bad debt expense, and integration of support functions.

Operating contribution decreased in the second quarter and for the first six months of 2021. The WarnerMedia segment operating income margin in the second quarter decreased from 28.4% in 2020 to 19.2% in 2021 and for the first six months decreased from 27.0% in 2020 to 21.1% in 2021.

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Segment Operating Revenues
Vrio	$749	$752	(0.4)%	$1,492	$1,639	(9.0)%
Mexico	688	480	43.3	1,319	1,183	11.5
Total Segment Operating Revenues	1,437	1,232	16.6	2,811	2,822	(0.4)

Segment Operating Contribution
Vrio	(23)	(28)	17.9	(62)	(67)	7.5
Mexico	(129)	(173)	25.4	(263)	(318)	17.3
Total Segment Operating Contribution	$(152)	$(201)	24.4%	$(325)	$(385)	15.6%

Operating Results
Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using average exchange rates during the period, subjecting results to foreign currency fluctuations.

On July 21, 2021, we entered into an agreement to sell our Vrio business to Grupo Werthein (see Note 8). We applied held-for-sale accounting to Vrio as of June 30, 2021 and continue to present the Vrio results within the Latin America segment.

Operating revenues increased in the second quarter and slightly decreased for the first six months of 2021. The increase in the second quarter reflects growth in the Mexico wireless operations and favorable foreign exchange impacts, with improvements for Mexico more than offsetting pressure in Vrio. The decrease for the first six months is primarily driven by foreign exchange impacts in Argentina for Vrio, partially offset by growth in our Mexico wireless operations and improvements in Mexico’s foreign exchange impacts.

Operating contribution improved in the second quarter and for the first six months of 2021, reflecting foreign exchange rates. Our Latin America segment operating income margin in the second quarter increased from (17.0)% in 2020 to (10.7)% in 2021, and for the first six months increased from (14.1)% in 2020 to (11.5)% in 2021.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Latin America Business Unit Discussion
Vrio Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues	$749	$752	(0.4)%	$1,492	$1,639	(9.0)%

Operating expenses
Operations and support	660	661	(0.2)	1,321	1,444	(8.5)
Depreciation and amortization	114	127	(10.2)	231	274	(15.7)
Total Operating Expenses	774	788	(1.8)	1,552	1,718	(9.7)
Operating Income (Loss)	(25)	(36)	30.6	(60)	(79)	24.1
Equity in Net Income (Loss) of Affiliates	2	8	(75.0)	(2)	12	—
Operating Contribution	$(23)	$(28)	17.9%	$(62)	$(67)	7.5%

The following tables highlight other key measures of performance for Vrio:

				June 30,		Percent
(in 000s)				2021	2020	Change
Vrio Video Subscribers				10,320	10,664	(3.2)%

	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Vrio Video Net Additions	(239)	(312)	23.4%	(622)	(426)	(46.0)%

Operating revenues decreased in the second quarter and for the first six months of 2021, primarily driven by foreign exchange impacts.

Operations and support expenses decreased in the second quarter and for the first six months of 2021, primarily driven by foreign exchange impacts. Approximately 23% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the second quarter and for the first six months of 2021, primarily due to lower in-service assets and foreign exchange impacts. As a result of the held-for-sale accounting treatment, depreciation will no longer be recorded on Vrio assets beginning July 1, 2021 (see Note 8).

Operating loss improved in the second quarter and for the first six months of 2021. Vrio operating income margin for the second quarter increased from (4.8)% in 2020 to (3.3)% in 2021, and for the first six months increased from (4.8)% in 2020 to (4.0)% in 2021. Vrio EBITDA margin in the second quarter decreased from 12.1% in 2020 to 11.9% in 2021, and for the first six months decreased from 11.9% in 2020 to 11.5% in 2021.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mexico Results
	Second Quarter			Six-Month Period
	2021	2020	Percent Change	2021	2020	Percent Change
Operating revenues
Service	$447	$345	29.6%	$886	$812	9.1%
Equipment	241	135	78.5	433	371	16.7
Total Operating Revenues	688	480	43.3	1,319	1,183	11.5

Operating expenses
Operations and support	667	538	24.0	1,287	1,252	2.8
Depreciation and amortization	150	115	30.4	295	249	18.5
Total Operating Expenses	817	653	25.1	1,582	1,501	5.4
Operating Income (Loss)	(129)	(173)	25.4	(263)	(318)	17.3
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$(129)	$(173)	25.4%	$(263)	$(318)	17.3%

The following tables highlight other key measures of performance for Mexico:

				June 30,		Percent
(in 000s)				2021	2020	Change
Mexico Wireless Subscribers
Postpaid				4,745	4,771	(0.5)%
Prepaid				13,810	12,777	8.1
Reseller				491	425	15.5
Total Mexico Wireless Subscribers				19,046	17,973	6.0%

	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Mexico Wireless Net Additions
Postpaid	20	(191)	—%	49	(332)	—%
Prepaid	54	(915)	—	52	(807)	—
Reseller	(9)	21	—	2	53	(96.2)
Total Mexico Wireless Net Additions	65	(1,085)	—%	103	(1,086)	—%

Service revenues increased in the second quarter and for the first six months of 2021, reflecting improvements in foreign exchange and COVID-19 related store closures in the prior year.

Equipment revenues increased in the second quarter and for the first six months of 2021, driven by higher equipment sales volumes and improvements in foreign exchange.

Operations and support expenses increased in the second quarter and for the first six months of 2021, primarily due to an increase in customer growth, higher sales volumes and foreign exchange impacts. Approximately 6% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2021, reflecting higher in-service assets and, for the second quarter, foreign exchange impacts.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating loss improved in the second quarter and for the first six months of 2021. Our Mexico operating income margin in the second quarter increased from (36.0)% in 2020 to (18.8)% in 2021, and for the first six months increased from (26.9)% in 2020 to (19.9)% in 2021. Our Mexico EBITDA margin in the second quarter increased from (12.1)% in 2020 to 3.1% in 2021, and for the first six months increased from (5.8)% in 2020 to 2.4% in 2021.

SUPPLEMENTAL VIDEO INFORMATION
As a supplemental presentation, we are providing a view of our Video business that was accounted for as held-for-sale and included in Corporate and Other. On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV (New DTV). We began accounting for our investment in New DTV under the equity method, effective August 1, 2021. The Video business provides U.S. video operations, including over-the-top (OTT) services, and also sells advertising on video distribution platforms.

Video Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Service	$6,607	6,979	(5.3)%	$13,291	$14,376	(7.5)%
Equipment	32	42	(23.8)	73	52	40.4
Total Operating Revenues	6,639	7,021	(5.4)	13,364	14,428	(7.4)

Operating expenses
Operations and support	5,275	5,809	(9.2)	10,935	11,829	(7.6)
Depreciation and amortization[1]	148	593	(75.0)	312	1,184	(73.6)
Total Operating Expenses	5,423	6,402	(15.3)	11,247	13,013	(13.6)
Operating Income	1,216	619	96.4	2,117	1,415	49.6
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$1,216	$619	96.4%	$2,117	$1,415	49.6%
[1]Includes depreciation on assets that support AT&T U-verse products that provide both video and broadband services to customers over a shared network infrastructure.

The following tables highlight other key measures of performance for Video:

Connections
	June 30,		Percent
(in 000s)	2021	2020	Change
Premium TV Connections	15,412	17,712	(13.0)%

Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Premium TV Net Additions	(473)	(887)	46.7%	(1,093)	(1,784)	38.7%

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

Spectrum Auction On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406 to date. The licenses were granted by the FCC in July 2021 and remain subject to clearing. We estimate that we will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum, expected by the end of 2021 and $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we will be responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators. (See Note 8)

Video Business On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV (New DTV), which is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions. We began accounting for our investment in New DTV under the equity method, effective August 1, 2021. After the close of the transaction, New DTV issued $6,200 of long-term debt on August 2, 2021.

In connection with the transaction, we contributed our U.S. Video business unit to New DTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units (collectively “equity considerations”). Upon close, we received approximately $7,130 in cash from New DTV ($7,600, net of $470 cash on hand) and transferred $195 of DIRECTV debt. TPG contributed approximately $1,800 in cash to New DTV for $1,800 of senior preferred units and a 30% economic interest in common units. As part of this transaction, we agreed to pay net losses under the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract. (See Note 8)

Due to the timing of the transaction, the separation of shared operations, and finalization of commercial and transition service arrangements, our assessment of the third-quarter 2021 financial impacts of the sale is ongoing.

Under separate transition services agreements, we will provide New DTV certain operational support for up to three years. We also have entered into commercial arrangements, for up to five years, to provide network transport for U-verse products and sales services.

WarnerMedia On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery, Inc. (Discovery). The agreement is structured as a Reverse Morris Trust transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend, an exchange offer, or a combination of both, followed by its combination with Discovery. The transaction is expected to be tax-free to AT&T and AT&T’s shareholders. AT&T will receive approximately $43,000 (subject to adjustment) in a combination of cash, debt securities, and WarnerMedia’s retention of certain debt; and AT&T’s shareholders will receive stock representing approximately 71% of the new company; Discovery shareholders will own approximately 29% of the new company. The transaction is expected to close in mid-2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. No vote is required by AT&T shareholders.

The merger agreement contains certain customary termination rights for AT&T and Discovery, including, without limitation, a right for either party to terminate if the transaction is not completed on or before July 15, 2023. Termination under specified circumstances will require Discovery to pay AT&T a termination fee of $720 or AT&T to pay Discovery a termination fee of $1,770.

Magallanes, Inc. (Spinco), a subsidiary of AT&T, entered into a $41,500 commitment letter (Bridge Loan) on May 17, 2021. On June 4, 2021, Spinco entered into a $10,000 term loan credit agreement (Spinco Term Loan) and reduced the aggregate commitment amount under the Bridge Loan to $31,500. There have been no draws on the Bridge Loan or the Spinco Term Loan. In the event advances are made under the Bridge Loan or Spinco Term Loan, those advances will be used by Spinco to finance a portion of the cash distribution to AT&T in connection with the transaction.

Also, on June 23, 2021, we entered into an agreement to sell WarnerMedia’s mobile games app studio, Playdemic Ltd. (Playdemic), to Electronic Arts (EA) for approximately $1,400 in cash. Playdemic was excluded from the pending WarnerMedia/Discovery transaction. In the second quarter of 2021, we classified Playdemic as held-for-sale and included $564 of goodwill in “Prepaid and other current assets” on our consolidated balance sheet at June 30, 2021. This transaction is subject to customary regulatory approvals and is expected to close by the end of 2021.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Vrio On July 21, 2021, we entered into an agreement to sell our Latin America video operations, Vrio, to Grupo Werthein. In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. At June 30, 2021, our consolidated balance sheet included $883 of Vrio held-for-sale assets reported in “Prepaid and other current assets,” primarily related to deferred customer contract acquisition and fulfillment costs, prepaids and other deferred charges, and $2,849 of related liabilities reported in “Accounts payable and accrued liabilities,” primarily for reserves associated with accumulated foreign currency translation adjustments, which will reverse against accumulated other comprehensive income upon close of the transaction.

The transaction is expected to close in early 2022, pending customary closing conditions. We will retain our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Nonetheless, over the ensuing two decades, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. Over the past several years, the FCC has pursued a more deregulatory agenda, eliminating a variety of antiquated and unnecessary regulations and streamlining its processes in a number of areas. We continue to support regulatory and legislative measures and efforts, at both the state and federal levels, to reduce inappropriate regulatory burdens that inhibit our ability to compete effectively and offer needed services to our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

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

Wireless The industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Between 2018 and 2020, the FCC adopted multiple Orders streamlining federal wireless structure review processes and limiting state and local review processes, each with the potential to delay and impede deployment of infrastructure used to provide telecommunications and

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

broadband services, including small cell equipment. The key elements of these orders have been affirmed on judicial review, although two Orders limiting state and local review are pending judicial review and/or FCC reconsideration.

LIQUIDITY AND CAPITAL RESOURCES

We had $11,869 in cash and cash equivalents available at June 30, 2021. Cash and cash equivalents included cash of $3,867 and money market funds and other cash equivalents of $8,002. Approximately $2,559 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $2,129 since December 31, 2020. In the first six months of 2021, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and issuance of long-term debt and commercial paper. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, and dividends to stockholders.

Our cash and debt management over the remainder of the year will be impacted by the WarnerMedia/Discovery transaction, including the IRS private letter ruling process. During this time, it is likely that our cash and cash equivalent balances will increase above historical thresholds, including cash received from our recently completed U.S. video business transaction.

Cash Provided by or Used in Operating Activities
During the first six months of 2021, cash provided by operating activities was $20,837, compared to $20,925 for the first six months of 2020, impacted by content investment and the timing of working capital payments. Total cash paid for WarnerMedia’s content investment was $9,769 in the first six months of 2021 ($2,550 higher than the prior-year comparable period).

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $1,256 and $1,452 for the six months ended June 30, 2021 and 2020, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
For the first six months of 2021, cash used in investing activities totaled $30,631, and consisted primarily of $7,992 for capital expenditures, and acquisitions of $23,169, which include C-Band spectrum licenses won in Auction 107 and associated capitalized interest.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first six months of 2021, vendor financing payments were $2,994, compared to $1,354 for the first six months of 2020. Capital expenditures in the first six months of 2021 were $7,992, and when including $2,994 cash paid for vendor financing, gross capital investment was $10,986 ($121 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months of 2021, we placed $1,778 of equipment in service under vendor financing arrangements (compared to $1,680 in the prior-year comparable period) and $450 of assets related to the FirstNet build (compared to $640 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first six months of 2021, cash provided by financing activities totaled $11,900 and was comprised of debt issuances and repayments, payments of dividends, and vendor financing payments.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

A tabular summary of our debt activity for the six months ended June 30, 2021 is as follows:

	First Quarter	Second Quarter	Six months ended June 30, 2021
Net commercial paper borrowings	$7,072	$(513)	$6,559
Issuance of Notes and Debentures[1]:
U.S. dollar denominated global notes	$6,000	$—	$6,000
Initial average rate of 1.27%
Euro denominated global notes (converted to USD at issuance)	1,461	—	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350	—	7,350
BAML Bilateral Term Loan	2,000	—	2,000
Private financing	750	—	750
Other	636	—	636
Debt Issuances	$18,197	$—	$18,197

Repayments:
Private financing	$(649)	$—	$(649)
Other	(253)	(253)	(506)
Repayments of long-term debt	$(902)	$(253)	$(1,155)
[1] Includes credit agreement borrowings.

The weighted average interest rate of our entire long-term debt portfolio, including term loans and the impact of derivatives, was approximately 3.8% as of June 30, 2021 and 4.1% as of December 31, 2020. We had $171,445 of total notes and debentures outstanding at June 30, 2021, which included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $43,932.

At June 30, 2021, we had $24,016 of debt maturing within one year, consisting of $6,571 of commercial paper borrowings, $9,100 of bank borrowings, and $8,345 of long-term debt issuances. Debt maturing within one year includes an accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

For the first six months of 2021, we paid $2,994 of cash under our vendor financing program, compared to $1,354 in the first six months of 2020. Total vendor financing payables included in our June 30, 2021 consolidated balance sheet were $2,948, with $2,149 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

At June 30, 2021, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $7,571 during the first six months of 2021, compared with $7,474 for the first six months of 2020.

Dividends on common stock declared by our Board of Directors totaled $1.04 per share in the first six months of 2021 and 2020. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. We do not expect changes to our dividend policy prior to the close of the pending WarnerMedia and Discovery transaction, which is expected to close in mid-2022. After close and subject to AT&T Board approval, we anticipate an annual dividend level of approximately $8,000 to $9,000 per year.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of June 30, 2021.

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. As of June 30, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a 0.75 year $1,000 facility due December 31, 2021 (BAML Tranche A Facility), and (ii) a 1.75 year $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At June 30, 2021, $2,000 was outstanding under these facilities.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 4.0-to-1 for the 2021 Syndicated Term Loan, BAML Bilateral Term Loan, and revolving credit agreements and 3.5-to-1 for all other credit agreements. As of June 30, 2021, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 95% of our approximate $43,000 derivative portfolio, counterparties are still required to post collateral. During the first six months of 2021, we deposited approximately $300 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2021, our debt ratio was 50.0%, compared to 46.6% at June 30, 2020 and 46.7% at December 31, 2020. Our net debt ratio was 46.7% at June 30, 2021, compared to 41.9% at June 30, 2020 and 43.8% at December 31, 2020. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments and debt acquired in business combinations.

On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV, which is jointly governed by a board with representation from both AT&T and TPG. Upon close, we received approximately $7,130 in cash from New DTV ($7,600, net of $470 cash on hand) and transferred $195 of DIRECTV debt. (See Note 8)

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment with a subsidiary of Discovery. The transaction is anticipated to close in mid-2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. We expect to receive $43,000 (subject to adjustment) in a combination of cash, debt securities, and WarnerMedia’s retention of certain debt. (See Note 8)

On May 17, 2021, in anticipation of the separation of WarnerMedia business from us, Spinco, a wholly owned subsidiary, entered into a $41,500 commitment letter (Bridge Loan). On June 4, 2021, Spinco entered into a $10,000 term loan credit agreement (Spinco Term Loan) consisting of (i) an 18 month $3,000 tranche (Tranche 1 Facility), and (ii) a 3 year $7,000 tranche (Tranche 2 Facility), with JPMorgan Chase Bank, N.A., as agent. In connection with the execution of the Spinco Term Loan, the aggregate commitment amount under the Bridge Loan was reduced to $31,500. No amounts were outstanding as of June 30, 2021.

AT&T INC.
JUNE 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

On June 23, 2021, we entered into an agreement to sell WarnerMedia’s mobile games app studio, Playdemic to EA. The transaction is expected to close by the end of 2021, pending customary regulatory approvals. We expect to receive approximately $1,400 in cash from the transaction at closing. (See Note 8)

AT&T INC.
JUNE 30, 2021
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2021, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,186 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow or fair value hedges with a net fair value of $(1,351) at June 30, 2021. We had no rate locks at June 30, 2021.

We have foreign exchange contracts with a U.S. dollar notional value of $516 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $(10) at June 30, 2021.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2021.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
JUNE 30, 2021

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
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, workforce shortage, natural disasters, safety issues, economic and political instability and public health emergencies.
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
JUNE 30, 2021

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS - continued
•The impact from major equipment or software failures on our networks; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.
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
•Our ability to successfully complete divestitures, including the separation of the WarnerMedia business, as well as achieve our expectations regarding the financial impact of the completed and/or pending transactions.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
JUNE 30, 2021
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

The proposed separation and combination of our WarnerMedia business with Discovery may not be completed on the currently contemplated timeline or at all.

On May 17, 2021, we announced a definitive agreement with Discovery, Inc. (Discovery) to combine our WarnerMedia business with Discovery (the “WarnerMedia/Discovery Transaction”), which, if consummated, would result in our stockholders owning 71% of the combined company’s Discovery’s outstanding common stock on a fully-diluted basis (computed using the treasury stock method). The WarnerMedia/Discovery Transaction is expected to close in mid-2022, subject to certain customary closing conditions including, among others, the approval of Discovery’s stockholders, the receipt of certain regulatory approvals and the receipt of a private letter ruling from the Internal Revenue Service to the effect that the separation of the WarnerMedia business and certain related transactions will qualify for tax-free treatment under the Internal Revenue Code (the “Private Letter Ruling”).

There can be no assurance that such closing conditions will be satisfied or waived, or that the WarnerMedia/Discovery Transaction will be consummated. Required regulatory approvals and the Private Letter Ruling may not be received in a timely manner or at all. Further, while we have entered into voting agreements with certain stockholders of Discovery representing, in the aggregate, approximately 43% of the voting power of the issued and outstanding shares of Discovery capital stock as of May 14, 2021, pursuant to which they have agreed to vote in favor of certain aspects of the WarnerMedia/Discovery Transaction, we cannot assure you that the approval of Discovery’s stockholders will be obtained. We and Discovery may be subject to shareholder lawsuits, or other actions filed in connection with or in opposition to the WarnerMedia/Discovery Transaction, which could prevent or delay the consummation of the WarnerMedia/Discovery Transaction.

If the distribution of WarnerMedia, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability.

The Private Letter Ruling, if obtained, would rely on certain facts, representations and undertakings made by us, WarnerMedia and Discovery. Accordingly, the Internal Revenue Service or another applicable tax authority could determine on audit that the distribution by us of WarnerMedia to our stockholders and certain related transactions should be treated as taxable transactions if it determines that any of these facts, representations or undertakings are incorrect or have been violated. We may be entitled to indemnification from Discovery in the case of certain breaches of representations or undertakings by Discovery under the tax matters agreement related to the WarnerMedia/Discovery Transaction. However, we could potentially be required to pay such tax prior to reimbursement from Discovery, and such indemnification is subject to Discovery’s credit risk. If the Internal Revenue Service or another tax authority were to so conclude, there could be a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, in the event that we are unable to effectuate a Spinco Debt Exchange, we could incur significant incremental tax liability associated with the WarnerMedia/Discovery Transaction. If certain conditions are met, Discovery generally will be responsible for 50% of such incremental tax liability that does not exceed $4 billion. For more information regarding the Spinco Debt Exchange, refer to the risk factor titled “Even if the WarnerMedia/Discovery Transaction is completed, we may not realize some or all of the expected benefits of the transaction.” below.

The announcement and pendency of the WarnerMedia/Discovery Transaction could cause disruptions in our business.

The WarnerMedia/Discovery Transaction will require significant amounts of time and effort which could divert management’s attention from operating, growing our business and other strategic endeavors. Further, our employees may be distracted due to uncertainty regarding their future roles with us or the WarnerMedia business pending the consummation of the WarnerMedia/Discovery Transaction. In the event that the WarnerMedia/Discovery Transaction does not close, we will be required to bear a number of non-recurring costs in connection with the transaction, including financial, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, regulatory and SEC filing fees and expenses, printing expenses and other related charges. Until the consummation or termination of the WarnerMedia/Discovery Transaction, we are also required to operate the WarnerMedia business in the ordinary course and we are restricted from taking certain specified actions with respect to our WarnerMedia business without Discovery’s consent. Any of the foregoing could adversely affect our operating results.

AT&T INC.
JUNE 30, 2021
Even if the WarnerMedia/Discovery Transaction is completed, we may not realize some or all of the expected benefits of the transaction.

Even if the WarnerMedia/Discovery Transaction is completed, the anticipated operational, financial, strategic and other benefits of such transaction to the Company and our stockholders may not be achieved. There are many factors that could impact the anticipated benefits from the WarnerMedia/Discovery Transaction, including, among others, strategic adjustments required to reflect the nature of our business following the WarnerMedia/Discovery Transaction and any negative reaction to the WarnerMedia/Discovery Transaction by our customers and business partners. In addition, we have agreed to provide certain transition services to the combined company, which may result in additional expenses and may divert our focus and resources that would otherwise be invested into maintaining or growing our businesses.

In connection with the WarnerMedia/Discovery Transaction, we will receive approximately $43 billion, subject to certain adjustments, in the form of a combination of (i) the assumption by the WarnerMedia business of certain existing debt, (ii) a cash dividend distributed to us from the WarnerMedia business (the “Spinco Special Cash Payment”), and (iii) debt instruments of the WarnerMedia business (the “Spinco Debt Distribution”). We expect to deliver such debt instruments of WarnerMedia in exchange for certain of our outstanding debt obligations (the “Spinco Debt Exchange”), and to use the proceeds of the Spinco Special Cash Payment to repay certain of our other outstanding debt obligations. This process will be complex and may require significant time and resources. Depending on various variables (such as interest rates and timing) at the time of the Spinco Debt Exchange, AT&T’s transaction costs relating to the Spinco Debt Exchange may be significantly higher than expected. Additionally, if market conditions change in advance of the Spinco Debt Exchange such that it is no longer feasible for the WarnerMedia business to issue debt securities with a fair market value at least equal to their face value, we may be required to take an additional distribution of cash from the WarnerMedia business in lieu of effecting the Spinco Debt Exchange, which could result in potentially significant incremental tax liability. If certain conditions are met, Discovery generally will be responsible for 50% of such incremental tax liability that does not exceed $4 billion.

An inability to realize the full extent of the anticipated benefits of the WarnerMedia/Discovery Transaction, as well as any delays encountered in the process, could have an adverse effect on our revenues, level of expenses and operating results.

In connection with the separation of the WarnerMedia business and the recently completed transaction involving our Video business unit, certain liabilities will be or were allocated to or retained by us and we will be subject to indemnification obligations in respect of those liabilities.

In connection with the separation of the WarnerMedia business and the recently completed transaction involving our Video business unit (the “DTV Transaction”), we have agreed to assume or retain, and indemnify the WarnerMedia business and the Video business unit for, certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution of the WarnerMedia business. Third parties could also seek to hold us responsible for any liabilities allocated to the WarnerMedia business and the Video business unit and such third parties could seek damages, other monetary penalties (whether civil or criminal) and other remedies.

The separation of the WarnerMedia business and the Video business unit may result in an increase in our costs and expenses.

Following the consummation of the WarnerMedia/Discovery Transaction and the DTV Transaction, we will no longer benefit from economies of scale and synergies we currently have or expected to realize between our WarnerMedia business, our Video business unit and our remaining businesses, including through intercompany arrangements and combined agreements with third parties. There can be no assurance that we will be able to continue any of these arrangements, or that any such continuing arrangements will be on the same or more favorable terms, following the separation of the WarnerMedia business and the Video business unit. As a result, our costs and expenses may increase following the consummation of the WarnerMedia/Discovery Transaction and the DTV Transaction.

AT&T INC.
JUNE 30, 2021

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2021 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2021 - April 30, 2021	40,460	$29.92	—	177,902,921
May 1, 2021 - May 31, 2021	36,612	30.36	—	177,902,921
June 1, 2021 - June 30, 2021	1,253,318	28.82	—	177,902,921
Total	1,330,390	$28.89	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 296,103 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, 1,034,287 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts during the period.

AT&T INC.
JUNE 30, 2020
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan or Merger, dated May 17, 2021, by and among AT&T Inc., Magallanes, Inc., Discovery, Inc. and Drake Subsidiary, Inc.* (Exhibit 2.1 to Form 8-K filed on May 20, 2021)
2.2	Separation and Distribution Agreement, dated May 17, 2021, by and among AT&T Inc., Magallanes, Inc. and Discovery, Inc. * (Exhibit 2.2 to Form 8-K filed on May 20, 2021)
10.1	Voting Agreement, dated May 17, 2021, by and among AT&T Inc., John C. Malone and the stockholders parties thereto (Exhibit 10.1 to Form 8-K filed on May 20, 2021)
10.2	Voting Agreement, dated May 17, 2021, by and among AT&T Inc., Advance/Newhouse Programming Partnership and Advance/Newhouse Partnership (Exhibit 10.2 to Form 8-K filed on May 20, 2021)
10.3	Employee Matters Agreement, dated May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 10.3 to Form 8-K filed on May 20, 2021)
10.4	Tax Matters Agreement, dated May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 10.4 to Form 8-K filed on May 20, 2021)
10.5
$10,000,000,000 Term Loan Credit Agreement, dated as of June 4, 2021, among Magallanes, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (Exhibit 10.1 to Form 8-K filed on June 10, 2021)

10.6
Amendment No. 1, dated as of June 4, 2021, to the Term Loan Credit Agreement, dated as of January 29, 2021, among AT&T Inc., the lenders named therein and Bank of America, N.A., as agent (Exhibit 10.2 to Form 8-K filed on June 10, 2021)

10.7
Amendment No. 1, dated as of June 4, 2021, to the $7,500,000,000 Amended and Restated Credit Agreement, dated November 17, 2020, among AT&T, certain lenders named therein and Citibank, N.A., as agent (Exhibit 10.3 to Form 8-K filed on June 10, 2021)

10.8
Amendment No. 2, dated as of June 4, 2021, to the $7,500,000,000 Five Year Credit Agreement, dated December 11, 2018, among AT&T, certain lenders named therein and Citibank, N.A., as agent (Exhibit 10.4 to Form 8-K filed on June 10, 2021)

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, (formatted as Inline XBRL and contained in Exhibit 101).
*	Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 5, 2021	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer