Form 10-Q
period 2021-09-30
AT&T INC.
filed 2021-11-04
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
Yes ☐ No ☒

At October 29, 2021, there were 7,141 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Service	$34,843	$37,782	$112,303	$113,716
Equipment	5,079	4,558	15,603	12,353
Total operating revenues	39,922	42,340	127,906	126,069

Operating Expenses
Cost of revenues
Equipment	5,427	4,552	16,324	12,622
Broadcast, programming and operations	4,750	6,912	19,891	19,555
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	7,649	8,375	23,797	24,833
Selling, general and administrative	9,207	9,266	27,950	27,857
Asset impairments and abandonments	161	73	4,716	2,515
Depreciation and amortization	5,619	7,030	17,189	21,537
Total operating expenses	32,813	36,208	109,867	108,919
Operating Income	7,109	6,132	18,039	17,150
Other Income (Expense)
Interest expense	(1,667)	(1,972)	(5,221)	(6,031)
Equity in net income (loss) of affiliates	91	5	184	(11)
Other income (expense) — net	2,279	(231)	7,499	1,589
Total other income (expense)	703	(2,198)	2,462	(4,453)
Income Before Income Taxes	7,812	3,934	20,501	12,697
Income tax expense	1,539	766	4,412	3,003
Net Income	6,273	3,168	16,089	9,694
Less: Net Income Attributable to Noncontrolling Interest	(355)	(352)	(1,051)	(987)
Net Income Attributable to AT&T	$5,918	$2,816	$15,038	$8,707
Less: Preferred Stock Dividends	(50)	(54)	(156)	(138)
Net Income Attributable to Common Stock	$5,868	$2,762	$14,882	$8,569
Basic Earnings Per Share Attributable to Common Stock	$0.82	$0.39	$2.07	$1.19
Diluted Earnings Per Share Attributable to Common Stock	$0.82	$0.39	$2.07	$1.19
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,171	7,147	7,167	7,160
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,202	7,173	7,197	7,186
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$6,273	$3,168	$16,089	$9,694
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(4), $(2), $(2) and $(61) attributable to noncontrolling interest), net of taxes of $(17), $47, $(13) and $(150)	(86)	90	106	(1,459)
Securities:
Net unrealized gains (losses), net of taxes of $(1), $1, $(13) and $28	(4)	1	(39)	81
Reclassification adjustment included in net income, net of taxes of $0, $0, $(1) and $0	(1)	—	(4)	—
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(54), $229, $(160) and $(574)	(195)	860	(593)	(2,166)
Reclassification adjustment included in net income, net of taxes of $4, $7, $16 and $11	11	27	57	44
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(165), $(150), $(495) and $(451)	(505)	(460)	(1,516)	(1,382)
Other comprehensive income (loss)	(780)	518	(1,989)	(4,882)
Total comprehensive income	5,493	3,686	14,100	4,812
Less: Total comprehensive income attributable to noncontrolling interest	(351)	(350)	(1,049)	(926)
Total Comprehensive Income Attributable to AT&T	$5,142	$3,336	$13,051	$3,886
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$21,270	$9,740
Accounts receivable – net of related allowances for credit loss of $806 and $1,221	16,304	20,215
Inventories	3,088	3,695
Prepaid and other current assets	16,568	18,358
Total current assets	57,230	52,008
Noncurrent Inventories and Theatrical Film and Television Production Costs	17,811	14,752
Property, plant and equipment	325,866	327,751
Less: accumulated depreciation and amortization	(201,447)	(200,436)
Property, Plant and Equipment – Net	124,419	127,315
Goodwill	133,663	135,259
Licenses – Net	112,423	93,840
Trademarks and Trade Names – Net	22,097	23,297
Distribution Networks – Net	12,408	13,793
Other Intangible Assets – Net	12,338	15,386
Investments in and Advances to Equity Affiliates	8,629	1,780
Operating Lease Right-Of-Use Assets	24,341	24,714
Other Assets	21,748	23,617
Total Assets	$547,107	$525,761
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$23,755	$3,470
Note payable to DIRECTV	1,180	—
Accounts payable and accrued liabilities	47,926	50,051
Advanced billings and customer deposits	4,991	6,176
Dividends payable	3,749	3,741
Total current liabilities	81,601	63,438
Long-Term Debt	155,406	153,775
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	63,405	60,472
Postemployment benefit obligation	14,158	18,276
Operating lease liabilities	21,510	22,202
Other noncurrent liabilities	29,466	28,358
Noncurrent portion of note payable to DIRECTV	258	—
Total deferred credits and other noncurrent liabilities	128,797	129,308
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at September 30, 2021 and December 31, 2020):
Series A (48,000 issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Series B (20,000 issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Series C (70,000 issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2021 and December 31, 2020: issued 7,620,748,598 at September 30, 2021 and December 31, 2020)	7,621	7,621
Additional paid-in capital	130,035	130,175
Retained earnings	41,091	37,457
Treasury stock (480,656,332 at September 30, 2021 and 494,826,583 at December 31, 2020, at cost)	(17,319)	(17,910)
Accumulated other comprehensive income	2,343	4,330
Noncontrolling interest	17,532	17,567
Total stockholders’ equity	181,303	179,240
Total Liabilities and Stockholders’ Equity	$547,107	$525,761
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2021	2020
Operating Activities
Net income	$16,089	$9,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,189	21,537
Amortization of film and television costs	8,421	6,448
Distributed (undistributed) earnings from investments in equity affiliates	102	108
Provision for uncollectible accounts	858	1,611
Deferred income tax expense	3,187	2,248
Net (gain) loss on investments, net of impairments	(965)	(689)
Pension and postretirement benefit expense (credit)	(2,870)	(2,245)
Actuarial (gain) loss on pension and postretirement benefits	(3,021)	63
Asset impairments and abandonments	4,716	2,515
Changes in operating assets and liabilities:
Receivables	57	2,321
Other current assets, inventories and theatrical film and television production costs	(11,928)	(7,836)
Accounts payable and other accrued liabilities	(2,254)	(4,905)
Equipment installment receivables and related sales	715	(148)
Deferred customer contract acquisition and fulfillment costs	316	453
Postretirement claims and contributions	(425)	(409)
Other - net	516	2,282
Total adjustments	14,614	23,354
Net Cash Provided by Operating Activities	30,703	33,048
Investing Activities
Capital expenditures	(12,696)	(13,283)
Acquisitions, net of cash acquired	(23,533)	(1,215)
Dispositions	9,086	428
Other - net	(190)	344
Net Cash Used in Investing Activities	(27,333)	(13,726)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	630	(17)
Issuance of other short-term borrowings	17,476	9,440
Repayment of other short-term borrowings	(2,448)	(7,710)
Issuance of long-term debt	9,931	31,987
Repayment of long-term debt	(1,653)	(37,583)
Note payable to DIRECTV, net of payments of $361	1,439	—
Payment of vendor financing	(4,013)	(1,965)
Issuance of preferred stock	—	3,869
Purchase of treasury stock	(191)	(5,483)
Issuance of treasury stock	89	88
Issuance of preferred interests in subsidiaries	—	1,979
Dividends paid	(11,319)	(11,215)
Other - net	(1,776)	(5,158)
Net Cash Provided by (Used in) Financing Activities	8,165	(21,768)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,535	(2,446)
Cash and cash equivalents and restricted cash beginning of year	9,870	12,295
Cash and Cash Equivalents and Restricted Cash End of Period	$21,405	$9,849
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Issuance of stock	—	—	—	—	—	—	—	—
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$129,941		$130,046		$130,175		$126,279
Repurchase and acquisition of common stock		—		—		—		67
Issuance of preferred stock		—		—		—		3,869
Issuance of treasury stock		(2)		(2)		(77)		(56)
Share-based payments		96		91		(63)		(24)
Changes related to acquisition of interests held by noncontrolling owners		—		4		—		4
Balance at end of period		$130,035		$130,139		$130,035		$130,139
Retained Earnings
Balance at beginning of period		$38,947		$56,045		$37,457		$57,936
Cumulative effect of accounting change and other adjustments		—		—		—		(293)
Adjusted beginning balance		38,947		56,045		37,457		57,643
Net income attributable to AT&T		5,918		2,816		15,038		8,707
Preferred stock dividends		(36)		(35)		(188)		(103)
Common stock dividends ($0.52, $0.52, $1.56 and $1.56 per share)		(3,738)		(3,732)		(11,216)		(11,153)
Balance at end of period		$41,091		$55,094		$41,091		$55,094
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(481)	$(17,332)	(495)	$(17,945)	(495)	$(17,910)	(366)	$(13,085)
Repurchase and acquisition of common stock	(1)	(10)	(1)	(19)	(8)	(225)	(149)	(5,600)
Reissuance of treasury stock	1	23	—	14	22	816	19	735
Balance at end of period	(481)	$(17,319)	(496)	$(17,950)	(481)	$(17,319)	(496)	$(17,950)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$3,119		$129		$4,330		$5,470
Other comprehensive income attributable to AT&T		(776)		520		(1,987)		(4,821)
Balance at end of period		$2,343		$649		$2,343		$649
Noncontrolling Interest
Balance at beginning of period		$17,550		$17,557		$17,567		$17,713
Cumulative effect of accounting change and other adjustments		—		—		—		(7)
Adjusted beginning balance		17,550		17,557		17,567		17,706
Net income attributable to noncontrolling interest		355		352		1,051		987
Issuance and acquisition by noncontrolling owners		—		1,978		—		1,979
Distributions		(369)		(382)		(1,084)		(1,108)
Translation adjustments attributable to noncontrolling interest, net of taxes		(4)		(2)		(2)		(61)
Balance at end of period		$17,532		$19,503		$17,532		$19,503
Total Stockholders' Equity at beginning of period		$179,846		$193,453		$179,240		$201,934
Total Stockholders' Equity at end of period		$181,303		$195,056		$181,303		$195,056
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2021

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

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. (See Note 8)

All significant intercompany transactions are eliminated in the consolidation process. Investments in subsidiaries and partnerships which we do not control but have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included in our results on a one quarter lag. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items.

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and nine months ended September 30, 2021 and 2020, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$5,868	$2,762	$14,882	$8,569
Dilutive potential common shares:
Share-based payment	6	5	17	16
Numerator for diluted earnings per share	$5,874	$2,767	$14,899	$8,585
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,171	7,147	7,167	7,160
Dilutive potential common shares:
Share-based payment (in shares)	31	26	30	26
Denominator for diluted earnings per share	7,202	7,173	7,197	7,186

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	108		(39)		(593)		—		(524)
Amounts reclassified from accumulated OCI	—	1	(4)	1	57	2	(1,516)	3	(1,463)
Net other comprehensive income (loss)	108		(43)		(536)		(1,516)		(1,987)
Balance as of September 30, 2021	$(3,818)		$68		$(1,315)		$7,408		$2,343

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income (loss) before reclassifications	(1,398)		81		(2,166)		—		(3,483)
Amounts reclassified from accumulated OCI	—	1	—	1	44	2	(1,382)	3	(1,338)
Net other comprehensive income (loss)	(1,398)		81		(2,122)		(1,382)		(4,821)
Balance as of September 30, 2020	$(4,454)		$129		$(2,159)		$7,133		$649
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
SEPTEMBER 30, 2021

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

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings (Otter Media). We disposed of substantially all Otter Media assets in the third quarter of 2021 (see Note 8).

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

On July 21, 2021, we entered into an agreement to sell our Vrio business to Grupo Werthein (see Note 8). The transaction is expected to close during the fourth quarter of 2021. We applied held-for-sale accounting to Vrio as of June 30, 2021, and continue to present the Vrio results within the Latin America segment consistent with how performance was assessed and resource allocation decisions were made through September 30, 2021.

Corporate and Other reconciles our segment results to consolidated operating income and income before income taxes, and includes:
•Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, and (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated “Other income (expense) – net.” Costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV under transition service agreements, are reported in Corporate for the remainder of 2021, to maintain comparability of our operating segment results, and while operational plans and continued cost reduction initiatives are implemented.
•Video, which consisted of our former U.S. video operations that were contributed to DIRECTV on July 31, 2021.
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
•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Video prior to its separation, and (2) includes adjustments for our reporting of the advertising business.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

“Interest expense” and “Other income (expense) – net,” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$19,138	$11,148	$7,990	$2,035	$5,955	$—	$5,955
Business Wireline	5,938	3,649	2,289	1,304	985	—	985
Consumer Wireline	3,142	2,184	958	775	183	—	183
Total Communications	28,218	16,981	11,237	4,114	7,123	—	7,123
WarnerMedia	8,442	6,271	2,171	163	2,008	(73)	1,935
Latin America
Vrio	756	660	96	—	96	9	105
Mexico	724	697	27	157	(130)	—	(130)
Total Latin America	1,480	1,357	123	157	(34)	9	(25)
Segment Total	38,140	24,609	13,531	4,434	9,097	$(64)	$9,033
Corporate and Other
Corporate[1]	278	1,109	(831)	129	(960)
Video	2,149	1,731	418	44	374
Acquisition-related items	—	130	(130)	1,012	(1,142)
Certain significant items	—	161	(161)	—	(161)
Eliminations and consolidations	(645)	(546)	(99)	—	(99)
AT&T Inc.	$39,922	$27,194	$12,728	$5,619	$7,109
[1]Operations and Support Expenses include $670 for the reclassification of prior service credit amortization.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,894	$10,182	$7,712	$2,021	$5,691	$—	$5,691
Business Wireline	6,261	3,764	2,497	1,313	1,184	—	1,184
Consumer Wireline	3,040	2,117	923	734	189	—	189
Total Communications	27,195	16,063	11,132	4,068	7,064	—	7,064
WarnerMedia	7,395	5,483	1,912	169	1,743	12	1,755
Latin America
Vrio	753	675	78	126	(48)	14	(34)
Mexico	643	662	(19)	124	(143)	—	(143)
Total Latin America	1,396	1,337	59	250	(191)	14	(177)
Segment Total	35,986	22,883	13,103	4,487	8,616	$26	$8,642
Corporate and Other
Corporate[1]	628	1,175	(547)	65	(612)
Video	7,014	5,887	1,127	557	570
Acquisition-related items	—	38	(38)	1,921	(1,959)
Certain significant items	—	113	(113)	—	(113)
Eliminations and consolidations	(1,288)	(918)	(370)	—	(370)
AT&T Inc.	$42,340	$29,178	$13,162	$7,030	$6,132
[1]Operations and Support Expenses include $610 for the reclassification of prior service credit amortization.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$57,108	$33,077	$24,031	$6,072	$17,959	$—	$17,959
Business Wireline	18,036	11,068	6,968	3,875	3,093	—	3,093
Consumer Wireline	9,380	6,298	3,082	2,306	776	—	776
Total Communications	84,524	50,443	34,081	12,253	21,828	—	21,828
WarnerMedia	25,759	19,608	6,151	491	5,660	44	5,704
Latin America
Vrio	2,248	1,981	267	231	36	7	43
Mexico	2,043	1,984	59	452	(393)	—	(393)
Total Latin America	4,291	3,965	326	683	(357)	7	(350)
Segment Total	114,574	74,016	40,558	13,427	27,131	$51	$27,182
Corporate and Other
Corporate[1]	1,065	3,482	(2,417)	194	(2,611)
Video	15,513	12,666	2,847	356	2,491
Acquisition-related items	—	167	(167)	3,212	(3,379)
Certain significant items	—	4,773	(4,773)	—	(4,773)
Eliminations and consolidations	(3,246)	(2,426)	(820)	—	(820)
AT&T Inc.	$127,906	$92,678	$35,228	$17,189	$18,039
[1]Operations and Support Expenses include $2,011 for the reclassification of prior service credit amortization.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$52,445	$29,083	$23,362	$6,078	$17,284	$—	$17,284
Business Wireline	18,832	11,365	7,467	3,900	3,567	—	3,567
Consumer Wireline	9,202	5,924	3,278	2,176	1,102	—	1,102
Total Communications	80,479	46,372	34,107	12,154	21,953	—	21,953
WarnerMedia	21,888	15,744	6,144	494	5,650	31	5,681
Latin America
Vrio	2,392	2,119	273	400	(127)	26	(101)
Mexico	1,826	1,914	(88)	373	(461)	—	(461)
Total Latin America	4,218	4,033	185	773	(588)	26	(562)
Segment Total	106,585	66,149	40,436	13,421	27,015	$57	$27,072
Corporate and Other
Corporate[1]	1,751	3,256	(1,505)	254	(1,759)
Video	21,442	17,716	3,726	1,741	1,985
Acquisition-related items	—	431	(431)	6,122	(6,553)
Certain significant items	—	2,539	(2,539)	—	(2,539)
Eliminations and consolidations	(3,709)	(2,709)	(1,000)	(1)	(999)
AT&T Inc.	$126,069	$87,382	$38,687	$21,537	$17,150
[1]Operations and Support Expenses include $1,833 for the reclassification of prior service credit amortization.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Communications	$7,123	$7,064	$21,828	$21,953
WarnerMedia	1,935	1,755	5,704	5,681
Latin America	(25)	(177)	(350)	(562)
Segment Contribution	9,033	8,642	27,182	27,072
Reconciling Items:
Corporate and Other	(960)	(612)	(2,611)	(1,759)
Video	374	570	2,491	1,985
Merger costs	(130)	(38)	(167)	(431)
Amortization of intangibles acquired	(1,012)	(1,921)	(3,212)	(6,122)
Asset impairments and abandonments	(161)	(73)	(4,716)	(2,515)
Gain on spectrum transaction[1]	—	—	—	900
Employee separation costs and benefit-related losses	—	(40)	(57)	(924)
Segment equity in net income of affiliates	64	(26)	(51)	(57)
Eliminations and consolidations	(99)	(370)	(820)	(999)
AT&T Operating Income	7,109	6,132	18,039	17,150
Interest Expense	1,667	1,972	5,221	6,031
Equity in net income (loss) of affiliates	91	5	184	(11)
Other income (expense) - net	2,279	(231)	7,499	1,589
Income Before Income Taxes	$7,812	$3,934	$20,501	$12,697
1Included as a reduction of "Selling, general and administrative expenses" in the consolidated statement of income.

The following tables presents intersegment revenues and assets by segment:

Intersegment Reconciliation
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Intersegment Revenues
Communications	$2	$3	$8	$7
WarnerMedia	515	812	2,193	2,402
Latin America	—	—	—	—
Total Intersegment Revenues	517	815	2,201	2,409
Consolidations	128	473	1,045	1,300
Eliminations and consolidations	$645	$1,288	$3,246	$3,709

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit, prior period amounts have been recast to conform to the current period presentation with our first quarter 2021 segment updates (see Note 4).

For the three months ended September 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$14,450	$—	$—	$—	$463	$28	$—	$14,941
Video service	—	—	—	—	756	2,041	—	2,797
Business service	—	5,765	—	—	—	—	—	5,765
Broadband	—	—	2,290	—	—	—	—	2,290
Subscription	—	—	—	3,988	—	—	—	3,501
DTC (HBO Max)[1]	—	—	—	—	—	—	(261)
Other[2]	—	—	—	—	—	—	(226)
Content	—	—	—	3,495	—	—	—	2,783
DTC (HBO Max)[3]	—	—	—	(413)	—	—	—
Other[3]	—	—	—	(299)	—	—	—
Advertising	77	—	—	1,401	—	111	(111)	1,478
Legacy voice and data	—	—	484	—	—	97	—	581
Other	—	—	351	270	—	133	(47)	707
Total Service	14,527	5,765	3,125	8,442	1,219	2,410	(645)	34,843
Equipment	4,611	173	17	—	261	17	—	5,079
Total	$19,138	$5,938	$3,142	$8,442	$1,480	$2,427	$(645)	$39,922
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($174 with Mobility and $87 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia prior to August 1, 2021 (see Note 11).
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$13,811	$—	$—	$—	$385	$169	$—	$14,365
Video service	—	—	—	—	753	6,557	—	7,310
Business service	—	6,079	—	—	—	88	—	6,167
Broadband	—	—	2,128	—	—	—	—	2,128
Subscription	—	—	—	3,477	—	—	—	2,687
DTC (HBO Max)[1]	—	—	—	—	—	—	(190)
Other[2]	—	—	—	—	—	—	(600)
Content	—	—	—	2,618	—	—	—	2,108
DTC (HBO Max)[3]	—	—	—	(199)	—	—	—
Other[3]	—	—	—	(311)	—	—	—
Advertising	72	—	—	1,600	—	408	(408)	1,672
Legacy voice and data	—	—	538	—	—	137	—	675
Other	—	—	372	210	—	178	(90)	670
Total Service	13,883	6,079	3,038	7,395	1,138	7,537	(1,288)	37,782
Equipment	4,011	182	2	—	258	105	—	4,558
Total	$17,894	$6,261	$3,040	$7,395	$1,396	$7,642	$(1,288)	$42,340
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($116 with Mobility and $74 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia.
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$42,667	$—	$—	$—	$1,349	$65	$—	$44,081
Video service	—	—	—	—	2,248	14,534	—	16,782
Business service	—	17,497	—	—	—	70	—	17,567
Broadband	—	—	6,761	—	—	—	—	6,761
Subscription	—	—	—	11,779	—	—	—	9,649
DTC (HBO Max)[1]	—	—	—	—	—	—	(749)
Other[2]	—	—	—	—	—	—	(1,381)
Content	—	—	—	10,411	—	—	—	8,440
DTC (HBO Max)[3]	—	—	—	(1,136)	—	—	—
Other[3]	—	—	—	(835)	—	—	—
Advertising	254	—	—	4,877	—	909	(909)	5,131
Legacy voice and data	—	—	1,507	—	—	334	—	1,841
Other	—	—	1,019	663	—	576	(207)	2,051
Total Service	42,921	17,497	9,287	25,759	3,597	16,488	(3,246)	112,303
Equipment	14,187	539	93	—	694	90	—	15,603
Total	$57,108	$18,036	$9,380	$25,759	$4,291	$16,578	$(3,246)	$127,906
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($481 with Mobility and $268 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia prior to August 1, 2021 (see Note 11).
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$41,314	$—	$—	$—	$1,197	$464	$—	$42,975
Video service	—	—	—	—	2,392	20,226	—	22,618
Business service	—	18,271	—	—	—	243	—	18,514
Broadband	—	—	6,329	—	—	—	—	6,329
Subscription	—	—	—	10,142	—	—	—	7,793
DTC (HBO Max)[1]	—	—	—	—	—	—	(251)
Other[2]	—	—	—	—	—	—	(2,098)
Content	—	—	—	9,615	—	—	—	6,988
DTC (HBO Max)[3]	—	—	—	(1,848)	—	—	—
Other[3]	—	—	—	(779)	—	—	—
Advertising	206	—	—	4,236	—	1,115	(1,115)	4,442
Legacy voice and data	—	—	1,679	—	—	424	—	2,103
Other	—	—	1,189	522	—	488	(245)	1,954
Total Service	41,520	18,271	9,197	21,888	3,589	22,960	(3,709)	113,716
Equipment	10,925	561	5	—	629	233	—	12,353
Total	$52,445	$18,832	$9,202	$21,888	$4,218	$23,193	$(3,709)	$126,069
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($153 with Mobility and $98 with Consumer Wireline).
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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2021	2020
Deferred Acquisition Costs
Prepaid and other current assets	$2,615	$3,087
Other Assets	3,056	3,198
Total deferred customer contract acquisition costs	$5,671	$6,285
Deferred Fulfillment Costs
Prepaid and other current assets	$2,611	$4,118
Other Assets	4,196	5,634
Total deferred customer contract fulfillment costs	$6,807	$9,752

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The decline in deferred acquisition and fulfillment costs from December 31, 2020 reflects the July 2021 separation of the U.S. Video business. At separation, we removed $1,218 of deferred acquisitions costs ($693 originally classified as “Prepaid and other current assets” and $525 originally classified as “Other assets”) and $2,025 of deferred fulfillment costs ($1,134 originally classified as “Prepaid and other current assets” and $891 originally classified as “Other assets”). (See Note 8)

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2021	2020
Deferred acquisition cost amortization	$2,358	$1,969
Deferred fulfillment cost amortization	3,290	3,888

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

Our contract assets primarily relate to our wireless businesses. Promotional equipment sales where we offer handset credits, which are allocated between equipment and service in proportion to their standalone selling prices, when customers commit to a specified service period result in additional contract assets recognized. These contract assets will amortize over the service contract period, resulting in lower future service revenue.

When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Reductions in the contract liability will be recorded as we satisfy the performance obligations.

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2021	2020
Contract asset	$3,889	$3,501
Current portion in “Prepaid and other current assets”	2,329	2,054
Contract liability	5,385	6,879
Current portion in “Advanced billings and customer deposits”	4,779	6,071
Current portion in “Accounts payable and accrued liabilities”	74	—

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $5,150.

Changes in our contract asset and contract liability from December 31, 2020 include the impact of the July 2021 separation of the U.S. Video business. At separation, the contract asset was reduced $303 and the contract liability was reduced $1,098, both of which were predominantly the current portion. (See Note 8)

Remaining Performance Obligations
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
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,106, of which we expect to recognize approximately 74% by the end of 2022, with the balance recognized thereafter.

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

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. Total distributions from the pension plan exceeded the threshold of service and interest costs for 2021, requiring us to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter-end in 2021, as we expected settlements to occur during each quarter. These remeasurements resulted in the recognition of actuarial gains of $374 in the third quarter and $3,021 for the nine months ended September 30, 2021.

As part of our 2021 remeasurements, the weighted-average discount rate used to measure our pension benefit obligation remained consistent at 3.00% at September 30, 2021 as compared to June 30, 2021, increasing from 2.70% at December 31, 2020. The discount rate in effect for determining pension service and interest costs after our September 30 remeasurement is 3.30% and 2.30% respectively. The remeasurements also reflect actual returns on pension plan assets of 6.30% (nine-month rate) relative to our expected long-term rate of 6.75% (annual rate).

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension (credit) cost is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Pension cost:
Service cost – benefits earned during the period	$241	$257	$723	$772
Interest cost on projected benefit obligation	321	421	951	1,265
Expected return on assets	(890)	(888)	(2,617)	(2,667)
Amortization of prior service credit	(36)	(28)	(108)	(85)
Actuarial (gain) loss	(374)	—	(3,021)	—
Net pension (credit) cost	$(738)	$(238)	$(4,072)	$(715)

Postretirement cost:
Service cost – benefits earned during the period	$11	$14	$34	$40
Interest cost on accumulated postretirement benefit obligation	53	104	158	312
Expected return on assets	(38)	(44)	(114)	(133)
Amortization of prior service credit	(634)	(583)	(1,903)	(1,747)
Net postretirement (credit) cost	$(608)	$(509)	$(1,825)	$(1,528)
Combined net pension and postretirement (credit) cost	$(1,346)	$(747)	$(5,897)	$(2,243)

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $12 and $19 in the third quarter and $35 and $57 for the first nine months of 2021 and 2020, respectively.

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$170,841	$197,467	$155,209	$187,224
Commercial paper	6,576	6,576	—	—
Investment securities[2]	3,282	3,282	3,249	3,249
[1]Includes credit agreement borrowings. Excludes note payable to DIRECTV. Amounts at September 30, 2021 exclude $32 associated with Vrio, which were classified as held-for-sale (see Note 8).
[2]Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2021 and December 31, 2020. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,137	$—	$—	$1,137
International equities	212	—	—	212
Fixed income equities	231	—	—	231
Available-for-Sale Debt Securities	—	1,426	—	1,426
Asset Derivatives
Cross-currency swaps	—	430	—	430
Foreign exchange contracts	—	2	—	2
Liability Derivatives
Cross-currency swaps	—	(3,000)	—	(3,000)
Foreign exchange contracts	—	(36)	—	(36)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,010	$—	$—	$1,010
International equities	180	—	—	180
Fixed income equities	236	—	—	236
Available-for-Sale Debt Securities	—	1,479	—	1,479
Asset Derivatives
Cross-currency swaps	—	1,721	—	1,721
Foreign exchange contracts	—	6	—	6
Liability Derivatives
Cross-currency swaps	—	(1,814)	—	(1,814)
Foreign exchange contracts	—	(9)	—	(9)

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
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Total gains (losses) recognized on equity securities	$9	$64	$151	$22
Gains (Losses) recognized on equity securities sold	(2)	—	(2)	(24)
Unrealized gains (losses) recognized on equity securities held at end of period	$11	$64	$153	$46

At September 30, 2021, available-for-sale debt securities totaling $1,426 have maturities as follows - less than one year: $65; one to three years: $209; three to five years: $185; five or more years: $967.

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

We also designate some of our cross-currency swaps as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt. For these hedges we have elected to exclude the change in fair value of the cross-currency swap related to both time value and cross-currency basis spread from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings through the swap accrual over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2021 and 2020, no ineffectiveness was measured on fair value hedges.

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
SEPTEMBER 30, 2021

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $77 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheets. Net gains on net investment hedges recognized in accumulated OCI in the third quarter were $40 and net gains for the first nine months of 2021 were $91.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2021, we had posted collateral of $116 (a deposit asset) and held collateral of $189 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in September, we would have been required to post additional collateral of $54. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $2,536. At December 31, 2020, we had posted collateral of $53 (a deposit asset) and held collateral of $694 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2021	2020
Cross-currency swaps	$42,085	$40,745
Foreign exchange contracts	191	90
Total	$42,276	$40,835

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2021	2020	2021	2020
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$(1)	$(3)	$(5)
Gain (Loss) on long-term debt	1	1	3	5
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	(34)	—	(66)	—
Gain (Loss) on long-term debt	34	—	66	—
Gain (Loss) recognized in accumulated OCI	2	—	3	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2021	2020	2021	2020
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(237)	$1,079	$(742)	$(2,091)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(14)	10	(14)	(1)
Other income (expense) - net reclassified from accumulated OCI into income	7	(9)	(3)	4
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	—	—	(648)
Interest income (expense) reclassified from accumulated OCI into income	(22)	(25)	(70)	(59)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auction On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses - Net” on our September 30, 2021 consolidated balance sheet. We estimate that we will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum, expected by the end of 2021, and $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we are responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which $650 was billed in the third quarter and paid in the fourth quarter of 2021. Cash paid, including spectrum deposits (net of refunds), capitalized interest, and any payments for incentive and relocation costs are included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows. Interest is capitalized until the spectrum is ready for its intended use. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

Dispositions

Video Business On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV, which is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions.

In connection with the transaction, we contributed our U.S. Video business unit to DIRECTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units (collectively “equity considerations”). TPG contributed approximately $1,800 in cash to DIRECTV for $1,800 of senior preferred units and a 30% economic interest in common units. See Note 11 for additional information on our accounting for our investment in and transactions with DIRECTV.

In the third quarter, we received approximately $7,170 in cash from DIRECTV ($7,600, net of $430 cash on hand) and transferred $195 of DIRECTV debt. Approximately $1,800 of the cash received is reported as cash received from financing activities in our consolidated statement of cash flows, as it relates to a note payable to DIRECTV, for which payment is tied to our agreement to cover net losses under the remaining term of the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract. The remainder of the net proceeds is reported as cash from investing activities. This transaction did not result in a material gain or loss.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the first quarter of 2021, we applied held-for-sale accounting treatment to the assets and liabilities of the U.S. video business, and, accordingly, included the assets in “Prepaid and other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheet, up until the close of the transaction. The held-for-sale classification also resulted in ceasing depreciation and amortization on the designated assets.

The assets and liabilities of the Video operations, transferred to DIRECTV upon close of the transaction, were as follows:

Current assets	$4,893
Property, plant and equipment - net	2,673
Licenses, net	5,798
Other intangible assets, net	1,634
Other assets	1,787
Total Video assets	$16,785

Current liabilities	$4,267
Long-term debt	206
Other noncurrent liabilities	343
Total Video liabilities	$4,816

Otter Media During the third quarter of 2021, we disposed of substantially all of the assets of Otter Media. We received approximately $1,540 in cash and removed approximately $1,200 of goodwill associated with these assets. The dispositions did not result in a material gain or loss.

Playdemic Ltd. On September 20, 2021, we sold WarnerMedia’s mobile games app studio, Playdemic Ltd. (Playdemic) for approximately $1,400 in cash and recognized a pre-tax gain of $766 in “Other income (expense) - net,” on our consolidated statement of income. Approximately $600 of goodwill was removed related to this business. Playdemic was excluded from the pending WarnerMedia/Discovery transaction.

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

The merger agreement contains certain customary termination rights for AT&T and Discovery, including, without limitation, a right for either party to terminate if the transaction is not completed on or before July 15, 2023. Termination fees under specified circumstances will require Discovery to pay AT&T $720 or AT&T to pay Discovery $1,770.

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

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Vrio On July 21, 2021, we entered into an agreement to sell our Latin America video operations, Vrio, to Grupo Werthein. In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. At September 30, 2021, our consolidated balance sheet included $853 of Vrio held-for-sale assets reported in “Prepaid and other current assets,” primarily related to deferred customer contract acquisition and fulfillment costs, prepaids and other deferred charges, and $2,819 of related liabilities reported in “Accounts payable and accrued liabilities,” primarily for reserves associated with accumulated foreign currency translation adjustments, which will reverse against accumulated other comprehensive income upon close of the transaction.
The transaction is expected to close during the fourth quarter of 2021, pending customary closing conditions. We will retain our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.

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

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	September 30, 2021		December 31, 2020
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,671	$3,371	$5,565	$3,909
Balance sheet classification
Accounts receivable
Notes receivable	1,746	—	2,716	—
Trade receivables	438	3,163	554	3,715
Other Assets
Noncurrent notes and trade receivables	1,487	208	2,295	194

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	9,380	5,562	7,827	5,300
Cash proceeds received, net of remittances[1]	6,588	5,562	5,646	5,300
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
SEPTEMBER 30, 2021

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

The following table sets forth a summary of equipment installment receivables sold under this program during the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross receivables sold	$2,123	$1,624	$8,067	$5,497
Net receivables sold[1]	2,069	1,578	7,858	5,300
Cash proceeds received	1,981	1,387	7,231	4,562
Deferred purchase price recorded	158	226	864	811
Guarantee obligation recorded	94	55	321	126
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of repurchased receivables	$471	$373	$1,094	$946
Carrying value of deferred purchase price	440	373	1,019	931
Gain on repurchases[1]	$31	$—	$75	$15
[1]These gains are included in "Selling, general and administrative" in the consolidated statements of income.

At September 30, 2021 and December 31, 2020, our deferred purchase price receivable was $2,797 and $1,991, respectively, of which $1,757 and $1,476 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2021 and December 31, 2020 was $352 and $228, respectively, of which $124 and $161 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program
We have a revolving agreement to transfer up to $6,000 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,371 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table sets forth a summary of receivables sold:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross receivables sold/cash proceeds received[1]	$4,472	$3,563	$14,813	$11,590
Total collections under revolving agreement[2]	4,631	3,763	14,381	10,790
Receivables repurchased	170	—	170	—
Net cash proceeds received (paid)	$(329)	$(200)	$262	$800

Net receivables sold[3]	$4,301	$3,553	$14,558	$11,510
Obligations recorded (reversed)	(60)	58	(49)	172
[1]Includes initial sales of receivables of $0 for each of the three months and $700 and $1,000 for the nine months ended September 30, 2021 and 2020, respectively.
[2]Includes collections of $159 and $200 for the three months and $268 and $200 for the nine months ended September 30, 2021 and 2020, respectively, that were not reinvested under the revolving agreement.

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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$1,454	$1,546	$4,343	$4,372

Finance lease cost:
Amortization of right-of-use assets	$59	$76	$198	$216
Interest on lease obligation	43	39	123	116
Total finance lease cost	$102	$115	$321	$332

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides supplemental cash flows information related to leases:

	Nine months ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$3,754	$3,651
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	3,543	3,908

The following tables set forth supplemental balance sheet information related to leases:

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$24,341	$24,714

Accounts payable and accrued liabilities	$3,675	$3,537
Operating lease obligation	21,510	22,202
Total operating lease obligation	$25,185	$25,739
Finance Leases
Property, plant and equipment, at cost	$2,774	$3,586
Accumulated depreciation and amortization	(1,166)	(1,361)
Property, plant and equipment, net	$1,608	$2,225

Current portion of long-term debt	$169	$189
Long-term debt	1,574	1,847
Total finance lease obligation	$1,743	$2,036

	September 30,
	2021	2020
Weighted-Average Remaining Lease Term (years)
Operating leases	8.4	8.5
Finance leases	8.5	10.1

Weighted-Average Discount Rate
Operating leases	3.8%	4.1%
Finance leases	8.0%	8.1%

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides the expected future minimum maturities of lease obligations:

At September 30, 2021	Operating	Finance
	Leases	Leases
Remainder of 2021	$1,252	$84
2022	4,897	340
2023	4,467	315
2024	3,931	290
2025	3,211	281
Thereafter	12,734	1,466
Total lease payments	30,492	2,776
Less: imputed interest	(5,307)	(1,033)
Total	$25,185	$1,743

NOTE 11. INVESTMENT IN AND TRANSACTIONS WITH DIRECTV

On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV (see Note 8). The transaction resulted in our deconsolidation of the Video Business, with DIRECTV being considered a variable interest entity for accounting purposes. As DIRECTV is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions, most significantly the appointment and removal of the CEO, we have concluded that we are not the primary beneficiary of DIRECTV. As a result, effective August 1, 2021, we accounted for our investments in DIRECTV under the equity method and recorded our share of DIRECTV earnings as equity in net income of affiliates as DIRECTV is considered a related party upon deconsolidation. Our share of net income or loss may differ from the stated ownership percentage interest of DIRECTV as the terms of the arrangement prescribe substantive non-proportionate cash distributions, both from operations and in liquidation, that are based on classes of interests held by investors. In the event that DIRECTV records a loss, that loss will be allocated to ownership interests based on their seniority, beginning with the most subordinated interests.

Our investment in DIRECTV at September 30, 2021 was $6,883, based upon the initial fair value of the equity considerations on July 31, 2021 of $6,852 which was determined using a discounted cash flow model reflecting distribution rights and preference of the individual instruments. For the two months ended September 30, 2021, our share of DIRECTV’s earnings included in equity in net income of affiliates was $157. Cash distributions from DIRECTV in the third quarter totaled $130 and were classified as operating activities in our consolidated statement of cash flows.

In addition to the assets and liabilities contributed to DIRECTV (see Note 8), we recorded total obligations of $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 is in the form of a note payable to DIRECTV (see Note 8). During the third quarter of 2021, cash payments to DIRECTV on the note totaled $361 and were classified as financing activities in our consolidated statement of cash flows. Amounts due under the DIRECTV note were $1,438 at September 30, 2021.

Through our WarnerMedia properties, we license content and programming and provide advertising services to DIRECTV. Revenue recognized from DIRECTV, which was previously eliminated, totaled approximately $280 for the two months ended September 30, 2021. We also provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years.

Pursuant to a commercial agreement, WarnerMedia continues to sell DIRECTV’s advertising inventory under a revenue sharing agreement. WarnerMedia records amounts billed as advertising revenue and recognizes expense for DIRECTV’s revenue share, which was approximately $200 for the two months ended September 30, 2021. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the two months ended September 30, 2021, we billed DIRECTV approximately $240 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of approximately $50 in the third quarter.

At September 30, 2021, we had accounts receivable from DIRECTV of $433 and accounts payable to DIRECTV of $659.

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We are not committed, implicitly or explicitly to provide financial or other support, other than noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$21,270	$9,758	$9,740	$12,130
Restricted cash in Prepaid and other current assets	2	2	9	69
Restricted cash in Other Assets	133	89	121	96
Cash and Cash Equivalents and Restricted Cash	$21,405	$9,849	$9,870	$12,295

The following table summarizes cash paid during the periods for interest, income taxes and spectrum:

Consolidated Statements of Cash Flows	Nine months ended
	September 30,
Cash paid (received) during the period for:	2021	2020
Interest	$6,079	$6,661
Income taxes, net of refunds	538	306
Spectrum acquisitions[1]	23,017	1,062
[1] Included as cash paid for “Acquisitions, net of cash acquired” on our consolidated statement of cash flows. Excludes interest during construction.

The following table summarizes interest capitalized during construction:
	Nine months ended
	September 30,
Interest during construction:	2021	2020
Capital expenditures	$(132)	$(92)
Spectrum[1]	(516)	—
Interest During Construction	$(648)	$(92)
[1] Included in “Acquisitions, net of cash acquired” on our consolidated statement of cash flows.

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the nine months ended September 30, 2021 and 2020, we recorded vendor financing commitments related to capital investments of approximately $3,624 and $3,148.

Total vendor financing payables included in our September 30, 2021 consolidated balance sheet were approximately $3,752, with $2,866 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

AT&T INC.
SEPTEMBER 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Debt Transactions At September 30, 2021, our debt obligations totaled $179,161. Our debt activity during the nine months ended September 30, 2021 primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2021
Net commercial paper borrowings	$7,072	$(513)	$(2)	$6,557
Issuance of Notes and Debentures[1]:
U.S. dollar denominated global notes	$6,000	$—	$—	$6,000
Initial average rate of 1.27%
Euro denominated global notes	1,461	—	—	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350	—	—	7,350
BAML Bilateral Term Loan	2,000	—	—	2,000
Private financing	750	—	—	750
Other	636	—	835	1,471
Debt Issuances	$18,197	$—	$835	$19,032

Repayments:
Private financing	$(649)	$—	$—	$(649)
Other	(253)	(253)	(498)	(1,004)
Repayments of long-term debt	$(902)	$(253)	$(498)	$(1,653)
1 Includes credit agreement borrowings.

Credit Facilities
On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. As of September 30, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a 0.75 year $1,000 facility due December 31, 2021 (BAML Tranche A Facility), and (ii) a 1.75 year $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At September 30, 2021, $2,000 was outstanding under these facilities.

AT&T INC.
SEPTEMBER 30, 2021

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

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. (See Note 8)

We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items and equity in net income (loss) of affiliates for investments managed within each segment. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

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
•WarnerMedia segment results reflect our operation of WarnerMedia as one integrated organization.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating Revenues
Communications	$28,218	$27,195	3.8%	$84,524	$80,479	5.0%
WarnerMedia	8,442	7,395	14.2	25,759	21,888	17.7
Latin America	1,480	1,396	6.0	4,291	4,218	1.7
Corporate	278	628	(55.7)	1,065	1,751	(39.2)
Video	2,149	7,014	(69.4)	15,513	21,442	(27.7)
Eliminations and consolidation	(645)	(1,288)	49.9	(3,246)	(3,709)	12.5
AT&T Operating Revenues	39,922	42,340	(5.7)	127,906	126,069	1.5

Operating Contribution
Communications	7,123	7,064	0.8	21,828	21,953	(0.6)
WarnerMedia	1,935	1,755	10.3	5,704	5,681	0.4
Latin America	(25)	(177)	85.9	(350)	(562)	37.7
Segment Operating Contribution	$9,033	$8,642	4.5%	$27,182	$27,072	0.4%

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

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings (Otter Media). We disposed of substantially all of the Otter Media assets in the third quarter of 2021 (see Note 8).

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating Revenues
Service	$34,843	$37,782	(7.8)%	$112,303	$113,716	(1.2)%
Equipment	5,079	4,558	11.4	15,603	12,353	26.3
Total Operating Revenues	39,922	42,340	(5.7)	127,906	126,069	1.5

Operating expenses
Operations and support	27,194	29,178	(6.8)	92,678	87,382	6.1
Depreciation and amortization	5,619	7,030	(20.1)	17,189	21,537	(20.2)
Total Operating Expenses	32,813	36,208	(9.4)	109,867	108,919	0.9
Operating Income	7,109	6,132	15.9	18,039	17,150	5.2
Interest expense	1,667	1,972	(15.5)	5,221	6,031	(13.4)
Equity in net income (loss) of affiliates	91	5	—	184	(11)	—
Other income (expense) - net	2,279	(231)	—	7,499	1,589	—
Income Before Income Taxes	7,812	3,934	98.6	20,501	12,697	61.5
Net Income	6,273	3,168	98.0	16,089	9,694	66.0
Net Income Attributable to AT&T	5,918	2,816	—	15,038	8,707	72.7
Net Income Attributable to Common Stock	$5,868	$2,762	—%	$14,882	$8,569	73.7%

Operating revenues decreased in the third quarter and increased in the first nine months of 2021. The revenue decrease in the third quarter reflects our July 31, 2021 separation of the U.S. video business and lower Business Wireline revenues due in part to higher demand for pandemic-related connectivity in the prior-year. Partially offsetting these declines were Mobility service and equipment revenue growth and gains in broadband service in our Communications segment and higher content and Direct-to-Consumer (DTC) subscription revenues in our WarnerMedia segment.

The increase for the first nine months was driven by higher Mobility equipment and service revenues and gains in broadband service in our Communications segment; higher DTC subscription, and content revenues in our WarnerMedia segment; and growth in Mexico wireless operations from favorable foreign exchange impacts. Partially offsetting the increases was the loss of revenue resulting from the separation of our U.S. video business in July and the sale of our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands, which were sold in the fourth quarter of 2020.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operations and support expenses decreased in the third quarter and increased in the first nine months of 2021. The expense decrease in the third quarter reflects our July 31, 2021 separation of the U.S. video business and the timing of the NBA season in 2020, partially offset by increased domestic wireless equipment expense, including 3G network shutdown costs, and higher WarnerMedia non-sports programming, marketing activities, and incremental selling costs associated with a DIRECTV advertising revenue sharing arrangement with WarnerMedia. Also contributing to expense declines were lower personnel costs associated with our ongoing transformation initiatives.

The increase for the first nine months included a noncash impairment charge of $4,555 in the second quarter of 2021, resulting from our assessment of the recoverability of the net assets of Vrio, including approximately $2,100 of historical currency translation adjustments (see Note 8). Also contributing to the expense increase was higher WarnerMedia non-sports programming and marketing activities and increased domestic wireless equipment expense. Partially offsetting these increases was the impact of the separation of the U.S. video business, lower bad debt expense and lower personnel costs associated with our ongoing transformation initiatives.

Depreciation and amortization expense decreased in the third quarter and for the first nine months of 2021.
Amortization expense decreased $909, or 47.3% in the third quarter and $2,910, or 47.5% for the first nine months of 2021 primarily due to ceasing amortization on Vrio held-for-sale assets in 2021.

Depreciation expense decreased $502, or 9.8% in the third quarter and $1,438, or 9.3% for the first nine months of 2021 primarily due to the lower cost basis of property, plant and equipment resulting from Video impairments taken in the fourth quarter of 2020 and ceasing depreciation on Video and Vrio held-for-sale assets in 2021.
Operating income increased in the third quarter and in the first nine months of 2021. Our operating income margin for the third quarter increased from 14.5% in 2020 to 17.8% in 2021 and in the first nine months increased from 13.6% in 2020 to 14.1% in 2021.

Interest expense decreased in the third quarter and first nine months of 2021, primarily due to lower interest rates and capitalized interest associated with the spectrum acquisitions.

Equity in net income of affiliates increased in the third quarter and for the first nine months of 2021. The third quarter increase was primarily due to the close of our transaction with TPG and our accounting for our investment in DIRECTV under the equity method of accounting beginning August 1, 2021 (see Note 8 and Note 11), partially offset by decreases from certain WarnerMedia investments. The increase for the first nine months was also due to the DIRECTV investment, combined with improved performance from WarnerMedia investments for the nine-month period.

Other income (expense) – net increased in the third quarter and for the first nine months of 2021. The increases were primarily due to actuarial gains of $374 and $3,021 in the third quarter and first nine months of 2021, respectively, a $766 gain on sale of our interest in Playdemic Ltd. (Playdemic), and higher net pension and postretirement benefit credits resulting from lower interest costs on the benefit obligation and higher prior service credit amortization (see Note 6). The increase also includes higher returns on benefit-related investments for the nine-month comparable period and fewer impairments taken in 2021.

Income taxes increased in the third quarter and the first nine months of 2021. The increase in the third quarter was primarily driven by higher income before income tax. Our effective tax rate was 19.7% in the third quarter of 2021, versus 19.5% in the comparable period in the prior year.

The increase for the first nine months was primarily due to higher income before income tax, offset by Vrio tax benefit, tax initiatives and audit settlements in the current year. Our effective tax rate was 21.5% for the first nine months of 2021, versus 23.7% for the comparable period in the prior year. The effective tax rate in 2020 was higher primarily due to our prior-year impairment of Vrio goodwill, which was not deductible for tax purposes.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Segment Operating Revenues
Mobility	$19,138	$17,894	7.0%	$57,108	$52,445	8.9%
Business Wireline	5,938	6,261	(5.2)	18,036	18,832	(4.2)
Consumer Wireline	3,142	3,040	3.4	9,380	9,202	1.9
Total Segment Operating Revenues	28,218	27,195	3.8	84,524	80,479	5.0

Segment Operating Contribution
Mobility	5,955	5,691	4.6	17,959	17,284	3.9
Business Wireline	985	1,184	(16.8)	3,093	3,567	(13.3)
Consumer Wireline	183	189	(3.2)	776	1,102	(29.6)
Total Segment Operating Contribution	$7,123	$7,064	0.8%	$21,828	$21,953	(0.6)%

Selected Subscribers and Connections
	September 30,
(000s)	2021	2020
Mobility Subscribers	196,519	176,744
Total domestic broadband connections	15,510	15,375
Network access lines in service	6,404	7,562
U-verse VoIP connections	3,440	3,942

Operating revenues increased in the third quarter and for the first nine months of 2021, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service and equipment revenue growth and gains in broadband service.

Operating contribution increased in the third quarter and decreased for the first nine months of 2021, reflecting lower operating contribution from our Business Wireline and Consumer Wireline business units, offset by increases in our Mobility business unit. Our Communications segment operating income margin in the third quarter decreased from 26.0% in 2020 to 25.2% in 2021 and for the first nine months decreased from 27.3% in 2020 to 25.8% in 2021, reflecting, in part, increased equipment sales with no margins.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Service	$14,527	$13,883	4.6%	$42,921	$41,520	3.4%
Equipment	4,611	4,011	15.0	14,187	10,925	29.9
Total Operating Revenues	19,138	17,894	7.0	57,108	52,445	8.9

Operating expenses
Operations and support	11,148	10,182	9.5	33,077	29,083	13.7
Depreciation and amortization	2,035	2,021	0.7	6,072	6,078	(0.1)
Total Operating Expenses	13,183	12,203	8.0	39,149	35,161	11.3
Operating Income	5,955	5,691	4.6	17,959	17,284	3.9
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$5,955	$5,691	4.6%	$17,959	$17,284	3.9%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	September 30,		Percent
(in 000s)	2021	2020	Change
Postpaid	80,249	75,969	5.6%
Postpaid phone	66,396	63,485	4.6
Prepaid	19,028	18,100	5.1
Reseller	6,263	6,708	(6.6)
Connected devices[1]	90,979	75,967	19.8
Total Mobility Subscribers	196,519	176,744	11.2%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	Third Quarter				Nine-Month Period
			Percent				Percent
(in 000s)	2021	2020	Change		2021	2020	Change
Postpaid Phone Net Additions	928	645	43.9%		2,312	657	—%
Total Phone Net Additions	1,177	776	51.7		2,942	880	—

Postpaid[2]	1,218	1,081	12.7		3,197	954	—
Prepaid	351	245	43.3		927	365	—
Reseller	(164)	(4)	—		(357)	(252)	(41.7)
Connected devices[3]	3,468	4,203	(17.5)		10,194	9,976	2.2
Mobility Net Subscriber Additions[1]	4,873	5,525	(11.8)%		13,961	11,043	26.4%

Postpaid Churn[4]	0.92%	0.85%	7	BP	0.91%	0.99%	(8) BP
Postpaid Phone-Only Churn[4]	0.72%	0.69%	3	BP	0.72%	0.80%	(8) BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 34 and (44) for the three months ended September 30, 2021 and 2020 and (16) and (470) for the nine months ended September 30, 2021 and 2020. Wearables and other net adds were 256 and 480 for the quarter ended September 30, 2021 and 2020 and 899 and 767 for the nine months September 30, 2021 and 2020.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were 1.8 million for the quarter ended September 30, 2021 and 5.5 million for the nine months ended September 30, 2021.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the third quarter and for the first nine months of 2021. The increases are largely due to growth from subscriber gains.

ARPU
Average revenue per subscriber (ARPU) decreased in the third quarter and for the first nine months of 2021. ARPU during 2021 reflects the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first nine months due to retention offers, migrations to unlimited plans, continued network performance and lower involuntary disconnects.

Equipment revenue increased in the third quarter and for the first nine months of 2021, primarily driven by the sale of higher-priced smartphones and a mix of higher-priced postpaid smartphones, including the quarterly shift in product launch timing versus the prior year, and higher sales of postpaid data devices for the nine-month period.

Operations and support expenses increased in the third quarter and for the first nine months of 2021 largely driven by growth in equipment sales and associated expenses, including 3G network shutdown costs, increased amortization of deferred contract acquisition costs, and content costs associated with bundling HBO Max, and, for the nine-month period, higher network and technology costs. The expense increase was offset by lower sales costs and lower bad debt expense.

Depreciation expense increased in the third quarter and decreased for the first nine months of 2021. The third quarter increase is due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets. For the nine months the decrease is primarily due to network assets becoming fully depreciated.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income increased in the third quarter and for the first nine months of 2021. Our Mobility operating income margin in the third quarter decreased from 31.8% in 2020 to 31.1% in 2021, and for the first nine months decreased from 33.0% in 2020 to 31.4% in 2021. Our Mobility EBITDA margin in the third quarter decreased from 43.1% in 2020 to 41.7% in 2021, and for the first nine months decreased from 44.5% in 2020 to 42.1% in 2021. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.
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

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Service	$5,765	$6,079	(5.2)%	$17,497	$18,271	(4.2)%
Equipment	173	182	(4.9)	539	561	(3.9)
Total Operating Revenues	5,938	6,261	(5.2)	18,036	18,832	(4.2)

Operating expenses
Operations and support	3,649	3,764	(3.1)	11,068	11,365	(2.6)
Depreciation and amortization	1,304	1,313	(0.7)	3,875	3,900	(0.6)
Total Operating Expenses	4,953	5,077	(2.4)	14,943	15,265	(2.1)
Operating Income	985	1,184	(16.8)	3,093	3,567	(13.3)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$985	$1,184	(16.8)%	$3,093	$3,567	(13.3)%

Service revenues decreased in the third quarter and for the first nine months of 2021, driven by lower demand for legacy voice and data services in the current year, proactive rationalization of low profit margin products and higher demand for pandemic-related connectivity in the prior-year. We expect this trend to continue for the remainder of the year.

Equipment revenues decreased in the third quarter and for the first nine months of 2021, driven by declines in legacy and non-core services.

Operations and support expenses decreased in the third quarter and for the first nine months of 2021, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization and proactive rationalization of low profit margin products.

Depreciation expense decreased in the third quarter and for the first nine months of 2021, primarily due to certain network assets becoming fully depreciated.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income decreased in the third quarter and for the first nine months of 2021. Our Business Wireline operating income margin in the third quarter decreased from 18.9% in 2020 to 16.6% in 2021, and for the first nine months decreased from 18.9% in 2020 to 17.1% in 2021. Our Business Wireline EBITDA margin in the third quarter decreased from 39.9% in 2020 to 38.5% in 2021, and for the first nine months decreased from 39.7% in 2020 to 38.6% in 2021.

Consumer Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues
Broadband	$2,290	$2,128	7.6%	$6,761	$6,329	6.8%
Legacy voice and data services	484	538	(10.0)	1,507	1,679	(10.2)
Other service and equipment	368	374	(1.6)	1,112	1,194	(6.9)
Total Operating Revenues	3,142	3,040	3.4	9,380	9,202	1.9

Operating expenses
Operations and support	2,184	2,117	3.2	6,298	5,924	6.3
Depreciation and amortization	775	734	5.6	2,306	2,176	6.0
Total Operating Expenses	2,959	2,851	3.8	8,604	8,100	6.2
Operating Income	183	189	(3.2)	776	1,102	(29.6)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$183	$189	(3.2)%	$776	$1,102	(29.6)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	September 30,		Percent
(in 000s)	2021	2020	Change
Broadband Connections
Total Broadband and DSL Connections	14,180	14,102	0.6%
Fiber Broadband Connections	5,721	4,678	22.3

Voice Connections
Retail Consumer Switched Access Lines	2,527	2,977	(15.1)
U-verse Consumer VoIP Connections	2,843	3,361	(15.4)
Total Retail Consumer Voice Connections	5,370	6,338	(15.3)%

Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Broadband Net Additions
Total Broadband and DSL Net Additions	6	158	(96.2)%	80	(17)	—%
Fiber Broadband Net Additions	289	357	(19.0)%	770	791	(2.7)%

Broadband (high-speed internet) revenues increased in the third quarter and for the first nine months of 2021, driven by an increase in fiber customers and pricing, which we expect to continue for the foreseeable future.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2021, reflecting the continued decline in the number of customers, which we expect to continue.

Other service and equipment revenues decreased in the third quarter and for the first nine months of 2021, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

Operations and support expenses increased in the third quarter and for the first nine months of 2021, primarily driven by higher technology and customer support costs and, for the nine-month period, content costs associated with plans bundling HBO Max. Partially offsetting these increases was lower amortization of deferred fulfillment costs, including the impact of the first-quarter 2021 updates to extend the economic life for our subscribers.

Depreciation expense increased in the third quarter and for the first nine months of 2021, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income decreased in the third quarter and for the first nine months of 2021. Our Consumer Wireline operating income margin in the third quarter decreased from 6.2% in 2020 to 5.8% in 2021, and for the first nine months decreased from 12.0% in 2020 to 8.3% in 2021. Our Consumer Wireline EBITDA margin in the third quarter increased from 30.4% in 2020 to 30.5% in 2021, and for the first nine months decreased from 35.6% in 2020 to 32.9% in 2021.

WARNERMEDIA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Segment Operating Revenues
Subscription	$3,988	$3,477	14.7%	$11,779	$10,142	16.1%
Content and other	3,053	2,318	31.7	9,103	7,510	21.2
Advertising	1,401	1,600	(12.4)	4,877	4,236	15.1
Total Segment Operating Revenues	8,442	7,395	14.2	25,759	21,888	17.7

Segment Operating Expenses
Direct Costs
Programming	3,068	3,181	(3.6)	10,996	8,638	27.3
Marketing	1,096	655	67.3	2,929	1,750	67.4
Other	932	734	27.0	2,599	2,329	11.6
Selling, general and administrative	1,175	913	28.7	3,084	3,027	1.9
Depreciation and amortization	163	169	(3.6)	491	494	(0.6)
Total Operating Expenses	6,434	5,652	13.8	20,099	16,238	23.8
Operating Income	2,008	1,743	15.2	5,660	5,650	0.2
Equity in Net Income (Loss) of Affiliates	(73)	12	—	44	31	41.9
Total Segment Operating Contribution	$1,935	$1,755	10.3%	$5,704	$5,681	0.4%

Our WarnerMedia segment is operated as a content organization that distributes across various platforms, including basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions with a subsidiary of Discovery Inc. (See Note 8)

Operating revenues increased in the third quarter and for the first nine months of 2021, primarily due to increases in subscription and content revenues, reflecting the partial recovery from prior-year impacts of the pandemic. These increases were partially offset by decreased advertising revenues during the third quarter primarily due to the timing of the NBA season in 2020.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Subscription revenues increased in the third quarter and for the first nine months of 2021, reflecting growth of DTC domestic HBO Max and HBO subscribers, and, for the nine-month period, the May 2020 acquisition of the remaining interest in HBO Latin America Group. DTC subscription revenues were $2,036 and $5,842, for the three- and nine-month periods of 2021, versus $1,624 and $4,403 in the year-ago periods and include growth from intercompany relationships with the Communications segment.

Content and other revenues increased in the third quarter and for the first nine months of 2021 due to higher TV production and licensing, as well as higher theatrical, with the prior-year quarter including only one worldwide theatrical release compared to five in the third quarter of 2021.

Advertising revenues decreased in the third quarter and increased for the first nine months of 2021. The decrease for the quarter resulted from the timing of the NBA season in 2020 and was affected by lower political advertising spending in 2021. The increase for the first nine months resulted from the return in 2021 of major sporting events, including the NCAA Division I Men's Championship Basketball Tournament.

Direct costs increased in the third quarter and for the first nine months of 2021, driven by higher film and programming costs and increased costs for HBO Max. Third quarter increases were partially offset by lower sports costs resulting from the shift in timing of the NBA season in the prior year. Direct costs supporting DTC revenues were $2,041 and $5,620 for the three- and nine-month periods of 2021, versus $1,551 and $3,823 in the year-ago periods.

Selling, general and administrative expenses increased in the third quarter and for the first nine months of 2021. The increase for the quarter was primarily due to incremental selling costs associated with a DIRECTV advertising revenue sharing arrangement. For the nine months, these increases were largely offset by lower bad debt expense and integration of support functions.

Operating contribution increased in the third quarter and for the first nine months of 2021. The WarnerMedia segment operating income margin in the third quarter increased from 23.6% in 2020 to 23.8% in 2021 and for the first nine months decreased from 25.8% in 2020 to 22.0% in 2021.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Segment Operating Revenues
Vrio	$756	$753	0.4%	$2,248	$2,392	(6.0)%
Mexico	724	643	12.6	2,043	1,826	11.9
Total Segment Operating Revenues	1,480	1,396	6.0	4,291	4,218	1.7

Segment Operating Contribution
Vrio	105	(34)	—	43	(101)	—
Mexico	(130)	(143)	9.1	(393)	(461)	14.8
Total Segment Operating Contribution	$(25)	$(177)	85.9%	$(350)	$(562)	37.7%

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

Operating revenues increased in the third quarter and for the first nine months of 2021, reflecting growth at Vrio and in the Mexico wireless operations. Foreign exchange impacts were neutral in the third quarter, and for the nine-month period, pressure in Vrio was partially offset by improvements in Mexico.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating contribution improved in the third quarter and for the first nine months of 2021, reflecting foreign exchange rates. Our Latin America segment operating income margin in the third quarter increased from (13.7)% in 2020 to (2.3)% in 2021, and for the first nine months increased from (13.9)% in 2020 to (8.3)% in 2021.

Latin America Business Unit Discussion
Vrio Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2021	2020	Change	2021	2020	Change
Operating revenues	$756	$753	0.4%	$2,248	$2,392	(6.0)%

Operating expenses
Operations and support	660	675	(2.2)	1,981	2,119	(6.5)
Depreciation and amortization	—	126	—	231	400	(42.3)
Total Operating Expenses	660	801	(17.6)	2,212	2,519	(12.2)
Operating Income (Loss)	96	(48)	—	36	(127)	—
Equity in Net Income (Loss) of Affiliates	9	14	(35.7)	7	26	(73.1)
Operating Contribution	$105	$(34)	—%	$43	$(101)	—%

The following tables highlight other key measures of performance for Vrio:

				September 30,		Percent
(in 000s)				2021	2020	Change
Vrio Video Subscribers				10,142	10,893	(6.9)%

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Vrio Video Net Additions	(178)	229	—%	(800)	(197)	—%

Operating revenues slightly increased in the third quarter and decreased for the first nine months of 2021. The increase in the third quarter is primarily driven by higher ARPU. The decrease in the first nine months is primarily driven by foreign exchange impacts.

Operations and support expenses decreased in the third quarter and for the first nine months of 2021, primarily driven by foreign exchange impacts. Approximately 23% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the third quarter and for the first nine months of 2021 due to ceasing depreciation on held-for-sale Vrio assets. We applied held-for-sale accounting to Vrio on June 30, 2021 and ceased depreciation beginning July 1, 2021.

Operating income improved in the third quarter and for the first nine months of 2021. Vrio operating income margin for the third quarter increased from (6.4)% in 2020 to 12.7% in 2021, and for the first nine months increased from (5.3)% in 2020 to 1.6% in 2021. Vrio EBITDA margin in the third quarter increased from 10.4% in 2020 to 12.7% in 2021, and for the first nine months increased from 11.4% in 2020 to 11.9% in 2021.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mexico Results
	Third Quarter			Nine-Month Period
	2021	2020	Percent Change	2021	2020	Percent Change
Operating revenues
Service	$463	$385	20.3%	$1,349	$1,197	12.7%
Equipment	261	258	1.2	694	629	10.3
Total Operating Revenues	724	643	12.6	2,043	1,826	11.9

Operating expenses
Operations and support	697	662	5.3	1,984	1,914	3.7
Depreciation and amortization	157	124	26.6	452	373	21.2
Total Operating Expenses	854	786	8.7	2,436	2,287	6.5
Operating Income (Loss)	(130)	(143)	9.1	(393)	(461)	14.8
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—	—
Operating Contribution	$(130)	$(143)	9.1%	$(393)	$(461)	14.8%

The following tables highlight other key measures of performance for Mexico:

				September 30,		Percent
(in 000s)				2021	2020	Change
Mexico Wireless Subscribers
Postpaid				4,781	4,710	1.5%
Prepaid				14,199	13,249	7.2
Reseller				493	455	8.4
Total Mexico Wireless Subscribers				19,473	18,414	5.8%

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2021	2020	Change	2021	2020	Change
Mexico Wireless Net Additions
Postpaid	36	(61)	—%	85	(393)	—%
Prepaid	389	472	(17.6)	441	(335)	—
Reseller	2	30	(93.3)	4	83	(95.2)
Total Mexico Wireless Net Additions	427	441	(3.2)%	530	(645)	—%

Service revenues increased in the third quarter reflecting improvements in foreign exchange, subscriber growth, and growth in other services, and for the first nine months of 2021, driven by improvements in foreign exchange and growth in other services.

Equipment revenues increased in the third quarter driven by improvements in foreign exchange partially offset by lower equipment sales volumes, and for the first nine months of 2021, driven by improvements in foreign exchange and higher equipment sales volumes.

Operations and support expenses increased in the third quarter primarily due to foreign exchange impact partially offset by lower customer costs, and for the first nine months of 2021, due to foreign exchange impact and an increase in customer growth. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2021, reflecting higher in-service assets and foreign exchange impacts.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating loss improved in the third quarter and for the first nine months of 2021. Our Mexico operating income margin in the third quarter increased from (22.2)% in 2020 to (18.0)% in 2021, and for the first nine months increased from (25.2)% in 2020 to (19.2)% in 2021. Our Mexico EBITDA margin in the third quarter increased from (3.0)% in 2020 to 3.7% in 2021, and for the first nine months increased from (4.8)% in 2020 to 2.9% in 2021.

OTHER BUSINESS MATTERS

Spectrum Auction On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses - Net” on our September 30, 2021 consolidated balance sheet. We estimate that we will be responsible for $955 of Incentive Payments upon clearing of Phase I spectrum, expected by the end of 2021 and $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we are responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which $650 was billed in the third quarter of 2021 and will be paid in the fourth quarter of 2021. (See Note 8)

Video Business On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV, which is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions.

In connection with the transaction, we contributed our U.S. Video business unit to DIRECTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units (collectively “equity considerations”). Upon close, we received approximately $7,170 in cash from DIRECTV ($7,600, net of $430 cash on hand) and transferred $195 of DIRECTV debt. TPG contributed approximately $1,800 in cash to DIRECTV for $1,800 of senior preferred units and a 30% economic interest in common units. As part of this transaction, we agreed to cover net losses under the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract, of which $1,800 was a note payable to DIRECTV. (See Note 8)

Under separate transition services agreements, we will provide DIRECTV certain operational support for up to three years. We also have entered into commercial arrangements, for up to five years, to provide network transport for U-verse products and sales services.

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

The merger agreement contains certain customary termination rights for AT&T and Discovery, including, without limitation, a right for either party to terminate if the transaction is not completed on or before July 15, 2023. Termination fees under specified circumstances will require Discovery to pay AT&T $720 or AT&T to pay Discovery $1,770.

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

On September 20, 2021, we sold WarnerMedia’s mobile games app studio, Playdemic Ltd. for approximately $1,400 in cash and recognized a pre-tax gain of $766. Playdemic was excluded from the pending WarnerMedia/Discovery transaction.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Vrio On July 21, 2021, we entered into an agreement to sell our Latin America video operations, Vrio, to Grupo Werthein. In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. At September 30, 2021, our consolidated balance sheet included $853 of Vrio held-for-sale assets reported in “Prepaid and other current assets,” primarily related to deferred customer contract acquisition and fulfillment costs, prepaids and other deferred charges, and $2,819 of related liabilities reported in “Accounts payable and accrued liabilities,” primarily for reserves associated with accumulated foreign currency translation adjustments, which will reverse against accumulated other comprehensive income upon close of the transaction.

The transaction is expected to close during the fourth quarter of 2021, pending customary closing conditions. We will retain our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.

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

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Wireless Industry-wide network densification and 5G technology expansion efforts, which are needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment. This increases the importance of local permitting processes that allow for the placement of small cell equipment in the public right-of-way on reasonable timelines and terms. Between 2018 and 2020, the FCC adopted multiple Orders streamlining federal, state, and local wireless structure review processes that had the tendency to delay and impede deployment of small cell and related infrastructure used to provide telecommunications and broadband services. The key elements of these orders have been affirmed on judicial review. During 2020-2021, we have also deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we announced on-going construction and continuing deployment of 5G on C-band spectrum in 2022 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

We had $21,270 in cash and cash equivalents available at September 30, 2021. Cash and cash equivalents included cash of $4,552 and money market funds and other cash equivalents of $16,718. Approximately $3,417 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $11,530 since December 31, 2020. In the first nine months of 2021, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, the disposition of businesses, including our recently completed U.S. video business transaction, and issuance of long-term debt and commercial paper. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, investment in WarnerMedia content and dividends to stockholders.

Our cash and debt management will be impacted by the WarnerMedia/Discovery transaction, including the IRS private letter ruling process. During this time, we plan to maintain cash and cash equivalent balances above historical thresholds.

Cash Provided by or Used in Operating Activities
During the first nine months of 2021, cash provided by operating activities was $30,703, compared to $33,048 for the first nine months of 2020, impacted by content investment and the separation of the U.S. video business. Total cash paid for WarnerMedia’s content investment was $14,562 in the first nine months of 2021 ($4,281 higher than the prior-year comparable period).

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $1,803 and $1,051 for the nine months ended September 30, 2021 and 2020, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
For the first nine months of 2021, cash used in investing activities totaled $27,333, and consisted primarily of $12,696 for capital expenditures, and acquisitions of $23,533, which include C-Band spectrum licenses won in Auction 107 and associated capitalized interest. During the third quarter, investing activities also included cash receipts of approximately $5,370 (excluding cash on hand and $1,800 of financing activities) from the sale of our Video business and $2,940 from the sale of Otter Media assets and Playdemic (see Note 8). In the fourth quarter of 2021, we paid $650 of compensable relocation costs to clear C-Band spectrum licenses won in Auction 107.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first nine months of 2021, vendor financing payments were $4,013, compared to $1,965 for the first nine months of 2020. Capital expenditures in the first nine months of 2021 were $12,696, and when including $4,013 cash paid for vendor financing, gross capital investment was $16,709 ($1,318 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months of 2021, we placed $3,624 of equipment in service under vendor financing arrangements (compared to $3,148 in the prior-year comparable period) and $610 of assets related to the FirstNet build (compared to $940 in

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first nine months of 2021, cash provided by financing activities totaled $8,165 and was comprised of debt issuances and repayments, payments of dividends, and vendor financing payments. During the third quarter of 2021, we also paid approximately $361 in cash on the $1,800 note payable to DIRECTV (see Note 11).

A tabular summary of our debt activity for the nine months ended September 30, 2021 is as follows:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2021
Net commercial paper borrowings	$7,072	$(513)	$(2)	$6,557
Issuance of Notes and Debentures[1]:
U.S. dollar denominated global notes	$6,000	$—	$—	$6,000
Initial average rate of 1.27%
Euro denominated global notes (converted to USD at issuance)	1,461	—	—	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350	—	—	7,350
BAML Bilateral Term Loan	2,000	—	—	2,000
Private financing	750	—	—	750
Other	636	—	835	1,471
Debt Issuances	$18,197	$—	$835	$19,032

Repayments:
Private financing	$(649)	$—	$—	$(649)
Other	(253)	(253)	(498)	(1,004)
Repayments of long-term debt	$(902)	$(253)	$(498)	$(1,653)
[1] Includes credit agreement borrowing.

The weighted average interest rate of our entire long-term debt portfolio, including term loans and the impact of derivatives, was approximately 3.8% as of September 30, 2021 and 4.1% as of December 31, 2020. We had $170,841 of total notes and debentures outstanding at September 30, 2021, which included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $42,897.

At September 30, 2021, we had $23,755 of debt maturing within one year, consisting of $6,576 of commercial paper borrowings, $9,100 of bank borrowings, and $8,079 of long-term debt issuances. Debt maturing within one year includes an accreting zero-coupon note that may be redeemed each May until maturity in November 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

For the first nine months of 2021, we paid $4,013 of cash under our vendor financing program, compared to $1,965 in the first nine months of 2020. Total vendor financing payables included in our September 30, 2021 consolidated balance sheet were $3,752, with $2,866 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

At September 30, 2021, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $11,319 during the first nine months of 2021, compared with $11,215 for the first nine months of 2020.

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Dividends on common stock declared by our Board of Directors totaled $1.56 per share in the first nine months of 2021 and 2020. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. We do not expect changes to our dividend policy prior to the close of the pending WarnerMedia/Discovery transaction, which is expected to close in mid-2022. After close and subject to AT&T Board approval, we anticipate an annual dividend level of approximately $8,000 to $9,000 per year.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of September 30, 2021.

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. As of September 30, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a 0.75 year $1,000 facility due December 31, 2021 (BAML Tranche A Facility), and (ii) a 1.75 year $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At September 30, 2021, $2,000 was outstanding under these facilities.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023, a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of September 30, 2021, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 96% of our approximate $42,000 derivative portfolio, counterparties are still required to post collateral. During the first nine months of 2021, we posted approximately $570 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2021, our debt ratio was 49.7%, compared to 44.9% at September 30, 2020 and 46.7% at December 31, 2020. Our net debt ratio was 43.8% at September 30, 2021, compared to 42.1% at September 30, 2020 and 43.8% at December 31, 2020. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments and debt acquired in business combinations.

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

AT&T INC.
SEPTEMBER 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

On May 17, 2021, in anticipation of the separation of WarnerMedia business from us, Spinco, a wholly owned subsidiary, entered into a $41,500 commitment letter (Bridge Loan). On June 4, 2021, Spinco entered into a $10,000 term loan credit agreement (Spinco Term Loan) consisting of (i) an 18 month $3,000 tranche (Tranche 1 Facility), and (ii) a 3 year $7,000 tranche (Tranche 2 Facility), with JPMorgan Chase Bank, N.A., as agent. In connection with the execution of the Spinco Term Loan, the aggregate commitment amount under the Bridge Loan was reduced to $31,500. No amounts were outstanding as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2021, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,085 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow or fair value hedges with a net fair value of $(2,570) at September 30, 2021. We had no rate locks at September 30, 2021.

We have foreign exchange contracts with a U.S. dollar notional value of $191 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $(34) at September 30, 2021.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2021.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
SEPTEMBER 30, 2021

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
•The continued development and delivery of attractive and profitable wireless, video content and broadband offerings and devices, and, in particular, the success of our new HBO Max platform; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.
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
SEPTEMBER 30, 2021

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
SEPTEMBER 30, 2021
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the third quarter of 2021, there were no such material developments.

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2021 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2021 - July 31, 2021	100,782	$29.10	—	177,902,921
August 1, 2021 - August 31, 2021	99,720	28.09	—	177,902,921
September 1, 2021 - September 30, 2021	200,899	27.28	—	177,902,921
Total	401,401	$27.94	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 220,908 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, 180,493 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts during the period.

AT&T INC.
SEPTEMBER 30, 2021
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1
Amended and Restated Limited Liability Company Agreement of DIRECTV Entertainment Holdings LLC, dated July 31, 2021, among AT&T MVPD Holdings LLC, TPG VIII Merlin Investment Holdings, L.P. and DIRECTV Entertainment Holdings LLC (Exhibit 10.1 to Form 8-K filed on August 2, 2021)

10.2	AT&T Management Relocation Plan
10.3	Amendment to AT&T Executive Physical Program, Officer Disability Plan and Supplemental Life Insurance Plan
10.4	AT&T Inc. Health Plan effective January 1, 2022
10.5	AT&T Cash Deferral Plan as amended July 29, 2021
10.6	AT&T Stock Purchase and Deferral Plan as amended July 29, 2021
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, (formatted as Inline XBRL and contained in Exhibit 101).
*	Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 4, 2021	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer