Form 10-K
period 2021-12-31
AT&T INC.
filed 2022-02-16
CIK 732717

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Yes ☐ No ☒

Based on the closing price of $28.78 per share on June 30, 2021, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $205 billion.

At February 11, 2022, common shares outstanding were 7,142,892,741.

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of AT&T Inc.’s Notice of 2021 Annual Meeting and Proxy Statement dated on or about April 1, 2022 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

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

Following our formation, we have expanded our communications footprint and operations and invested in entertainment businesses, most significantly:
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
•In 2015, we acquired wireless properties in Mexico, and acquired DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. In 2018, the Latin American operations of DIRECTV was renamed Vrio.
•In June 2018, we acquired Time Warner Inc. (Time Warner), a leader in media and entertainment that operated the Turner, Home Box Office (HBO) and Warner Bros. divisions. We also acquired Otter Media Holdings (substantially disposed of in 2021) and advertising platform AppNexus in August 2018 (agreement to sell signed in December 2021). In May 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery, Inc. (Discovery). The transaction is expected to close in the second quarter of 2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals.
•In October 2020, we sold our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands.
•In July 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method.

AT&T Inc.
Dollars in millions except per share amounts
•In November 2021, we sold our Vrio business unit, which provided video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

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

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings (Otter Media). We disposed of substantially all Otter Media assets in the third quarter of 2021.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery, Inc. (Discovery). On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr to Microsoft Corporation (Microsoft). (See Note 6)

The Latin America segment provides wireless services and equipment in Mexico, and prior to the November 2021 disposition of Vrio, video services in Latin America and the Caribbean.

Corporate and Other reconciles our segment results to consolidated operating income and income before income taxes, and includes:
•Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, and (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated “Other income (expense) – net.” Costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV under transition service agreements, are reported in Corporate following the transaction through 2022, to maintain comparability of our operating segment results, and while operational plans and continued cost reduction initiatives are implemented.
•Video, which consists of our former U.S. video operations that were contributed to DIRECTV on July 31, 2021 and also includes our share of DIRECTV’s earnings as equity in net income of affiliates (see Note 10).
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

AT&T Inc.
Dollars in millions except per share amounts
Areas of Focus
The importance of world-class connectivity and content come together in our three market focus areas: 5G, fiber and HBO Max. Fiber underpins the connectivity we deliver, both wired and wireless. Building on that fiber foundation is our solid spectrum portfolio, strengthened through recent Federal Communications Commission (FCC) auction acquisitions and 5G deployment. We believe our hybrid fixed and mobile approach will differentiate our services and provide us with additional growth opportunities in the future as bandwidth demands continue to grow, with user-generated content growing at an ever-increasing pace. With HBO Max, we’ve developed a next-generation entertainment distribution platform built for growth in direct-to-consumer subscription and advertising-based relationships. We will continue to demonstrate our commitment to ensure management attention is sharply focused on growth areas and operational efficiencies.

Communications
Our integrated telecommunications network utilizes different technological platforms to provide instant connectivity at the higher speeds made possible by our fiber network expansion and wireless network enhancements. Streaming, augmented reality, “smart” technologies and user generated content is expected to drive greater demand for broadband and capitalize on our fiber and 5G deployments. During 2022, we will continue to develop and provide high-value, integrated mobile and broadband solutions.

Wireless Service We are experiencing rapid growth in data usage as consumers are demanding seamless access across their wireless and wired devices, and businesses and municipalities are connecting more and more equipment and facilities to the internet. The deployment of 5G, which allows for faster connectivity, lower latency and greater bandwidth requires modifications of existing cell sites to add equipment supporting new frequencies, like the C-Band and the newly auctioned 3.45 GHz band. Our 5G service went nationwide in July 2020, and with that availability, the introduction of 5G handsets and devices has contributed to a renewed interest in equipment upgrades. The increased speeds and network operating efficiency expected with 5G technology should enable massive deployment of devices connected to the internet as well as faster delivery of data services. In January 2022, we began to deploy our C-band spectrum, subject to certain voluntary limitations.

In North America, our network covers over 434 million people with 4G LTE and over 250 million with 5G technology. In the United States, our network covers all major metropolitan areas and more than 330 million people with our LTE technology and more than 250 million people with our 5G technology. Our 3G network provides services to customers using older handsets and connected devices. We will discontinue services on our 3G network on February 22, 2022 and expect to redeploy that spectrum in our transition to 5G. As of December 31, 2021, about 1 percent of our postpaid subscribers were using 3G handsets, and we expect them to transition to newer technologies. We do not expect this transition to have a material impact on our consolidated operating results.

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

Broadband Technology In 2020, we identified fiber as a core priority for our business, working to expand our footprint and accelerating our historical rate of customer growth. At December 31, 2021, we had nearly 6 million fiber broadband customers, adding more than 1 million during the year. The expansion builds on our recent years’ investment to convert to a software-based network, managing the migration of wireline customers to services using our fiber infrastructure to provide broadband technology. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network is able to support next-generation applications like 5G and broadband-based services quickly and efficiently.

AT&T Inc.
Dollars in millions except per share amounts
Media
We produce and distribute high-quality video content to take advantage of growing global demand. Our media businesses use their strong brands, distinctive intellectual property and global scale to produce and distribute quality content. As the television industry continues to evolve from a distribution system using satellite and cable offerings to internet streaming video services, we are well-positioned to address and capitalize on these changes, but we face financial risks and new sources of competition associated with these developments. In 2022, we plan to continue providing more personalized services offered directly to consumers through our own distribution and distribution partner channels, including expanding our streaming platform, HBO Max, in certain international territories. AT&T customers in the U.S. that are on certain mobile and broadband plans can bundle with HBO Max included at no additional charge.

Latin America
We believe that the wireless model in the U.S., with accelerating demand for mobile internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. We acquired Mexican wireless operations in 2015 to establish a seamless, cross-border North American wireless network which now covers an area with over 434 million people and businesses in the United States and Mexico. With the increased capacity from our LTE network, we also expect additional wholesale revenue in the coming years. Our 4G LTE network in Mexico now covers approximately 104 million people and businesses.

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

COMMUNICATIONS
Our Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our Communications services and products are marketed under the AT&T, Cricket, AT&T PREPAIDSM and AT&T Fiber brand names. The Communications segment provided approximately 74% of 2021 segment operating revenues and 81% of our 2021 total segment contribution. This segment contains the Mobility, Business Wireline and Consumer Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid, connected device or reseller. At December 31, 2021, we served 202 million Mobility subscribers, including 82 million postpaid (67 million phone), 19 million prepaid, 6 million reseller and 95 million connected devices. Our Mobility business unit revenue includes the following categories: service and equipment.

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

AT&T Inc.
Dollars in millions except per share amounts

We also offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. These services are offered under the Cricket and AT&T PREPAID brands and are typically monthly prepaid services.

Equipment
We sell a wide variety of handsets, wireless data cards and wireless computing devices manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases and hands-free devices. We sell through our own company-owned stores, agents and third-party retail stores. We provide our customers the ability to purchase handsets on an installment basis and the opportunity to bring their own device. Subscribers have been bringing their own devices or retaining their handsets for longer periods, which could continue to impact upgrade activity. Like other wireless service providers, we also provide a limited number of postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service.

Business Wireline – Our Business Wireline business unit provides services to business customers, including multinational corporations, small and mid-sized businesses, governmental and wholesale customers. Our Business Wireline business unit revenue includes the following categories: services and equipment.

Business Services
Business services include data, voice, security, cloud solutions, outsourcing, and managed and professional services. Our more advanced business products allow our customers to create and manage their own internal networks and to access external data networks, and include Virtual Private Networks (VPN), AT&T Dedicated Internet (ADI), and Ethernet and broadband services. We provide collaboration services that utilize our IP infrastructure and allow our customers to utilize the most advanced technology to improve their productivity. We also provide state-of-the-art security solutions like threat management, intrusion detection and other business security applications.

We continue to reconfigure our wireline network to take advantage of the latest technologies and services. We have developed services that rely on our SDN and NFV to enhance business customers’ digital agility in a rapidly evolving environment.

Equipment
Equipment revenues include customer premises equipment.

Consumer Wireline – Our Consumer Wireline business unit provides internet, including broadband fiber, and legacy telephony voice communication to customers in the United States by utilizing our IP-based and copper wired network. Our Consumer Wireline business unit revenue includes the following categories: broadband, legacy voice and data services and other service and equipment.

Broadband
We offer broadband and internet services to approximately 16 million customer locations, with 6 million fiber broadband connections at December 31, 2021. With changes in video viewing preferences and the recent work and learn from home trends, we are experiencing increasing demand for high-speed broadband services. Our investment in expanding our industry-leading fiber network positions us to be a leader in wired connectivity.

We believe that our flexible platform with a broadband and wireless connection is the most efficient way to transport direct-to-consumer video experiences both at home and on mobile devices. Through this integrated approach, we can optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations. Our WarnerMedia streaming platform, HBO Max, provides an attractive offering of video options and is driving our direct-to-consumer strategy.

Legacy Voice and Data Services
Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2022.

Other Services and Equipment
Other service revenues include AT&T U-verse voice services (which use VoIP technology), customer fees and equipment.

Additional information on our Communications segment is contained in the “Overview” section of Item 7.

AT&T Inc.
Dollars in millions except per share amounts
WARNERMEDIA
Our WarnerMedia segment is comprised of a global media and entertainment company that develops, produces and acquires feature films, television, gaming and other content for monetization in various media outlets including theatrical, its own and third-party basic and premium pay television, free-to-air television, direct-to-consumer services and physical / digital retail. WarnerMedia is organized as an integrated content organization that operates as a single segment. Content creation, distribution, and programming are centrally managed to ensure the highest quality content is available to consumers on the optimal platform or format on a worldwide basis. The WarnerMedia segment provided approximately 23% of 2021 segment operating revenues and 21% of our 2021 total segment contribution. WarnerMedia revenues include the following categories: subscription, content and other and advertising.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery. The transaction is expected to close in the second quarter of 2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. No vote is required by AT&T shareholders.

On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr, primarily representing the AppNexus business, to Microsoft. The transaction is expected to close in 2022, subject to customary closing conditions.

Subscription
Subscription revenue consists principally of subscriber-based revenue from HBO networks (both traditional linear and legacy streaming on-demand offerings) and the HBO Max streaming platform, as well as its WarnerMedia basic networks. HBO’s networks (including Cinemax) are available in the United States and internationally to subscribers through traditional and digital distributors on a premium pay basis and, in certain territories, in the basic television tier, as well as directly to consumers. The HBO Max platform is made available on an over-the-top subscription basis through the internet directly to consumers and through third-party distribution partners. HBO Max launched in the United States in May 2020 with an advertising-free service, in Latin America and the Caribbean in June 2021 and in Sweden, Norway, Denmark, Finland, Spain and Andorra in October 2021, with further international expansion planned for 2022. The WarnerMedia basic television networks are primarily delivered by traditional television distributors, such as cable, satellite, and telecommunications service providers, as well as digital distributors, and are available to subscribers of the distributors for viewing live and on demand through the distributors’ services and companion network apps. WarnerMedia’s domestic license agreements with distributors are multi-year arrangements that typically provide for packaging and marketing support. Revenues depend on the specific terms of the applicable agreement, which may include subscriber thresholds, volume discounts and other performance-based discounts.

As of December 31, 2021, we had nearly 74 million HBO Max and HBO subscribers worldwide, including nearly 47 million domestic subscribers. Global HBO Max and HBO subscribers consist of domestic and international HBO Max and HBO subscribers, and exclude free trials, basic and Cinemax subscribers. Domestic HBO Max and HBO subscribers consist of U.S. accounts with access to HBO Max (including wholesale subscribers and subscribers receiving access through bundled services with affiliates that may not have signed in) and HBO accounts, and exclude free trials and Cinemax subscribers.

Content and Other
Content revenue consists principally of licensing feature films for initial theatrical exhibition, and films and television programs for traditional television broadcast and distribution via digital platforms, including via free-to-air, basic and premium pay-TV; television syndication; and streaming services. Content revenue also includes home entertainment sales and rentals of film and television products (physical and digital, including premium video-on-demand, transactional video-on-demand and electronic sell-through), publishing and distribution of interactive games entertainment (physical and digital) across all platforms, comic book and other book publishing, and consumer products licensing.

The content produced by WarnerMedia is used across its various branded programming services and distribution platforms, including its traditional linear networks and the HBO Max platform. The television and film programming content produced is also licensed to third parties for use as part of their various video services and platforms. WarnerMedia also acquires television and film programming content from third parties to include as part of its branded services and platforms. Decisions relating to content development and production are dependent upon finding optimal audiences and distribution outlets. In response to the general disruptions to consumer behavior and entertainment options caused by the COVID-19 pandemic, we have adapted by trying variations on traditional theatrical distribution models, such as “day and date” release windowing for certain films for on-demand and theatrical availability and the shortening of the traditional theatrical window for others, and exploring other hybrid models. As consumers demand more and different optionality over how and when to consume their favorite content, traditional distribution models for our business can be expected to continue to adapt and evolve responsively.

AT&T Inc.
Dollars in millions except per share amounts

Advertising
Advertising revenue consists primarily of advertising arrangements for its basic pay-TV networks and related properties, and includes the advertising-supported tier of HBO Max, which launched in the United States in June 2021. In the United States and internationally, advertising revenues generally depend on the size and demographics of a network’s audience delivered to an advertiser, the number of units of time sold and the price per unit. The price per unit of advertising is determined considering factors such as the type of program or network, the level of targeting and/or the time of day the advertising is to be run. Certain advertising inventory is sold in the “upfront” market in advance each year and other inventory is sold in the “scatter” market closer to the time that a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

WarnerMedia’s digital properties consist of owned assets and those managed and/or operated for sports leagues where our basic networks hold the related programming rights. Digital properties managed or operated for sports leagues include NBA.com, NBA Mobile and NCAA.com.

Additional information on our WarnerMedia segment is contained in the “Overview” section of Item 7.

LATIN AMERICA
Our Latin America segment provides wireless services in Mexico, and prior to the November 2021 sale of Vrio, video services in Latin America. The Latin America segment provided approximately 3% of 2021 segment operating revenues. Our Latin America services and products are marketed under the AT&T and Unefon brand names. This segment contains the Mexico business unit.

Mexico – We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. We divide our revenue into the following categories: service and equipment.

We provide postpaid and prepaid wireless services in Mexico to approximately 20 million subscribers under the AT&T and Unefon brands. Postpaid services allow for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment (the device must be paid in full if the customer chooses to drop their service from AT&T) and (2) service contracts for periods up to 36 months for subscribers who purchase their equipment under the traditional device subsidy model. Plans offer no roaming charges in the United States or Canada, unlimited minutes and messages to the extended AT&T community and unlimited data access to social networking. We also offer prepaid services to customers who prefer to pay in advance.

We sell a wide variety of handsets, including smartphones manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores.

Additional information on our Latin America segment is contained in the “Overview” section of Item 7.

AT&T Inc.
Dollars in millions except per share amounts
MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2021	2020	2019
Communications Segment
Wireless service[1]	34%	32%	30%
Business service	14	14	14
Equipment	13	10	9
Latin America Segment
Video Services[2]	2	2	2
Wireless service	1	1	1
Equipment	1	1	1
Corporate and Other
Video services[2,3]	9	16	17
[1]Excludes advertising revenues included as Wireless service in our Mobility business unit of $330, $291 and $292 in 2021, 2020 and 2019, respectively.
2U.S. video operations were separated in July 2021 and Vrio was sold in November 2021. See Note 6
[3]Excludes advertising revenues included as Video in our sold U.S. video operations of $909, $1,718 and $1,672 in 2021, 2020 and 2019, respectively.

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

AT&T Inc.
Dollars in millions except per share amounts
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

The following discussion highlights significant regulatory issues directly affecting our operations:

Communications Segment

Wireless
The industry-wide deployment of 5G technology, which is needed to meet exploding demand for wireless data, involves modifications of existing cell sites to add equipment supporting new frequencies, like the C-Band and the newly auctioned 3.45 GHz band, increasing the importance of local permitting processes that allow for approving those modifications on reasonable timelines and terms. In June and November 2020, the FCC issued a Declaratory Ruling clarifying the limits on state and local authority to deny applications to modify existing structures to accommodate wireless facilities. Those clarifications facilitate quicker deployment of next-generation wireless equipment and services. The FCC Order was appealed to the Ninth Circuit Court of Appeals, where it remains pending, following multiple requests by the FCC to hold the appeal in abeyance until the Senate confirms a fifth FCC Commissioner. In addition, to date, 31 states and Puerto Rico have adopted legislation to facilitate small cell deployment.

In March 2020, the FCC released its order setting rules for certain spectrum bands (C-band) for 5G operations. In that order, the FCC concluded that C-band 5G services that met the agency’s technical limits on power and emissions would not cause harmful interference with aircraft operations. In reliance on that order, AT&T bid a total of $23,406 and was awarded 1,621 C-band licenses, including 40 MHz nationwide available for deployment in December 2021, with the remainder available for deployment in December 2023. In late 2021, the Federal Aviation Administration (FAA) questioned whether the C-band launch could impact radio altimeter equipment on airplanes, which operate on spectrum bands over 400 MHz away from the spectrum AT&T is launching in 2022. In response, to allow the FAA more time to evaluate, AT&T and Verizon delayed their planned December 2021 5G C-band launch by six weeks and voluntarily committed to a series of temporary, precautionary measures, in addition to deferring turning on a limited number of towers around certain airports. On January 19, 2022, we launched 5G C-band services, subject to these voluntary temporary measures.

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

AT&T Inc.
Dollars in millions except per share amounts
Following the FCC’s 2017 decision to reclassify broadband internet access services as information services, a number of states adopted legislation to reimpose the very rules the FCC repealed. In some cases, state legislation imposes requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. Suits have been filed concerning laws in California and Vermont. Both lawsuits were stayed pursuant to agreements by those states not to enforce their laws pending final resolution of all appeals of the FCC’s December 2017 order. Because that order is now final, the California suit returned to active status, but the Vermont litigation remained stayed pending resolution of a request in the California suit to enjoin enforcement of the California legislation pending resolution of the California litigation. In January 2021, a U.S. District Court in California denied that request and as a consequence, the California statute now is in effect. The trade associations challenging the statute have appealed the denial of their request for preliminary injunction to the Ninth Circuit, which reached a decision denying that appeal on January 28, 2022. On February 11, 2022, the trade association filed a petition for rehearing with the Ninth Circuit. As a consequence, the agreement of Vermont and the other parties to the Vermont lawsuit to stay that litigation will continue until the Ninth Circuit appeal is resolved or April 15, 2022, whichever is earlier. We expect that going forward additional states may seek to impose net neutrality requirements. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas. NTIA will establish rules for this program in the first half of 2022. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T is a participating provider in the ACP program and will consider participating in the deployment program where appropriate. The IIJA includes various provisions that will result in FCC proceedings regarding ACP program administration and consumer protection, reform of the existing universal support program, and broadband labeling and equal access.

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

AT&T Inc.
Dollars in millions except per share amounts
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

MAJOR CUSTOMERS

No customer accounted for 10% or more of our consolidated revenues in 2021, 2020 or 2019.

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

Broadband The desire for high-speed data on demand, including video, is continuing to lead customers to terminate their traditional wired or linear services and use our fiber services or competitors’ wireless, satellite and internet-based services. In most U.S. markets, we compete for customers with large cable companies for high-speed internet and voice services, wireless broadband providers, and other smaller telecommunications companies for both long-distance and local services.

Legacy Voice and Data We continue to lose legacy voice and data subscribers due to competitors (e.g., wireless, cable and VoIP providers) who can provide comparable services at lower prices because they are not subject to traditional telephone industry regulation (or the extent of regulation they are subject to is in dispute), utilize different technologies or promote a different business model (such as advertising-based). In response to these competitive pressures, for a number of years we have used a bundling strategy that rewards customers who consolidate their services with us. We continue to focus on bundling services and will continue to develop innovative and integrated services that capitalize on our wireless and IP-based network.

AT&T Inc.
Dollars in millions except per share amounts
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

Advertising The increased amount of consumer time spent online and on mobile activities has resulted in the shift of advertising budgets away from traditional television to digital advertising. WarnerMedia’s advertising-supported television networks and digital properties compete with streaming services, other networks and digital properties, print, radio and other media. Our programmatic advertising business faces competition from a variety of technology companies. Similar to all participants in the advertising technology sector, we contend with the dominance of Google, as well as the influence of Facebook, whose practices may result in the decreased ability and willingness of advertisers and programmers to adopt programmatic solutions offered by alternative suppliers. In December 2021, we entered into an agreement to sell the marketplace component of Xandr (see Note 6).

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cyber security, network operations support systems, video platform development and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $1,522 in 2021, $1,210 in 2020, and $1,276 in 2019.

HUMAN CAPITAL

Number of Employees As of January 31, 2022, we employed approximately 203,000 persons.

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

AT&T Inc.
Dollars in millions except per share amounts
Labor Contracts Approximately 37% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts included the following: A contract covering approximately 12,000 Mobility employees in 36 states and the District of Columbia is set to expire in February 2022. A contract covering approximately 6,000 wireline employees in five Midwest states that was set to expire in April 2022 was extended for a four-year period until April 2026. A contract covering approximately 3,000 MW IBEW employees is set to expire in June 2022. A contract covering approximately 2,000 AT&T Corp. employees nationwide that was set to expire in April 2022 was extended for a four-year period until April 2026. A contract covering approximately 170 Teamsters Alascom employees in Alaska is set to expire in February 2022.

Compensation and Benefits In addition to salaries, we provide a variety of benefit programs to help meet the needs of our employees. These programs cover active and former employees and may vary by subsidiary and region. These programs include 401(k) plans, pension benefits, and health and welfare benefits, among many others. In addition to our active employee base, at December 31, 2021, we had approximately 512,000 retirees and dependents who were eligible to receive retiree benefits.

We review our benefit plans to maintain competitive packages that reflect the needs of our workforce. We also adapt our compensation model to provide fair and inclusive pay practices across our business. We are committed to pay equity for employees who hold the same jobs, work in the same geographic area, and have the same levels of experience and performance.

Employee Safety We provide our employees access to flexible and convenient health and welfare programs and workplace accommodations. In response to the COVID-19 pandemic, we consulted with medical professionals to institute policies that best protected our employees and their families, including a policy that requires the vast majority of our employees to be vaccinated. We have prioritized self-care and emphasized a focus on wellness, providing personal protective equipment, flexible scheduling or time-off options and implementing technologies to enhance the necessary remote-work environment. As we look to life and operations beyond the pandemic, we are revising our business models to support flexible office space and at-home productivity for many employees on a permanent basis.

Diversity, Equity and Inclusion We believe that championing diversity and fostering inclusion do more than just make us a better company, they contribute to a world where people are empowered to be their very best. That is why one of our core values is to stand for equality and why our mission is to inspire human progress through the power of communication and entertainment. This focus on building a more diverse and inclusive workforce is underpinned by the unwavering commitment to ensure that employees from any and every segment of society are treated with fairness and provided equal opportunities to advance in the company.

To have a diverse and inclusive workforce, we have put an emphasis on attracting and hiring talented people who represent a mix of backgrounds, identities and experiences. Across the AT&T family of companies, we have employee groups that reflect our diverse workforce. These groups are not only organized around women, people of color, LGBTQ+ individuals, people with disabilities and veterans, but also around professionals who are experienced or interested in cybersecurity, engineering, innovation, environmental issues, project management and media and entertainment technology. When everyone’s unique story is celebrated, we are able to connect, create and innovate in real and meaningful ways. It is important that our employees feel valued, have a sense of belonging and are fully engaged in our success.

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

AT&T Inc.
Dollars in millions except per share amounts
Macro-economic Factors:

Adverse changes in the U.S. securities markets, interest rates and medical costs could materially increase our benefit plan costs and future funding requirements.

Our costs to provide current benefits and funding for future benefits are subject to increases, primarily due to continuing increases in medical and prescription drug costs, and can be affected by lower returns on assets held by our pension and other benefit plans, which are reflected in our financial statements for that year. In calculating the recognized benefit costs, we have made certain assumptions regarding future investment returns, interest rates and medical costs. These assumptions could change significantly over time and could be materially different than originally projected. Lower than assumed investment returns, a decline in interest rates with a corresponding increase in our benefit obligations, and higher than assumed medical and prescription drug costs will increase expenses.

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

Inflationary pressures on costs, such as inputs for devices we sell and network components, labor and distribution costs may impact our network construction, our financial condition or results of operations.

As a provider of telecommunications and technology services, we sell handsets, wireless data cards, wireless computing devices and customer premises equipment manufactured by various suppliers for use with our voice and data services and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. In 2021 and the early part of 2022, the costs of these inputs and the costs of labor necessary to develop and maintain our networks and our products and services have rapidly increased. In addition, many of these inputs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply pressures to continue into 2022. We also expect the pressures of input cost inflation to continue into 2022.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives.

Adverse changes in global financial markets could limit our ability and our larger customers’ ability to access capital or increase the cost of capital needed to fund business operations.

During 2021, uncertainty surrounding global growth rates and the impact of the COVID-19 pandemic continued to produce volatility in the credit, currency and equity markets. Volatility may affect companies’ access to the credit markets, leading to higher borrowing costs, or, in some cases, the inability to fund ongoing operations. In addition, we contract with large financial institutions to support our own treasury operations, including contracts to hedge our exposure on interest rates and foreign exchange and the funding of credit lines and other short-term debt obligations, including commercial paper. These financial institutions face stricter capital-related and other regulations in the United States and Europe, as well as ongoing legal and financial issues concerning their loan portfolios, which may hamper their ability to provide credit or raise the cost of providing such credit.

AT&T Inc.
Dollars in millions except per share amounts
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR in 2023. Although our securities may provide for alternative methods of calculating the interest rate payable on such indebtedness, uncertainty as to the extent and manner of future changes may adversely affect the current trading market for LIBOR-based securities and the value of variable rate indebtedness in general. A company’s cost of borrowing is also affected by evaluations given by various credit rating agencies and these agencies have been applying tighter credit standards when evaluating debt levels and future growth prospects. While we have been successful in continuing to access the credit and fixed income markets when needed, adverse changes in the financial markets could render us either unable to access these markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions, severely affecting our business operations. Additionally, downgrades of our credit rating by the major credit rating agencies could increase our cost of borrowing and also impact the collateral we would be required to post under certain agreements we have entered into with our derivative counterparties, which could negatively impact our liquidity. Further, valuation changes in our derivative portfolio due to interest rates and foreign exchange rates could require us to post collateral and thus may negatively impact our liquidity.

Our international operations have increased our exposure to political instability, to changes in the international economy and to the level of regulation on our business and these risks could offset our expected growth opportunities.

We have international operations, including in Mexico, and worldwide through WarnerMedia’s content distribution. We need to comply with a wide variety of complex local laws, regulations and treaties. We are exposed to restrictions on cash repatriation, foreign exchange controls, fluctuations in currency values, changes in relationships between U.S. and foreign governments, trade restrictions including potential tariffs, differences in intellectual property protection laws, and other regulations that may affect materially our earnings. Our Mexico operations, in particular, rely on a continuation of a regulatory regime that fosters competition. While our foreign operations represent significant opportunities to sell our services, a number of foreign countries where we operate have experienced unstable growth patterns, increased inflation, currency devaluation, foreign exchange controls, instability in the banking sector and high unemployment. Should these conditions persist, our ability to offer service in one or more countries could be adversely affected and customers in these countries may be unable to purchase the services we offer or pay for services already provided.

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

The COVID-19 pandemic and resulting mitigation measures have caused, and may continue to cause, a negative effect on our operating results. At the onset in 2020, mitigation measures caused sports leagues to modify their seasons and suspend certain operations, which adversely affected our advertising revenues and, resulted in contract disputes concerning carriage rights that caused us to incur expenses relating to certain of these sporting events notwithstanding their cancellation. The closure or avoidance of theaters, and the interruptions in movie production and other programming caused by COVID-19 are expected to continue to impact the timing of revenues and may cause a loss of revenue to our WarnerMedia business over the long term. The COVID-19 pandemic also drove higher costs for our WarnerMedia business in 2021 based on the hybrid distribution model for releasing films in 2021 and costs associated with safety measures put in place to help provide a safe environment for content production. If the mitigation measures or the associated effects are prolonged, we expect business customers in industries most significantly impacted will continue to reduce or terminate services, having a negative effect on the performance of our Business Wireline business unit. Further, concerns over the COVID-19 pandemic could again result in the closure of many of our retail stores, temporarily or permanently, and deter customers from accessing our stores even as the pandemic subsides. These pandemic concerns may also result in continued impact to our customers’ ability to pay for our products and services. We may also continue to see significant impact on roaming revenues due to a downturn in international travel. The COVID-19 pandemic has caused and could further cause reduced staffing levels at our call centers and field operations, resulting in delays in service. Further reductions in staffing levels could additionally limit our ability to provide services, adversely impacting our competitive position. We may also incur significantly higher expenses attributable to infrastructure investments required to meet higher network utilization from more customers consuming bandwidth from changes in work from home trends; extended cancellation periods; and increased labor costs if the COVID-19 pandemic continues for an extended period.

AT&T Inc.
Dollars in millions except per share amounts
The COVID-19 pandemic and mitigation measures have caused, and may continue to cause, adverse impacts on global economic conditions and consumer confidence, spending and consumer behavior, which could affect demand for our products and services. The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning other strains of the virus and the actions to contain its impact. Due to the speed with which the situation continues to develop and change, we are not able at this time to estimate the additional impact of COVID-19 on our financial or operational results, but the impact could be material.

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Our subsidiaries providing wired services are subject to significant federal and state regulation while many of our competitors are not. In addition, our subsidiaries and affiliates operating outside the United States are also subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Our wireless and various video subsidiaries are regulated to varying degrees by the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the FCC relating to broadband and wireless deployment could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, in response to the FAA questioning whether our 5G C-band launch could impact radio altimeter equipment on airplanes, we voluntarily committed to a series of temporary, precautionary measures, in addition to deferring turning on a limited number of towers around certain airports to allow the FAA more time to evaluate. The FAA’s continued evaluation may impact our planned 5G C-band launch in certain areas. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate changes, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect and offer targeted advertisements or result in additional costs of compliance or litigation. Should customers decide that our competitors offer a more customer-friendly environment, our competitive position, results of operations or financial condition could be materially adversely affected.

Effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal, state and foreign government regulation, all of which may result in potential adverse impact to our financial results.

Extreme weather events precipitated by long-term climate change have the potential to directly damage network facilities or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to provide products and services required to provide reliable network coverage. Any such disruption could delay network deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, freezing conditions, sea-level rise, and other climate-related events, could adversely affect our operations, infrastructure, and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Further, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Concern over climate change or other environmental, social and governance (ESG) matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment and reduce the impact of our business on climate change. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations, and could adversely affect our business and reputation.

AT&T Inc.
Dollars in millions except per share amounts
Continuing growth in and the converging nature of wireless and broadband services will require us to deploy significant amounts of capital and require ongoing access to spectrum in order to provide attractive services to customers.

Wireless and broadband services are undergoing rapid and significant technological changes and a dramatic increase in usage, in particular, the demand for faster and seamless usage of data, including video, across mobile and fixed devices. The COVID-19 pandemic has accelerated these changes and also resulted in higher network utilization, as more customers consume bandwidth from changes in work from home trends. We must continually invest in our networks in order to improve our wireless and broadband services to meet this increasing demand and changes in customer expectations, while remaining competitive. Improvements in these services depend on many factors, including continued access to and deployment of adequate spectrum and the capital needed to expand our wireline network to support transport of these services. In order to stem broadband subscriber losses to cable competitors in our non-fiber wireline areas, we have been expanding our all-fiber wireline network. We must maintain and expand our network capacity and coverage for transport of data, including video, and voice between cell and fixed landline sites. To this end, we participate in spectrum auctions and continue to deploy software and other technology advancements in order to efficiently invest in our network.

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

Increased piracy of video content, products and other intellectual property, particularly in our foreign WarnerMedia operations, will decrease revenues. Technological developments have made it easier to reproduce and distribute high-quality unauthorized copies of content. Piracy is particularly prevalent in countries that lack effective copyright and other legal protections or enforcement measures and thieves can attract users throughout the world. Effective intellectual property protection may not be available in every country where we operate. We may need to spend significant amounts of money to protect our rights. We are also increasingly negotiating broader licensing agreements to expand our ability to use new methods to distribute content to customers. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, or our inability to negotiate broader distribution rights, could materially adversely impact our operations.

AT&T Inc.
Dollars in millions except per share amounts
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

The communications and digital entertainment industry has experienced rapid changes in the past several years. An increasing number of our customers are using mobile devices as the primary means of viewing video and an increasing number of nontraditional video providers are developing content and technologies to satisfy the desire for video entertainment demand. In addition, businesses and government bodies are broadly shifting to wireless-based services for homes and infrastructure to improve services to their respective customers and constituencies. We have spent, and continue to spend, significant capital to shift our wired network to software-based technology to manage this demand and are expanding 5G wireless technology to address these consumer demands. We are entering into a significant number of software licensing agreements and working with software developers to provide network functions in lieu of installing switches or other physical network equipment in order to respond to rapid developments in video and wireless demand. While software-based functionality can be changed much more quickly than, for example, physical switches, the rapid pace of development means that we may increasingly need to rely on single-source and software solutions that have not previously been deployed in production environments. Should this software not function as intended or our license agreements provide inadequate protection from intellectual property infringement claims, we could be forced to either substitute (if available) or else spend time to develop alternative technologies at a much higher cost and incur harm to our reputation for reliability, and, as a result, our ability to remain competitive could be materially adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
We depend on various suppliers to provide equipment to operate our business and satisfy customer demand and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. These suppliers could fail to provide equipment on a timely basis, or fail to meet our performance expectations, for a number of reasons, including difficulties in obtaining export licenses for certain technologies, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability and public health emergencies such as the COVID-19 pandemic. The COVID-19 pandemic has caused, and may again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion. In such limited circumstances, we have been unable to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

Increasing costs to provide services and failure to renew agreements on favorable terms or at all, could adversely affect operating margins.

Our operating costs, including customer acquisition and retention costs, could continue to put pressure on margins and customer retention levels.

A number of our competitors offering comparable legacy services that rely on alternative technologies and business models are typically subject to less (or no) regulation, and therefore are able to operate with lower costs. These competitors generally can focus on discrete customer segments since they do not have regulatory obligations to provide universal service. Also, these competitors have cost advantages compared to us, due in part to operating on newer, more technically advanced and lower-cost networks with a nonunionized workforce, lower employee benefits and fewer retirees. We are transitioning services from our old copper-based network and seeking regulatory approvals, where needed, at both the state and federal levels. If we do not obtain regulatory approvals for our network transition or obtain approvals with onerous conditions, we could experience significant cost and competitive disadvantages.

Our WarnerMedia operations, which create and license content to other providers, may experience increasing difficulties securing favorable terms, including those related to pricing, positioning and packaging, during contract negotiations, which may lead to blackouts of WarnerMedia programming, and WarnerMedia may face greater difficulty in achieving placement of its networks and premium pay television services in offerings by third parties.

We may not realize or sustain the expected benefits from our business transformation initiatives, and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position.

We have been and will be undertaking certain transformation initiatives, which are designed to reduce costs, streamline and modernize distribution and customer service, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus, which consist of improving broadband connectivity (for example, fiber and 5G), developing software-based entertainment (such as HBO Max) and utilizing WarnerMedia’s storytelling legacy to engage consumers and gain insights across multiple distribution points. We also expect these initiatives to drive efficiencies and improved margins. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
If our efforts to attract and retain subscribers to our HBO Max platform and to develop compelling choices are not successful, our business will be adversely affected.

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

Cyberattacks, major equipment failures or natural disasters, such as flooding, hurricanes and forest fires, whether caused by discrete severe weather events and/or precipitated by long-term climate change and earthquakes, software problems, data and privacy breaches, terrorist acts or other breaches of network or IT security that affect our networks, including software and switches, microwave links, third-party-owned local and long-distance networks on which we rely, our cell sites or other equipment, our satellites, our customer account support and information systems, or employee and business records could have a material adverse effect on our operations. Our wired network in particular is becoming increasingly reliant on software as it evolves to handle increasing demands for video transmission. While we have been subject to security incidents or cyberattacks, these did not result in a material adverse effect on our operations. However, as such attacks continue to increase in scope and frequency, we may be unable to prevent a significant attack in the future. Our inability to deploy or operate our networks or customer support systems or protect sensitive personal information of customers or employees or valuable technical and marketing information could result in significant expenses, potential legal liability, a loss of current or future customers and reputation damage, any of which could have a material adverse effect on our operations and financial condition.

AT&T Inc.
Dollars in millions except per share amounts
Increases in our debt levels to fund spectrum purchases, or other strategic decisions could adversely affect our ability to finance future debt at attractive rates and reduce our ability to respond to competition and adverse economic trends.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017) may be uncertain and subject to differing interpretations, especially when evaluated against ever changing products and services provided by our global telecommunications, media, and technology businesses. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities, and carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

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

On May 17, 2021, we announced a definitive agreement with Discovery, Inc. (Discovery) to combine our WarnerMedia business with Discovery (the “WarnerMedia/Discovery Transaction”), which, if consummated, would result in our stockholders owning 71% of the combined company’s Discovery’s outstanding common stock on a fully diluted basis (computed using the treasury stock method). The WarnerMedia/Discovery Transaction is expected to close in the second quarter of 2022, subject to certain customary closing conditions including, among others, the approval of Discovery’s stockholders, the receipt of certain regulatory approvals and the finalization of a private letter ruling from the Internal Revenue Service (IRS) to the effect that the separation of the WarnerMedia business and certain related transactions will qualify for tax-free treatment under the Internal Revenue Code (the “Private Letter Ruling”).

There can be no assurance that such closing conditions will be satisfied or waived, or that the WarnerMedia/Discovery Transaction will be consummated. Required regulatory approvals may not be received in a timely manner or at all. Further, while we have entered into voting agreements with certain stockholders of Discovery representing, in the aggregate, approximately 43% of the voting power of the issued and outstanding shares of Discovery capital stock as of May 14, 2021, pursuant to which they have agreed to vote in favor of certain aspects of the WarnerMedia/Discovery Transaction, we cannot assure you that the approval of Discovery’s stockholders will be obtained. We and Discovery may be subject to shareholder lawsuits, or other actions filed in connection with or in opposition to the WarnerMedia/Discovery Transaction, which could prevent or delay the consummation of the WarnerMedia/Discovery Transaction.

If the distribution of WarnerMedia, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability.

Under the Merger Agreement, receipt of the Private Letter Ruling from the IRS is a condition to close the WarnerMedia/Discovery Transaction. On December 28, 2021, AT&T received a favorable Private Letter Ruling from the IRS. As long as the Private Letter Ruling continues to be in full force and effect until closing, AT&T expects that the receipt of the Private Letter Ruling satisfies the closing condition for an IRS ruling. While not anticipated, situations where a Private Letter Ruling could cease to be in full force and effect may include situations where there is a material change in applicable tax law, or a material change to the terms or structure of the transaction. Reliance on the ruling is also subject to certain facts, representations and undertakings made in connection with the request for the ruling.

AT&T Inc.
Dollars in millions except per share amounts

Accordingly, the IRS or another applicable tax authority could determine on audit that the distribution by us of WarnerMedia to our stockholders and certain related transactions should be treated as taxable transactions if it determines that any of these facts, representations or undertakings are incorrect or have been violated. We may be entitled to indemnification from Discovery in the case of certain breaches of representations or undertakings by Discovery under the tax matters agreement related to the WarnerMedia/Discovery Transaction. However, we could potentially be required to pay such tax prior to reimbursement from Discovery, and such indemnification is subject to Discovery’s credit risk. If the IRS or another tax authority were to so conclude, there could be a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, in the event that we are unable to effectuate a Spinco Debt Exchange, we could incur significant incremental tax liability associated with the WarnerMedia/Discovery Transaction. If certain conditions are met, Discovery generally will be responsible for 50% of such incremental tax liability that does not exceed $4,000. For more information regarding the Spinco Debt Exchange, refer to the risk factor titled “Even if the WarnerMedia/Discovery Transaction is completed, we may not realize some or all of the expected benefits of the transaction” below.

The announcement and pendency of the WarnerMedia/Discovery Transaction could cause disruptions in our business.

The WarnerMedia/Discovery Transaction will require significant amounts of time and effort, which could divert management’s attention from operating, growing our business and other strategic endeavors. Further, our employees may be distracted due to uncertainty regarding their future roles with us or the WarnerMedia business pending the consummation of the WarnerMedia/Discovery Transaction. In the event that the WarnerMedia/Discovery Transaction does not close, we will be required to bear a number of non-recurring costs in connection with the transaction, including financial, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, regulatory and SEC filing fees and expenses, printing expenses and other related charges. Until the consummation or termination of the WarnerMedia/Discovery Transaction, we are also required to operate the WarnerMedia business in the ordinary course and we are restricted from taking certain specified actions with respect to our WarnerMedia business without Discovery’s consent. Any of the foregoing could adversely affect our operating results.

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

In connection with the WarnerMedia/Discovery Transaction, we will receive approximately $43,000, subject to certain adjustments, in the form of a combination of (i) the assumption by the WarnerMedia business of certain existing debt, (ii) a cash dividend distributed to us from the WarnerMedia business (the “Spinco Special Cash Payment”), and (iii) debt instruments of the WarnerMedia business (the “Spinco Debt Distribution”). We expect to deliver such debt instruments of WarnerMedia in exchange for certain of our outstanding debt obligations (the “Spinco Debt Exchange”), and to use the proceeds of the Spinco Special Cash Payment to repay certain of our other outstanding debt obligations. This process will be complex and may require significant time and resources. Depending on various variables (such as interest rates and timing) at the time of the Spinco Debt Exchange, AT&T’s transaction costs relating to the Spinco Debt Exchange may be significantly higher than expected. Additionally, if market conditions change in advance of the Spinco Debt Exchange such that it is no longer feasible for the WarnerMedia business to issue debt securities with a fair market value at least equal to their face value, we may be required to take an additional distribution of cash from the WarnerMedia business in lieu of effecting the Spinco Debt Exchange, which could result in potentially significant incremental tax liability. If certain conditions are met, Discovery generally will be responsible for 50% of such incremental tax liability that does not exceed $4,000.

An inability to realize the full extent of the anticipated benefits of the WarnerMedia/Discovery Transaction, as well as any delays encountered in the process, could have an adverse effect on our revenues, level of expenses and operating results.

In connection with the separation of the WarnerMedia business and the completed transaction involving our Video business unit, certain liabilities will be or were allocated to or retained by us and we will be subject to indemnification obligations in respect of those liabilities.

AT&T Inc.
Dollars in millions except per share amounts
In connection with the separation of the WarnerMedia business and the completed transaction involving our Video business unit (the “DTV Transaction”), we have agreed to assume or retain, and indemnify the WarnerMedia business and the Video business unit for, certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution of the WarnerMedia business. Third parties could also seek to hold us responsible for any liabilities allocated to the WarnerMedia business and the Video business unit and such third parties could seek damages, other monetary penalties (whether civil or criminal) and other remedies.

The separation of the WarnerMedia business and the Video business unit may result in an increase in our costs and expenses.

Following the consummation of the WarnerMedia/Discovery Transaction and the DTV Transaction, we will no longer benefit from economies of scale and synergies we currently have or expected to realize between our WarnerMedia business, our Video business unit and our remaining businesses, including through intercompany arrangements and combined agreements with third parties. There can be no assurance that we will be able to continue any of these arrangements, or that any such continuing arrangements will be on the same or more favorable terms, following the separation of the WarnerMedia business and the Video business unit. Additionally, there can be no assurance that costs retained by AT&T after the WarnerMedia/Discovery Transaction and the DTV Transaction will be fully recovered through transition service agreements or business transformation initiatives. As a result, our costs and expenses may increase following the consummation of the WarnerMedia/Discovery Transaction and the DTV Transaction.

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

AT&T Inc.
Dollars in millions except per share amounts
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
•The uncertainty surrounding further congressional action regarding spending and taxation, which may result in changes in government spending and affect the ability and willingness of businesses and consumers to spend in general.
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

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2021, of our total property, plant and equipment, central office equipment represented 30%; outside plant (including cable, wiring and other non-central office network equipment) represented 24%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 26%; land, building and wireless communications towers represented 13%; and other miscellaneous property represented 7%.

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

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item, but have included the below as a matter of general information.

Recently, the U.S. Attorney’s Office for the Northern District of Illinois informed us that they are considering filing a charge against one of our subsidiaries, Illinois Bell Telephone Company, LLC (Illinois Bell), arising out of a single, nine-month consulting contract in 2017 worth twenty-two thousand five hundred dollars. Since 2019, Illinois Bell has been cooperating with the U.S. Attorney’s Office concerning their widely reported investigation of certain elected Illinois politicians and related parties for corruption. Based on our own extensive investigation of the facts and our engagement with the U.S. Attorney's Office, we have concluded that the contract at issue was legal in all respects and that any charge against Illinois Bell or its personnel would be without merit. We cannot predict the outcome of the government’s investigation, which could (i) result in criminal penalties, fines, or other remedial measures, (ii) adversely affect our reputation with customers, regulators, and other stakeholders, and (iii) impact our existing federal and state government contracts and our ability to win new contracts in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.
Dollars in millions except per share amounts

Information about our Executive Officers
(As of February 1, 2022)

Name	Age	Position	Held Since

John T. Stankey	59	Chief Executive Officer and President	7/2020
Pascal Desroches	57	Senior Executive Vice President and Chief Financial Officer	4/2021
Edward W. Gillespie	60	Senior Executive Vice President - External and Legislative Affairs, AT&T Services, Inc.	4/2020
David S. Huntley	63	Senior Executive Vice President and Chief Compliance Officer	12/2014
Jason Kilar	50	Chief Executive Officer, Warner Media, LLC	5/2020
Lori M. Lee	56	Chief Executive Officer-AT&T Latin America and Global Marketing Officer	8/2017
David R. McAtee II	53	Senior Executive Vice President and General Counsel	10/2015
Jeffery S. McElfresh	51	Chief Executive Officer, AT&T Communications, LLC	10/2019
Angela R. Santone	50	Senior Executive Vice President - Human Resources	12/2019

The above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. Desroches, Mr. Gillespie, Mr. Kilar and Ms. Santone. Executive officers are not appointed to a fixed term of office.

Mr. Desroches was previously Executive Vice President of Finance of AT&T from November 2020 to March 2021, Executive Vice President and Chief Financial Officer of WarnerMedia from June 2018 to November 2020 and Executive Vice President and Chief Financial Officer of Turner Broadcasting Systems Inc. from January 2015 to June 2018.

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

AT&T Inc.
Dollars in millions except per share amounts
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “T”. The number of stockholders of record as of December 31, 2021 and 2020 was 817,330 and 858,373. The number of stockholders of record as of February 11, 2022, was 814,326. We declared dividends on common stock, on a quarterly basis, totaling $2.08 per share in 2021 and $2.08 per share in 2020.

STOCK PERFORMANCE GRAPH

The comparison above assumes $100 invested on December 31, 2016, in AT&T common stock and the following Standard & Poor’s (S&P) Indices: S&P 500 Index and S&P 500 Communications Services Index. Total return equals stock price appreciation plus reinvestment of dividends.

AT&T Inc.
Dollars in millions except per share amounts
Our Board of Directors has approved the following authorization to repurchase common stock: March 2014 authorization program for 300 million shares, with 178 million outstanding at December 31, 2021. To implement this authorization, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

Excluding the impact of acquisitions, our 2022 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

A summary of our repurchases of common stock during the fourth quarter of 2021 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
October 1, 2021 -
October 31, 2021	265,408	$27.14	—	177,902,921
November 1, 2021 -
November 30, 2021	56,662	$24.96	—	177,902,921
December 1, 2021 -
December 31, 2021	120,417	$22.96	—	177,902,921
Total	442,487	$25.72	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares purchased, 442,487 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased or transferred, no shares were transferred from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

AT&T Inc.
Dollars in millions except per share amounts
ITEM 6. [RESERVED]

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in exhibit 99.1, revised Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on Form 8-K on June 21, 2021.

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. On November 15, 2021, we sold or Latin America video operations, Vrio, to Grupo Werthein. (See Note 6)

We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items and equity in net income (loss) of affiliates for investments managed within each segment. Each segment’s percentage calculation of total segment operating revenue and contribution is derived from our segment results table in Note 4 and may total more than 100% due to losses in one or more segments. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating Revenues
Communications	$114,730	$109,965	$109,969	4.3%	—%
WarnerMedia	35,632	30,442	35,259	17.0	(13.7)
Latin America	5,354	5,716	6,963	(6.3)	(17.9)
Corporate and Other:
Corporate	1,264	2,207	2,131	(42.7)	3.6
Video	15,513	28,610	32,124	(45.8)	(10.9)
Eliminations and consolidation	(3,629)	(5,180)	(5,253)	29.9	1.4
AT&T Operating Revenues	168,864	171,760	181,193	(1.7)	(5.2)
Operating Contribution
Communications	28,279	28,313	29,815	(0.1)	(5.0)
WarnerMedia	7,277	8,210	10,659	(11.4)	(23.0)
Latin America	(430)	(729)	(635)	41.0	(14.8)
Segment Operating Contribution	$35,126	$35,794	$39,839	(1.9)	(10.2)
Corporate and Other[1]	(11,148)	(29,294)	(11,878)	61.9	—
AT&T Operating Contribution	$23,978	$6,500	$27,961	—%	(76.8)%
[1]Includes the reclassification of prior service credit amortization and retained costs previously allocated to Video, the Video business separated in July 2021, acquisition-related and certain significant items, and eliminations and consolidations. See Note 4 for additional details and amounts included in Corporate and Other.

AT&T Inc.
Dollars in millions except per share amounts
The Communications segment accounted for approximately 74% of our 2021 total segment operating revenues compared to 75% in 2020 and 81% of our 2021 total segment operating contribution as compared to 79% in 2020. This segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced IP-based services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides internet, including broadband fiber, and legacy telephony voice communication services to residential customers.

The WarnerMedia segment accounted for approximately 23% of our 2021 total segment operating revenues compared to 21% in 2020 and 21% of our 2021 total segment operating contribution compared to 23% in 2020. This segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings (Otter Media). We disposed of substantially all of the Otter Media assets in the third quarter of 2021 (see Note 6).

The Latin America segment accounted for approximately 3% of our 2021 total segment operating revenues compared to 4% in 2020. This segment provides wireless services and equipment in Mexico, and prior to the November 2021 disposition of Vrio, video services in Latin America and the Caribbean (see Note 6).

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the following table. We then discuss factors affecting our overall results. Additional analysis is discussed in our “Segment Results” section. We also discuss our expected revenue and expense trends for 2022 in the “Operating Environment and Trends of the Business” section. Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues
Service	$146,391	$152,767	$163,499	(4.2)%	(6.6)%
Equipment	22,473	18,993	17,694	18.3	7.3
Total Operating Revenues	168,864	171,760	181,193	(1.7)	(5.2)

Operating expenses
Operations and support	117,751	117,959	123,563	(0.2)	(4.5)
Asset impairments and abandonments	4,904	18,880	1,458	(74.0)	—
Depreciation and amortization	22,862	28,516	28,217	(19.8)	1.1
Total Operating Expenses	145,517	165,355	153,238	(12.0)	7.9
Operating Income	23,347	6,405	27,955	—	(77.1)
Interest expense	6,884	7,925	8,422	(13.1)	(5.9)
Equity in net income of affiliates	631	95	6	—	—
Other income (expense) – net	9,853	(1,431)	(1,071)	—	(33.6)
Income (Loss) Before Income Taxes	26,947	(2,856)	18,468	—	—
Net Income (Loss)	21,479	(3,821)	14,975	—	—
Net Income (Loss) Attributable to AT&T	20,081	(5,176)	13,903	—	—
Net Income (Loss) Attributable to Common Stock	$19,874	$(5,369)	$13,900	—%	—%

AT&T Inc.
Dollars in millions except per share amounts
OVERVIEW

Operating revenues decreased in 2021, with declines reflecting our July 31, 2021 separation of the U.S. video business, the completion of the sale of our Vrio business unit in November 2021 and the October 2020 sale of wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands. Also contributing to revenue declines was lower Business Wireline revenues due in part to higher demand for pandemic-related connectivity in the prior year. Partially offsetting declines were higher Mobility equipment and service revenues and gains in broadband service in our Communications segment; higher content and DTC subscription revenues in our WarnerMedia segment; and growth in Mexico wireless operations including favorable foreign exchange impacts.

Operations and support expenses decreased in 2021, with declines reflecting our business divestitures, lower bad debt expense and lower personnel costs associated with our ongoing transformation initiatives. Declines were mostly offset by increased domestic wireless equipment expense from higher volumes, and higher WarnerMedia programming costs and marketing activities.

Asset impairments and abandonments decreased in 2021, with higher impairments in 2020. Noncash impairment charges in 2020 included $15,508, resulting from our assessment of the recoverability of the long-lived assets and goodwill associated with our U.S. video business (see Notes 7 and 9); $2,212 goodwill impairment at our Vrio business unit (see Note 9); and $780 from the impairment of production and other content inventory at WarnerMedia, with approximately $524 resulting from the continued shutdown of theaters during the pandemic and the hybrid distribution model for our 2021 film slate (see Note 11). In 2021, we took an additional Vrio impairment of $4,555, resulting from our assessment of the recoverability of the net assets of Vrio (see Note 6).

Depreciation and amortization expense decreased in 2021.
Amortization expense decreased $3,779, or 47.2%, in 2021, primarily due to ceasing amortization on Video and Vrio held-for-sale assets.

Depreciation expense decreased $1,875, or 9.1%, in 2021, primarily due to the lower cost basis of property, plant and equipment resulting from Video impairments taken in the fourth quarter of 2020 and ceasing depreciation on Video and Vrio held-for-sale assets in 2021.

Operating income increased in 2021 and decreased in 2020. Our operating margin was 13.8% in 2021, compared to 3.7% in 2020 and 15.4% in 2019.

Interest expense decreased in 2021, primarily due to lower interest rates and capitalized interest associated with the spectrum acquisitions, partially offset by higher debt balances.

Equity in net income (loss) of affiliates increased in 2021, primarily due to the close of our transaction with TPG related to the U.S. video business, which resulted in our accounting for our investment in DIRECTV under the equity method of accounting beginning August 1, 2021 (see Notes 6 and 20).

Other income (expense) – net increased in 2021, primarily due to the recognition of $4,140 in actuarial gains, compared to losses of $4,169 in 2020, and recognition of $1,405 of debt redemption costs in 2020. Also contributing to increased income were higher net pension and postretirement benefit credits from higher prior service credit amortization (see Note 15) and net gains on the sale of assets (see Note 6).

Income tax expense increased in 2021, primarily driven by increased income before income taxes, offset primarily by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) benefit of U.S. federal Net Operating Loss (NOL) carryback and benefits on divestitures in 2021.

Our effective tax rate was 20.3% in 2021, (33.8)% in 2020, and 18.9% in 2019. The effective tax rate in 2020 was impacted by our impairment of Vrio and Video goodwill, which was not deductible for tax purposes.

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

COMMUNICATIONS SEGMENT				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Segment Operating Revenues
Mobility	$78,254	$72,564	$71,056	7.8%	2.1%
Business Wireline	23,937	25,083	25,901	(4.6)	(3.2)
Consumer Wireline	12,539	12,318	13,012	1.8	(5.3)
Total Segment Operating Revenues	114,730	109,965	109,969	4.3	—

Segment Operating Contribution
Mobility	23,312	22,372	22,321	4.2	0.2
Business Wireline	3,990	4,564	5,137	(12.6)	(11.2)
Consumer Wireline	977	1,377	2,357	(29.0)	(41.6)
Total Segment Operating Contribution	$28,279	$28,313	$29,815	(0.1)%	(5.0)%

Selected Subscribers and Connections
				December 31,
(000s)			2021	2020	2019
Mobility subscribers			201,791	182,558	165,889
Total domestic broadband connections			15,504	15,384	15,389
Network access lines in service			6,177	7,263	8,487
U-verse VoIP connections			3,333	3,816	4,370

Operating revenues increased in 2021, driven by increases in our Mobility and Consumer Wireline business units, partially offset by a decrease in our Business Wireline business unit. The increases are primarily driven by equipment and wireless service revenue growth and gains in broadband service.

Operating contribution decreased in 2021 and 2020. The 2021 operating contribution includes declines in our Business Wireline and Consumer Wireline business units, and reflects an increase in operating contribution from our Mobility business unit. Our Communications segment operating income margin was 24.6% in 2021, 25.7% in 2020 and 27.1% in 2019.

AT&T Inc.
Dollars in millions except per share amounts
Communications Business Unit Discussion

Mobility Results
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues
Service	$57,590	$55,542	$55,331	3.7%	0.4%
Equipment	20,664	17,022	15,725	21.4	8.2
Total Operating Revenues	78,254	72,564	71,056	7.8	2.1

Operating expenses
Operations and support	46,820	42,106	40,681	11.2	3.5
Depreciation and amortization	8,122	8,086	8,054	0.4	0.4
Total Operating Expenses	54,942	50,192	48,735	9.5	3.0
Operating Income	23,312	22,372	22,321	4.2	0.2
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$23,312	$22,372	$22,321	4.2%	0.2%

The following tables highlight other key measures of performance for Mobility:

Subscribers
				Percent Change
(in 000s)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Postpaid	81,534	77,154	75,207	5.7%	2.6%
Postpaid phone	67,260	64,216	63,018	4.7	1.9
Prepaid	19,028	18,102	17,803	5.1	1.7
Reseller	6,113	6,535	6,893	(6.5)	(5.2)
Connected devices[1]	95,116	80,767	65,986	17.8	22.4
Total Mobility Subscribers	201,791	182,558	165,889	10.5%	10.0%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

AT&T Inc.
Dollars in millions except per share amounts

Mobility Net Additions
				Percent Change
(in 000s)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Postpaid Phone Net Additions	3,196	1,457	483	—%	—%
Total Phone Net Additions	3,850	1,640	989	—	65.8

Postpaid[2]	4,482	2,183	(435)	—	—
Prepaid	956	379	677	—	(44.0)
Reseller	(534)	(449)	(928)	(18.9)	51.6
Connected devices[3]	14,328	14,785	14,645	(3.1)	1.0
Mobility Net Subscriber Additions[1]	19,232	16,898	13,959	13.8%	21.1%

Postpaid Churn[4]	0.94%	0.98%	1.18%	(4) BP	(20)	BP
Postpaid Phone-Only Churn[4]	0.76%	0.79%	0.95%	(3) BP	(16)	BP
[1] Excludes acquisition-related additions during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 28, (512) and (1,487) for the years ended December 31, 2021, 2020 and 2019, respectively. Wearables and other net adds were 1,257, 1,223 and 569 for the years ended December 31, 2021, 2020 and 2019, respectively.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were 7.9 million for the year ended December 31, 2021.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased during 2021, largely due to growth from subscriber gains.

ARPU
Average revenue per subscriber (ARPU) decreased in 2021 and reflects the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in 2021 due to retention offers, migrations to unlimited plans, continued network performance and lower involuntary disconnects.

Equipment revenue increased in 2021, primarily driven by increased volumes, the sale of higher-priced smartphones and a mix of higher-priced postpaid smartphones.

Operations and support expenses increased in 2021, largely driven by growth in equipment sales and associated expenses, including costs associated with the upcoming first-quarter 2022 3G network shutdown, increased content costs associated with bundling HBO Max, increased amortization of deferred contract acquisition costs and higher network and technology costs. These expense increases were partially offset by lower sales costs and lower bad debt expense.

Depreciation expense increased in 2021, primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased in 2021 and 2020. Our Mobility operating income margin was 29.8% in 2021, 30.8% in 2020 and 31.4% in 2019. Our Mobility EBITDA margin was 40.2% in 2021, 42.0% in 2020 and 42.7% in 2019.

AT&T Inc.
Dollars in millions except per share amounts
Subscriber Relationships
As the wireless industry has matured, with nearly full penetration of smartphones in the U.S. population, future wireless growth will depend on our ability to offer innovative services, plans and devices that bundle product offerings and take advantage of our 5G wireless network, which went nationwide in July 2020. We believe 5G opens up vast possibilities of connecting sensors, devices, and autonomous things, commonly referred to as the Internet of Things (IoT). More and more, these devices are performing use cases that require high bandwidth, ultra-reliability and low latency that only 5G and edge computing can bring. To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. In January 2022, we began to deploy our C-band spectrum acquired in FCC Auction 107 (see Note 6).

To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans, including our FirstNet and prepaid products, and arrangements that bundle our services. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and subscribers to such plans tend to have higher retention and lower churn rates. We offer unlimited data plans and subscribers to such plans also tend to have higher retention and lower churn rates. Our offerings are intended to encourage existing subscribers to upgrade their current services and/or add devices, attract subscribers from other providers and/or minimize subscriber churn. Subscribers that purchase two or more services from us have significantly lower churn than subscribers that purchase only one service.

Business Wireline Results
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues
Services	$23,224	$24,313	$25,116	(4.5)%	(3.2)%
Equipment	713	770	785	(7.4)	(1.9)
Total Operating Revenues	23,937	25,083	25,901	(4.6)	(3.2)

Operating expenses
Operations and support	14,755	15,303	15,839	(3.6)	(3.4)
Depreciation and amortization	5,192	5,216	4,925	(0.5)	5.9
Total Operating Expenses	19,947	20,519	20,764	(2.8)	(1.2)
Operating Income	3,990	4,564	5,137	(12.6)	(11.2)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$3,990	$4,564	$5,137	(12.6)%	(11.2)%

Service revenues decreased in 2021, driven by lower demand for legacy voice and data services in the current year, proactive rationalization of low profit margin products and higher demand for pandemic-related connectivity in the prior-year. We expect this trend to continue.

Equipment revenues decreased in 2021, driven by declines in legacy and non-core services which we expect to continue.

Operations and support expenses decreased in 2021, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization and proactive rationalization of low profit margin products.

Depreciation expense decreased in 2021, primarily due to certain network assets becoming fully depreciated.

Operating income decreased in 2021 and 2020. Our Business Wireline operating income margin was 16.7% in 2021, 18.2% in 2020 and 19.8% in 2019. Our Business Wireline EBITDA margin was 38.4% in 2021, 39.0% in 2020 and 38.8% in 2019.

AT&T Inc.
Dollars in millions except per share amounts

Consumer Wireline Results
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues
Broadband	$9,085	$8,534	$8,403	6.5%	1.6%
Legacy voice and data services	1,977	2,213	2,573	(10.7)	(14.0)
Other service and equipment	1,477	1,571	2,036	(6.0)	(22.8)
Total Operating Revenues	12,539	12,318	13,012	1.8	(5.3)

Operating expenses
Operations and support	8,467	8,027	7,775	5.5	3.2
Depreciation and amortization	3,095	2,914	2,880	6.2	1.2
Total Operating Expenses	11,562	10,941	10,655	5.7	2.7
Operating Income	977	1,377	2,357	(29.0)	(41.6)
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$977	$1,377	$2,357	(29.0)%	(41.6)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
				Percent Change
(in 000s)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Broadband Connections
Total Broadband and DSL Connections	14,160	14,100	14,119	0.4%	(0.1)%
Fiber Broadband Connections	5,992	4,951	3,887	21.0	27.4

Voice Connections
Retail Consumer Switched Access Lines	2,423	2,862	3,329	(15.3)	(14.0)
U-verse Consumer VoIP Connections	2,736	3,231	3,794	(15.3)	(14.8)
Total Retail Consumer Voice Connections	5,159	6,093	7,123	(15.3)%	(14.5)%

Net Additions
				Percent Change
(in 000s)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Broadband Net Additions
Total Broadband and DSL Net Additions	60	(19)	(290)	—%	93.4%
Fiber Broadband Net Additions	1,041	1,064	1,124	(2.2)%	(5.3)%

Broadband revenues increased in 2021, driven by an increase in fiber customers and pricing, which we expect to continue for the foreseeable future.

Legacy voice and data service revenues decreased in 2021, reflecting the continued decline in the number of customers, which we expect to continue.

Other service and equipment revenues decreased in 2021, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

AT&T Inc.
Dollars in millions except per share amounts
Operations and support expenses increased in 2021, primarily driven by higher advertising, technology and customer support costs, and content costs associated with plans bundling HBO Max. Partially offsetting these increases was lower amortization of deferred fulfillment costs, including updates to extend the estimated economic life of our subscribers.
Depreciation expense increased in 2021, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income decreased in 2021 and 2020. Our Consumer Wireline operating income margin was 7.8% in 2021, 11.2% in 2020 and 18.1% in 2019. Our Consumer Wireline EBITDA margin was 32.5% in 2021, 34.8% in 2020 and 40.2% in 2019.

WARNERMEDIA SEGMENT
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Segment Operating Revenues
Subscription	$15,596	$13,765	$13,651	13.3%	0.8%
Content and other	13,514	10,552	14,930	28.1	(29.3)
Advertising	6,522	6,125	6,678	6.5	(8.3)
Total Segment Operating Revenues	35,632	30,442	35,259	17.0	(13.7)

Segment Operating Expenses
Direct Costs
Programming	15,286	11,678	13,949	30.9	(16.3)
Marketing	4,137	2,529	2,953	63.6	(14.4)
Other	3,658	3,211	3,060	13.9	4.9
Selling, general and administrative	4,656	4,161	4,210	11.9	(1.2)
Depreciation and amortization	656	671	589	(2.2)	13.9
Total Operating Expenses	28,393	22,250	24,761	27.6	(10.1)
Operating Income	7,239	8,192	10,498	(11.6)	(22.0)
Equity in Net Income (Loss) of Affiliates	38	18	161	—	(88.8)
Total Segment Operating Contribution	$7,277	$8,210	$10,659	(11.4)%	(23.0)%

Our WarnerMedia segment is operated as a content organization that distributes across various platforms, including basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing.

HBO Latin America Group (HBO LAG) is included as an equity method investment prior to our acquiring the remaining interest in May 2020. It is included in the segment operating results following the date of acquisition.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery Inc. On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr to Microsoft Corporation (Microsoft). (See Note 6)

Operating revenues increased in 2021 and decreased in 2020. The increase in 2021 was primarily due to increases in content and other, reflecting the partial recovery from prior-year impacts of the pandemic, and also in subscription revenues. The decrease in 2020 was primarily due to lower content and advertising revenues, which were negatively impacted by the pandemic, partially offset by higher subscription revenues.

Subscription revenues increased in 2021 and 2020, reflecting growth of DTC domestic HBO Max and HBO subscribers and the May 2020 acquisition of the remaining interest in HBO Latin America Group. DTC subscription revenues were $7,723 in 2021, versus $6,090 and $5,814 in 2020 and 2019, respectively, and include growth from intercompany relationships with the Communications segment.

AT&T Inc.
Dollars in millions except per share amounts
Content and other revenues increased in 2021 and decreased in 2020. The increase in 2021 was due to higher TV production and licensing, which represent a partial recovery from prior-year impacts of the pandemic, as well as higher theatrical, with 2020 including only five worldwide theatrical releases compared to 17 in 2021. The decrease in 2020 was primarily due to pandemic-related movie theater closures and television and theatrical production delays.

Advertising revenues increased in 2021 and decreased in 2020. The increase in 2021 was due to the return in 2021 of major sporting events, including the NCAA Division I Men’s Championship Basketball Tournament. The decrease in 2020 was primarily due to the pandemic-related cancellation of sporting events, partially offset by higher news coverage of general elections and COVID-19 developments.

Direct costs increased in 2021 and decreased in 2020. The increase in 2021 was driven by higher film and programming costs and increased costs for HBO Max. Direct costs supporting DTC revenues were $7,934 in 2021, versus $5,452 and $3,824 in 2020 and 2019, respectively. The decrease in 2020 was primarily due to pandemic-related closures and production delays.

Selling, general and administrative expenses increased in 2021 and decreased in 2020. The increase in 2021 was primarily due to incremental selling costs associated with a DIRECTV advertising revenue sharing arrangement, partially offset by lower bad debt expense and integration of support functions. The decrease in 2020 was primarily due to lower print and advertising expenses from limited theatrical releases, lower distribution fees and cost-saving initiatives, partially offset by marketing costs associated with HBO Max.

Operating contribution decreased in 2021 and 2020. The WarnerMedia segment operating income margin was 20.3% in 2021, 26.9% in 2020 and 29.8% in 2019.

LATIN AMERICA SEGMENT
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Segment Operating Revenues
Mexico	$2,747	$2,562	$2,869	7.2%	(10.7)%
Vrio	2,607	3,154	4,094	(17.3)	(23.0)
Total Segment Operating Revenues	5,354	5,716	6,963	(6.3)	(17.9)

Segment Operating Contribution
Mexico	(510)	(587)	(718)	13.1	18.2
Vrio	80	(142)	83	—	—
Total Segment Operating Contribution	$(430)	$(729)	$(635)	41.0%	(14.8)%

Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations.

On November 15, 2021, we completed the sale of our Latin America video operations, Vrio, to Grupo Werthein (see Note 6).

Operating revenues decreased in 2021, reflecting the sale of Vrio partially offset by growth in the Mexico wireless operations. Foreign exchange pressure in Vrio was partially offset by improvements in Mexico.

Operating contribution improved in 2021, reflecting higher profitability in Mexico and lower depreciation resulting from Vrio assets being accounted for as held-for-sale. Our Latin America segment operating income margin was (8.1)% in 2021, (13.2)% in 2020 and (9.5)% in 2019.

AT&T Inc.
Dollars in millions except per share amounts
Latin America Business Unit Discussion

Mexico Results
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues
Service	$1,834	$1,656	$1,863	10.7%	(11.1)%
Equipment	913	906	1,006	0.8	(9.9)
Total Operating Revenues	2,747	2,562	2,869	7.2	(10.7)

Operating expenses
Operations and support	2,652	2,636	3,085	0.6	(14.6)
Depreciation and amortization	605	513	502	17.9	2.2
Total Operating Expenses	3,257	3,149	3,587	3.4	(12.2)
Operating Income (Loss)	(510)	(587)	(718)	13.1	18.2
Equity in Net Income (Loss) of Affiliates	—	—	—	—	—
Operating Contribution	$(510)	$(587)	$(718)	13.1%	18.2%

The following tables highlight other key measures of performance for Mexico:

				Percent Change
(in 000s)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Mexico Wireless Subscribers
Postpaid	4,807	4,696	5,103	2.4%	(8.0)%
Prepaid	15,057	13,758	13,584	9.4	1.3
Reseller	498	489	472	1.8	3.6
Mexico Wireless Subscribers	20,362	18,943	19,159	7.5%	(1.1)%

				Percent Change
(in 000s)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Mexico Wireless Net Additions
Postpaid	111	(407)	(608)	—%	33.1%
Prepaid	1,299	174	1,919	—	(90.9)
Reseller	9	118	219	(92.4)	(46.1)
Mexico Wireless Net Additions	1,419	(115)	1,530	—%	—%

Service revenues increased in 2021, driven by improvements in foreign exchange and growth in other services.

Equipment revenues increased in 2021, driven by improvements in foreign exchange impact partly offset by lower equipment sales volumes.

Operations and support expenses increased in 2021, due to foreign exchange impact partially offset by lower expenses. Approximately 7% of Mexico expenses are U.S. dollar-based, with the remainder in the local currency.

Depreciation expense increased in 2021, reflecting higher in-service assets and foreign exchange impacts.

Operating income improved in 2021 and 2020. Our Mexico operating income margin was (18.6)% in 2021, (22.9)% in 2020 and (25.0)% in 2019. Our Mexico EBITDA margin was 3.5% in 2021, (2.9)% in 2020 and (7.5)% in 2019.

AT&T Inc.
Dollars in millions except per share amounts

Vrio Results
				Percent Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues	$2,607	$3,154	$4,094	(17.3)%	(23.0)%

Operating expenses
Operations and support	2,302	2,800	3,378	(17.8)	(17.1)
Depreciation and amortization	231	520	660	(55.6)	(21.2)
Total Operating Expenses	2,533	3,320	4,038	(23.7)	(17.8)
Operating Income (Loss)	74	(166)	56	—	—
Equity in Net Income (Loss) of Affiliates	6	24	27	(75.0)	(11.1)
Operating Contribution	$80	$(142)	$83	—%	—%

Operating revenues decreased in 2021, driven by the sale of Vrio and foreign exchange impacts.

Operations and support expenses decreased in 2021, driven by the sale of Vrio and foreign exchange impacts.

Depreciation expense decreased in 2021, due to ceasing depreciation on held-for-sale Vrio assets. We applied held-for-sale accounting to Vrio on June 30, 2021 and ceased depreciation beginning July 1, 2021.

Operating income improved in 2021 and 2020. Our Vrio operating income margin was 2.8% in 2021, (5.3)% in 2020 and 1.4% in 2019. Our Vrio EBITDA margin was 11.7% in 2021, 11.2% in 2020 and 17.5% in 2019.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2022 Revenue Trends We expect revenue growth in our wireless and broadband businesses as customers demand instant connectivity and higher speeds made possible by wireless network enhancements through 5G deployment and our fiber network expansion. We also expect revenue growth from continued investment in premium content and by expanding the international reach of HBO Max.

In our Communications segment, we expect that our simplified go-to-market strategy for 5G in underpenetrated markets will continue to contribute to wireless subscriber and service revenue growth and that expansion of our fiber footprint and our new multi-gig rollout will drive greater demand for broadband services on our fast-growing fiber network.

In our WarnerMedia segment, we expect our video streaming platform, HBO Max, and premium content will continue to drive revenue growth. The pandemic-related partial closure of movie theaters is expected to continue to pressure revenues; however, we are working towards a shorter but exclusive theatrical window for our 2022 film slate. The decline in viewing on our basic cable networks is expected to continue as consumers continue to increase their use of streaming platforms.

As we expand our fiber reach, we will be orienting our business portfolio to leverage this opportunity to offset continuing declines in legacy business wireline products by growing connectivity with small to mid-sized business. We plan to use our strong fiber and wireless assets, broad distribution and converged product offers to strengthen our overall market position. We will continue to deemphasize non-core services with a longer-term shift of the business to fiber and mobile connectivity, and growth in value-added services.

2022 Expense Trends We expect the spending required to support growth initiatives, primarily our continued deployment of fiber and 5G, including 3G shutdown costs in the first quarter of 2022, as well as continued investment into the HBO Max platform, to pressure expense trends in 2022. To the extent 5G handset introductions continue in 2022, and as anticipated, the expenses associated with those device sales are expected to contribute to higher costs. During 2022, we will also continue to prioritize efficiency, led by our cost transformation initiative and continued transition from our hardware-based network technology to more efficient and less expensive software-based technology. These investments will help prepare us to meet increased customer demand for enhanced wireless and broadband services, including video streaming, augmented reality and “smart” technologies. The software benefits of our 5G wireless technology should result in a more efficient use of capital and lower network-related expenses in the coming years.

AT&T Inc.
Dollars in millions except per share amounts
We continue to transform our operations to be more efficient and effective, reinvesting savings into growth areas of the business. We are restructuring businesses, sunsetting legacy networks, improving customer service and ordering functions through digital transformation, sizing our support costs and staffing with current activity levels, and reassessing overall benefit costs. Cost savings and asset sales align with our focus on debt reduction.
Market Conditions The U.S. stock market experienced steady growth in 2021; however, several factors, including the global pandemic, have resulted in changes in demand in business communication services. The global pandemic has caused, and could again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products, as well as continued tight labor market and actual or perceived inflation. Most of our products and services are not directly affected by the imposition of tariffs on Chinese goods. However, we expect ongoing pressure on pricing during 2022 as we respond to the competitive marketplace, especially in wireless services.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. Our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We expect only minimal ERISA contribution requirements to our pension plans for 2022. Investment returns on these assets depend largely on trends in the economy, and a weakness in the equity, fixed income and real asset markets could require us to make future contributions to the pension plans. In addition, our policy of recognizing actuarial gains and losses related to our pension and other postretirement plans in the period in which they arise subjects us to earnings volatility caused by changes in market conditions; however, these actuarial gains and losses do not impact segment performance as they are required to be recorded in “Other income (expense) – net.” Changes in our discount rate, which are tied to changes in the bond market, and changes in the performance of equity markets, may have significant impacts on the valuation of our pension and other postretirement obligations at the end of 2022 (see “Critical Accounting Policies and Estimates”).

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

In October 2020, the FCC adopted an order addressing the three issues remanded by the D.C. Circuit for further consideration. After considering those issues, the FCC concluded they provided no grounds to depart from its determination that fixed and mobile consumer broadband services should be classified as information services. An appeal of the FCC’s remand decision is pending.

Some states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC. Suits have been filed concerning such laws in California and Vermont. The California statute is now in effect, and the lawsuit regarding the Vermont statute has been stayed pending resolution of any appeal of the California lawsuit. We expect that going forward additional states may seek to impose net neutrality requirements.

AT&T Inc.
Dollars in millions except per share amounts
On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas. NTIA will establish rules for this program in the first half of 2022. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T is a participating provider in the ACP program and will consider participating in the deployment program where appropriate. The IIJA includes various provisions that will result in FCC proceedings regarding ACP program administration and consumer protection, reform of the existing universal support program, and broadband labeling and equal access.

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

EXPECTED GROWTH AREAS
Over the next few years, we expect our growth to come from wireless and IP-based fiber broadband services. We provide integrated services to diverse groups of customers in the U.S. on an integrated telecommunications network utilizing different technological platforms. In 2022, our key initiatives include:
•Continuing our wireless subscriber momentum while increasing the pace of our 5G deployment and expansion of 5G service, including to underpenetrated markets.
•Improving fiber penetration, accelerating subscriber growth and increasing broadband revenues.
•Increasing international subscriber base for HBO Max, our platform for premium content and video offered directly to consumers, as well as through other distributors.
•Continuing to develop efficiencies and a competitive advantage through cost transformation initiatives and product simplification.

Wireless We expect to continue to deliver revenue growth in the coming years. We are in a period of rapid growth in wireless video usage and believe that there are substantial opportunities available for next-generation converged services that combine technologies and services. As of December 31, 2021, we served 222 million wireless subscribers in North America, with more than 202 million in the United States.

AT&T Inc.
Dollars in millions except per share amounts
Our LTE technology covers over 434 million people in North America, and in the United States, we cover all major metropolitan areas and over 330 million people. We also provide 4G coverage using another technology (HSPA+), and when combined with our upgraded backhaul network, we provide enhanced network capabilities and superior mobile broadband speeds for data and video services. In December 2018, we introduced the nation’s first commercial mobile 5G service and expanded that deployment nationwide in July 2020. At December 31, 2021, our network covers more than 250 million people with 5G technology in the United States and North America.

Our networks covering both the U.S. and Mexico have enabled our customers to use wireless services without roaming on other companies’ networks. We believe this seamless access will prove attractive to customers and provide a significant growth opportunity. As of the end of 2021, we provided LTE coverage to over 104 million people in Mexico.

Integration of Data/Broadband and Streaming Services As the communications industry has evolved into internet-based technologies capable of blending wireline and wireless services, we plan to focus on expanding our wireless network capabilities and provide broadband offerings that allow customers to integrate their home or business fixed services with their mobile service. In January 2022, we launched our multi-gig rollout, which brings the fastest internet to AT&T Fiber customers with symmetrical 2 gig and 5 gig tiers. We will continue to develop and provide unique integrated mobile and broadband/fiber solutions.

REGULATORY DEVELOPMENTS
Set forth below is a summary of the most significant regulatory proceedings that directly affected our operations during 2021. Industry-wide regulatory developments are discussed above in Operating Environment Overview. While these issues may apply only to certain subsidiaries, the words “we,” “AT&T” and “our” are used to simplify the discussion. The following discussions are intended as a condensed summary of the issues rather than as a comprehensive legal analysis and description of all of these specific issues.

International Regulation Our subsidiaries operating outside the United States are subject to the jurisdiction of regulatory authorities in the territories in which the subsidiaries operate. Our licensing, compliance and advocacy initiatives in foreign countries primarily enable the provision of enterprise (i.e., large business) globally and wireless services in Mexico.

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

AT&T Inc.
Dollars in millions except per share amounts
Following the FCC’s 2017 decision to reclassify broadband as information services, a number of states adopted legislation to reimpose the very rules the FCC repealed. In some cases, state legislation imposes requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. Suits have been filed concerning laws in California and Vermont. Both lawsuits were stayed pursuant to agreements by those states not to enforce their laws pending final resolution of all appeals of the FCC’s December 2017 order. Because that order is now final, the California suit has returned to active status. In January 2021, a U.S. District Court in California denied a request for a preliminary injunction against enforcement of the California law. As a consequence, the California statute now is in effect. The trade associations challenging the statute have appealed the denial of their request for preliminary injunction to the Ninth Circuit; that appeal remains pending. The lawsuit regarding the Vermont statute has been stayed pending the Ninth Circuit’s resolution of the appeal or April 15, 2022, whichever occurs first. We expect that going forward additional states may seek to impose net neutrality requirements. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

Wireless and Broadband In June and November 2020, the FCC issued a Declaratory Ruling clarifying the limits on state and local authority to deny applications to modify existing structures to accommodate wireless facilities. Appeals of the November 2020 order remain pending in the Ninth Circuit Court of Appeals, following multiple requests by the FCC to hold the appeal in abeyance until the Senate confirms a fifth FCC Commissioner. If sustained on appeal, these FCC decisions will remove state and local regulatory barriers and reduce the costs of the infrastructure needed for 5G and FirstNet deployments, which will enhance our ability to place small cell facilities on utility poles, expand existing facilities to accommodate public safety services, and replace legacy facilities and services with advanced broadband infrastructure and services. During 2020-2021, we have also deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we announced on-going construction and continuing deployment of 5G on C-band spectrum in 2022 and beyond.

In March 2020, the FCC released its order setting rules for certain spectrum bands (C-band) for 5G operations. In that order, the FCC concluded that C-band 5G services that met the agency’s technical limits on power and emissions would not cause harmful interference with aircraft operations. In reliance on that order, AT&T bid a total of $23,406 and was awarded 1,621 C-band licenses, including 40 MHz nationwide available for deployment in December 2021, with the remainder available for deployment in December 2023. In late 2021, the Federal Aviation Administration (FAA) questioned whether the C-band launch could impact radio altimeter equipment on airplanes, which operate on spectrum bands over 400 MHz away from the spectrum AT&T is launching in 2022. In response, to allow the FAA more time to evaluate, AT&T and Verizon delayed their planned December 2021 5G C-band launch by six weeks and voluntarily committed to a series of temporary, precautionary measures, in addition to deferring turning on a limited number of towers around certain airports. On January 19, 2022, we launched 5G C-band services, subject to these voluntary temporary measures.

In recent years, the FCC took several actions to make spectrum available for 5G services, including the auction of 280 MHz of mid-band spectrum used for satellite service (the “C Band” auction) and 39 GHz band spectrum. AT&T obtained spectrum in these auctions (see “Other Business Matters”). The FCC also made 150 MHz of mid-band CBRS spectrum available, to be shared with Federal incumbents, which enjoy priority. In addition, the FCC recently completed Auction 110, in which AT&T won 40 MHz of spectrum nationwide at a cost of $9,079.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Pension and Postretirement Benefits Our actuarial estimates of retiree benefit expense and the associated significant weighted-average assumptions are discussed in Note 15. Our assumed weighted-average discount rates for pension and postretirement benefits of 3.00% and 2.80%, respectively, at December 31, 2021, reflect the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows for the obligations. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and neither callable, convertible nor index linked. For the year ended December 31, 2021, when compared to the year ended December 31, 2020, we increased our pension discount rate by 0.30%, resulting in a decrease in our pension plan benefit obligation of $1,645, and increased our postretirement discount rate by 0.40%, resulting in a decrease in our postretirement benefit obligation of $341.

Our expected long-term rate of return is 6.75% on pension plan assets and 4.50% on postretirement plan assets for 2022 and for 2021. Our expected return on plan assets is calculated using the actual fair value of plan assets. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2022 combined pension and postretirement cost to increase $272, which under our accounting policy would be adjusted to actual returns in the current year as part of our fourth-quarter remeasurement of our retiree benefit plans.

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

If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our plant in service would have resulted in a decrease of approximately $2,702 in our 2021 depreciation expense and that a one-year decrease would have resulted in an increase of approximately $3,700 in our 2021 depreciation expense. See Notes 7 and 8 for depreciation and amortization expense applicable to property, plant and equipment, including our finance lease right-of-use assets.

Asset Valuations and Impairments
Goodwill and other indefinite-lived intangible assets are not amortized but tested at least annually on October 1 for impairment. For impairment testing, we estimate fair values using models that predominantly rely on the expected cash flows to be derived from the reporting unit or use of the asset. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the book value may not be recoverable over the remaining life. Inputs underlying the expected cash flows include, but are not limited to, subscriber counts, revenues from subscriptions, advertising and content, revenue per user, capital investment and acquisition costs per subscriber, production and content costs, and ongoing operating costs. We based our assumptions on a combination of our historical results, trends, business plans and marketplace participant data.

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

AT&T Inc.
Dollars in millions except per share amounts
Effective January 1, 2021, we updated our reporting units to reflect changes in how WarnerMedia, an integrated content organization that distributes across various platforms, is managed and evaluated. With this operational change, the reporting unit is deemed to be the operating segment. The previous reporting units, Turner, Home Box Office, Warner Bros., and Xandr, and the new WarnerMedia reporting unit were tested for goodwill impairment on January 1, 2021, for which there was no impairment identified.

As of October 1, 2021, the calculated fair values of the reporting units exceeded their book values in all circumstances; however, the WarnerMedia segment fair value exceeded its book value by less than 10% with increased investment in content and distribution expenses affecting fair value. For all reporting units, if either the projected rate of long-term growth of cash flows or revenues declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair values would still be higher than the book value of the goodwill. In the event of a 10% drop in the fair values of the reporting units, the fair values still would have exceeded the book values of the reporting units. For the WarnerMedia reporting unit as of October 1, 2021, if the projected rate of longer-term growth of cash flows or revenues declined by 4.4%, or if the weighted average cost of capital increased by 0.6%, it would have resulted in impairment of the goodwill.

U.S. Wireless Licenses
The fair value of U.S. wireless licenses is assessed using a discounted cash flow model (the Greenfield Approach) and a qualitative collaborative market approach based on auction prices, depending upon auction activity. The Greenfield Approach assumes a company initially owns only the wireless licenses and makes investments required to build an operation comparable to current use. These licenses are tested annually for impairment on an aggregated basis, consistent with their use on a national scope for the United States. For impairment testing, we assume subscriber and revenue growth will trend up to projected levels, with a long-term growth rate reflecting expected long-term inflation trends. We assume churn rates will initially exceed our current experience but decline to rates that are in line with industry-leading churn. We used a discount rate of 9.25%, based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity for the licenses, to calculate the present value of the projected cash flows. If either the projected rate of long-term growth of cash flows or revenues declined by 0.5%, or if the discount rate increased by 0.5%, the fair values of these wireless licenses would still be higher than the book value of the licenses. The fair value of these wireless licenses exceeded their book values by more than 10%.

Other Finite-Lived Intangibles
Customer relationships, licenses in Mexico and other finite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the book value may not be recoverable over their remaining life. For this analysis, we compare the expected undiscounted future cash flows attributable to the asset to its book value. When the asset’s book value exceeds undiscounted future cash flows, an impairment is recorded to reduce the book value of the asset to its estimated fair value (see Notes 7 and 9).

Vrio Business
In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. Vrio was sold in November 2021, resulting in the release of the accumulated foreign currency translation adjustments from accumulated other comprehensive income. (See Notes 3, 7 and 9)

Income Taxes Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 14 and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or the final review of our tax returns by federal, state or foreign tax authorities.

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

New Accounting Standards

See Note 1 for discussion of recently issued or adopted accounting standards.

AT&T Inc.
Dollars in millions except per share amounts
OTHER BUSINESS MATTERS
Spectrum Auction On February 24, 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments for the clearing of Phase I spectrum and estimate that we will be responsible for an additional $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we are responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which $650 was paid in the fourth quarter of 2021.

On January 14, 2022, the FCC announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC an upfront deposit of $123 in the third quarter of 2021 and will pay the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We intend to fund the purchase price using cash and short-term investments.

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

WarnerMedia On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery, Inc. (Discovery). The agreement is structured as a Reverse Morris Trust transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend, an exchange offer, or a combination of both, followed by its combination with Discovery. The transaction is expected to be tax-free to AT&T and AT&T’s shareholders. AT&T will receive approximately $43,000 (subject to working capital and other adjustments) in a combination of cash, debt securities, and WarnerMedia’s retention of certain debt. AT&T’s shareholders will receive stock representing approximately 71% of the new company; Discovery shareholders will own approximately 29% of the new company.

On February 1, 2022, we announced that we will structure the distribution as a spin-off rather than an exchange offer. Upon closing of the transaction, each AT&T shareholder will receive, on a tax-free basis, an estimated 0.24 shares of the new company for each share of AT&T common stock held as of the record date for the pro rata distribution. The exact number of shares to be received by AT&T shareholders for each AT&T common share will be determined closer to the closing based on the number of shares of AT&T common stock outstanding and the number of shares of Discovery common stock outstanding on an as-converted and as-exercised basis. AT&T shareholders will continue to hold the same number of shares of AT&T common stock after the transaction closes.

The transaction is expected to close in the second quarter of 2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. No vote is required by AT&T shareholders. Upon close of the transaction, WarnerMedia will be deconsolidated.

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

AT&T Inc.
Dollars in millions except per share amounts

On September 20, 2021, we sold WarnerMedia’s mobile games app studio, Playdemic Ltd. for approximately $1,370 in cash and recognized a pre-tax gain of $706. Playdemic was excluded from the pending WarnerMedia/Discovery transaction.

On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr, our WarnerMedia advertising business that was not included in the WarnerMedia/Discovery transaction, to Microsoft, which is expected to close in 2022, subject to customary regulatory approvals.

Vrio On November 15, 2021, we sold our Latin America video operations, Vrio, to Grupo Werthein. In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. We retained our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.

Labor Contracts As of January 31, 2022, we employed approximately 203,000 persons. Approximately 37% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts included the following:
•A contract covering approximately 12,000 Mobility employees in 36 states and the District of Columbia is set to expire in February 2022.
•A contract covering approximately 6,000 wireline employees in five Midwest states that was set to expire in April 2022 was extended for a four-year period until April 2026.
•A contract covering approximately 3,000 MW IBEW employees is set to expire in June 2022.
•A contract covering approximately 2,000 AT&T Corp. employees nationwide that was set to expire in April 2022 was extended for a four-year period until April 2026.
•A contract covering approximately 170 Teamsters Alascom employees in Alaska is set to expire in February 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31,	2021	2020	2019
Cash provided by operating activities	$41,957	$43,130	$48,668
Cash used in investing activities	(32,089)	(13,548)	(16,690)
Cash provided by (used in) financing activities	1,578	(32,007)	(25,083)

At December 31,	2021	2020
Cash and cash equivalents	$21,169	$9,740
Total debt	177,354	157,245

We had $21,169 in cash and cash equivalents available at December 31, 2021. Cash and cash equivalents included cash of $5,204 and money market funds and other cash equivalents of $15,965. Approximately $2,706 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $11,429 since December 31, 2020. In 2021, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, the disposition of businesses, including our recently completed U.S. video business transaction, and issuance of long-term debt and commercial paper. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, investment in WarnerMedia content and dividends to stockholders.We maintain significant availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

AT&T Inc.
Dollars in millions except per share amounts
Our cash and debt management will be impacted by the WarnerMedia/Discovery transaction. During this time, we plan to maintain cash and cash equivalent balances above historical thresholds.

Refer to “Contractual Obligations” discussion below for additional information regarding our cash requirements, including payments required for Auction 110 which was completed in January 2022. We will make the remaining payment of $8,956 for Auction 110 spectrum in the first quarter of 2022, funded with cash and short-term investments.

Cash Provided by or Used in Operating Activities
During 2021, cash provided by operating activities was $41,957 compared to $43,130 in 2020, reflecting higher content investment and the separation of the U.S. video business, partially offset by higher receivable securitizations in 2021. Total cash paid for WarnerMedia’s content investment was $19,164 in 2021, an increase of $4,266 over 2020.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to improve cash from operating activities $25 in 2021 and $432 in 2020. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
During 2021, cash used in investing activities totaled $32,089, and consisted primarily of $16,527 (including interest during construction) for capital expenditures, and acquisitions of $25,453, which includes C-Band spectrum licenses won in Auction 107, associated capitalized interest, clearing and compensable relocation costs. Investing activities also included cash receipts of approximately $5,370 (excluding cash on hand and $1,800 of financing activities) from the separation of our Video business and $2,910 from the sale of Otter Media assets and Playdemic. In 2021, we received a return of investment of $1,323 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10).

On January 14, 2022, the FCC announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC an upfront deposit of $123 in the third quarter of 2021 and will pay the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We intend to fund the purchase price using cash and short-term investments. (See Note 6)

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. Vendor financing payments were $4,596 in 2021, compared to $2,966 in 2020. Capital expenditures in 2021 were $16,527, and when including $4,596 cash paid for vendor financing and excluding $515 of FirstNet reimbursements, gross capital investment was $21,638 ($1,934 higher than the prior year).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. In 2021, we placed $5,282 of equipment in service under vendor financing arrangements (compared to $4,664 in 2020) and approximately $750 of assets related to the FirstNet build (compared to $1,230 in 2020). Total reimbursements from the government for FirstNet were $865 for 2021 and $1,626 for 2020, predominantly for capital expenditures.

The amount of our capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. In 2022, we expect that our gross capital investment, which includes capital expenditures and cash paid for vendor financing, will be in the $24,000 range with capital expenditures in the $20,000 range.

Cash Used in or Provided by Financing Activities
In 2021, cash provided by financing activities totaled $1,578 and was comprised of debt issuances and repayments, payments of dividends, and vendor financing payments. We also paid approximately $459 in cash on the $1,800 note payable to DIRECTV (see Note 6 and Note 20).

AT&T Inc.
Dollars in millions except per share amounts
A tabular summary of our debt activity during 2021 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2021
Net commercial paper borrowings[1]	$7,072	$(513)	$(2)	$4	$6,561
Issuance of Notes and Debentures[2]:
U.S. dollar denominated global notes	$6,000	$—	$—	$—	$6,000
Initial average rate of 1.27%
Euro denominated global notes (converted to USD at issuance)	1,461	—	—	—	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350	—	—	—	7,350
BAML Bilateral Term Loan	2,000	—	—	—	2,000
Private financing	750	—	—	—	750
Other	636	—	835	—	1,471
Debt Issuances	$18,197	$—	$835	$—	$19,032

Repayments:
Private financing	$(649)	$—	$—	$—	$(649)
2.650% Euro denominated global notes due 2021	—	—	—	(1,349)	(1,349)
Other	(253)	(253)	(498)	(140)	(1,144)
Repayments of long-term debt	$(902)	$(253)	$(498)	$(1,489)	$(3,142)
[1]Includes $1,316 net issuance of commercial paper with original maturities of three months or less, $12,755 of commercial paper issued greater than 90 days and $7,510 of commercial paper repaid greater than 90 days.

[2] Includes credit agreement borrowing.

The weighted average interest rate of our long-term debt portfolio, including, credit agreement borrowings and the impact of derivatives, was approximately 3.8% as of December 31, 2021 and 4.1% as of December 31, 2020. We had $169,147 of total notes and debentures outstanding at December 31, 2021, which included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $41,249.

At December 31, 2021, we had $24,630 of debt maturing within one year, consisting of $6,586 of commercial paper borrowings, $10,100 of credit agreement borrowings, and $7,944 of long-term debt issuances.
During 2021, we paid $4,596 of cash under our vendor financing program, compared to $2,966 in 2020. Total vendor financing payables included in our December 31, 2021 consolidated balance sheet were approximately $5,000, with $3,950 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At December 31, 2021, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common shares and preferred shares of $15,068 in 2021, compared with $14,956 in 2020.

Dividends on common stock declared by our Board of Directors totaled $2.08 per share in both 2021 and 2020. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. On February 1, 2022, we announced that our Board of Directors approved an expected annual dividend level of $1.11 per share, or approximately $8,000 per year, following the close of the WarnerMedia/Discovery transaction.

Our 2022 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt, and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

AT&T Inc.
Dollars in millions except per share amounts
Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of December 31, 2021.

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan, and the remaining $7,350 of lenders’ commitments was terminated. As of December 31, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a $1,000 facility originally due December 31, 2021 (BAML Tranche A Facility) and subsequently extended to December 31, 2022 in the fourth quarter of 2021, and (ii) a $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At December 31, 2021, $2,000 was outstanding under these facilities.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023, a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of December 31, 2021, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover approximately 97% of our approximate $41,000 derivative portfolio, counterparties are still required to post collateral. During 2021, we posted approximately $770 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 13)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At December 31, 2021, our debt ratio was 49.1%, compared to 46.7% at December 31, 2020 and 44.7% at December 31, 2019. Our net debt ratio was 43.2% at December 31, 2021, compared to 43.8% at December 31, 2020 and 41.4% at December 31, 2019. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

A significant amount of our cash outflows is related to tax items, acquisition of spectrum through FCC auctions and benefits paid for current and former employees:
•Total taxes incurred, collected and remitted by AT&T during 2021 and 2020, were $21,739 and $21,967. These taxes include income, franchise, property, sales, excise, payroll, gross receipts and various other taxes and fees.
•Total domestic spectrum acquired primarily through FCC auctions, including cash, exchanged spectrum and auction deposits was approximately $25,400 in 2021, $2,800 in 2020 and $1,300 in 2019.
•Total health and welfare benefits provided to certain active and retired employees and their dependents totaled $3,617 in 2021 and $3,656 in 2020, with $1,163 paid from plan assets in 2021 compared to $1,029 in 2020. Of those benefits, $3,210 related to medical and prescription drug benefits in 2021 compared to $3,293 in 2020. In addition, in 2021, we prefunded $685 for future benefit payments versus $745 in 2020. We paid $5,942 of pension benefits out of plan assets in 2021 compared to $5,124 in 2020.

On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment with a subsidiary of Discovery. The transaction is anticipated to close in the second quarter of 2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. We expect to receive $43,000 (subject to working capital and other adjustments) in a combination of cash, debt securities, and WarnerMedia’s retention of certain debt. (See Note 6)

AT&T Inc.
Dollars in millions except per share amounts
On May 17, 2021, in anticipation of the separation of WarnerMedia business from us, Spinco entered into a $41,500 commitment letter (Bridge Loan). On June 4, 2021, Spinco entered into a $10,000 term loan credit agreement (Spinco Term Loan) consisting of (i) an 18 month $3,000 tranche (Tranche 1 Facility), and (ii) a 3 year $7,000 tranche (Tranche 2 Facility), with JPMorgan Chase Bank, N.A., as agent. In connection with the execution of the Spinco Term Loan, the aggregate commitment amount under the Bridge Loan was reduced to $31,500. No amounts were outstanding as of December 31, 2021.

Contractual Obligations
Our contractual obligations as of December 31, 2021, and the estimated timing of payment, are in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[1]	$181,449	$18,185	$19,301	$17,041	$126,922
Interest payments on long-term debt[2]	117,454	6,710	12,624	11,400	86,720
Purchase obligations[3]	77,621	28,860	24,585	11,636	12,540
Operating lease obligations[4]	29,852	4,922	8,472	5,772	10,686
FirstNet sustainability payments[5]	17,400	195	390	1,785	15,030
Unrecognized tax benefits[6]	10,108	268	—	—	9,840
Other finance obligations[7]	12,724	4,635	2,414	1,524	4,151
Note payable to DIRECTV	1,341	1,245	96	—	—
Total Contractual Obligations	$447,949	$65,020	$67,882	$49,158	$265,889
1Represents principal or payoff amounts of notes, debentures and credit agreement borrowings at maturity or, for puttable debt, the next put opportunity (see Note 12). Foreign debt includes the impact from hedges, when applicable.
2Includes credit agreement borrowings.
3We expect to fund the purchase obligations with cash provided by operations or through incremental borrowings. Consists of commitments primarily related to network programming at WarnerMedia, spectrum acquisitions and other commercial commitments. The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. (See Note 22)
4Represents operating lease payments (see Note 8).
5Represents contractual commitment to make sustainability payments over the 25-year contract. These sustainability payments represent our commitment to fund FirstNet’s operating expenses and future reinvestment in the network, which we own and operate. FirstNet has a statutory requirement to reinvest funds that exceed the agency’s operating expenses, which we anticipate to be $15,000. (See Note 21)
6The noncurrent portion of the UTBs is included in the “More than 5 Years” column, as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time (see Note 14).
7Represents future minimum payments under the Crown Castle and other arrangements (see Note 19), payables subject to extended payment terms (see Note 23) and finance lease payments (see Note 8).

Certain items were excluded from this table, as the year of payment is unknown and could not be reliably estimated since past trends were not deemed to be an indicator of future payment, we believe the obligations are immaterial or because the settlement of the obligation will not require the use of cash. These items include: deferred income tax liability of $65,226 (see Note 14); net postemployment benefit obligations of $13,927 (including current portion); and other noncurrent liabilities of $13,409.

Contractual obligations at December 31, 2021 include approximately $36,912 of commitments related to our WarnerMedia segment, which we have entered into an agreement to combine with Discovery (see Note 6).

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

AT&T Inc.
Dollars in millions except per share amounts
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

We had no interest rate swaps and no interest rate locks at December 31, 2021.

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

Through cross-currency swaps, most of our foreign-denominated debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance, removing interest rate and foreign currency exchange risk associated with the underlying interest and principal payments. We expect gains or losses in our cross-currency swaps to offset the gains and losses in the financial instruments they hedge. We had cross-currency swaps with a notional value of $40,737 and a fair value of $(2,959) outstanding at December 31, 2021.

For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. We had foreign exchange forward contracts with a notional value of $30 and a fair value of $(33) outstanding at December 31, 2021.

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

AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2021, the company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the company’s internal control over financial reporting.

/s/John T. Stankey	/s/Pascal Desroches .
John T. Stankey	Pascal Desroches
Chief Executive Officer and President	Senior Executive Vice President and Chief Financial Officer

AT&T Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AT&T Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

Discount rates used in determining pension and postretirement benefit obligations

Description of the Matter	At December 31, 2021, the Company’s pension benefit obligation was $57,212 million and exceeded the fair value of defined benefit pension plan assets of $54,401 million, resulting in an unfunded benefit obligation of $2,811 million. Additionally, at December 31, 2021, the Company’s postretirement benefit obligation was $12,552 million and exceeded the fair value of postretirement plan assets of $3,198 million, resulting in an unfunded benefit obligation of $9,354 million. As explained in Note 15 to the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event. The Company determines the discount rates used to measure the obligations based on the development of a yield curve using high-quality corporate bonds selected to yield cash flows that correspond to the expected timing and amount of the expected future benefit payments.

AT&T Inc.

Auditing the defined benefit pension and postretirement benefit obligations was complex due to the judgmental nature of the actuarial assumptions made by management, primarily the discount rate, used in the Company’s measurement process. The discount rate has a significant effect on the measurement of the defined benefit pension and postretirement benefit obligations, and auditing the discount rate was complex because it required an evaluation of the credit quality of the corporate bonds used to develop the discount rate and the correlation of those bonds’ cash inflows to the timing and amount of future expected benefit payments.

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

Evaluation of goodwill for impairment

Description of the Matter	At December 31, 2021, the Company’s goodwill balance was $133,223 million. As discussed in Note 1 to the consolidated financial statements, reporting unit goodwill is tested at least annually for impairment. Estimating fair values in connection with these impairment evaluations involves the utilization of discounted cash flow models and market multiples valuation approaches.

Auditing management’s annual goodwill impairment test for the reporting units was complex because the estimation of fair values involves subjective management assumptions, such as estimates of the projected rates of discrete and long-term growth of cash flows and weighted average cost of capital. These assumptions are forward-looking and could be affected by shifts in the evolving market landscape. Changes in these assumptions can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment evaluation processes. Our procedures included testing controls over management’s review of the valuation models and the significant assumptions described above.

Our audit procedures to test management’s impairment evaluations included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. For example, we compared the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry. Where appropriate, we evaluated whether changes to the Company’s business model, customer base and other factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in performing our audit procedures to test the estimated fair values of the Company’s reporting units.

AT&T Inc.

Accounting for the investment in DIRECTV

Description of the Matter
As discussed in Notes 6 and 10, on July 31, 2021, the Company closed on a transaction with TPG to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). In connection with the transaction, the Company contributed its U.S. Video business unit to DIRECTV for $4,250 million of junior preferred units, an additional distribution preference of $4,200 million and a 70% economic interest in common units. DIRECTV was considered a variable interest entity for accounting purposes. The Company concluded that it was not the primary beneficiary and accordingly deconsolidated DIRECTV and accounted for its investment under the equity method of accounting. The initial fair value of the Company’s investment in DIRECTV on July 31, 2021 was $6,852 million, which was determined using a discounted cash flow model, reflecting distribution rights and preference of the individual instruments.

Auditing management’s application of the variable interest entity consolidation model to this transaction, and its initial estimate of the fair value of the Company’s investment in DIRECTV, required significant judgment. In particular, management’s assessment of whether the Company is the primary beneficiary under the variable interest model required significant judgment to determine the activities of the investee that most significantly impact the investee’s economics, and management applied significant judgment in determining and applying the valuation model used to estimate the initial fair value of the Company’s investment in DIRECTV.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s application of the variable interest entity consolidation model, including the identification of the activities that most significantly impact DIRECTV’s economics, and its selection and application of the model used to estimate the initial fair value of the Company’s investment in DIRECTV.

Our audit procedures to test the appropriateness of management’s application of the variable interest entity consolidation model to the DIRECTV transaction included, among others, evaluating the design and purpose of the variable interest entity, and assessing the terms of the arrangement, that were relevant to the evaluation of DIRECTV’s significant activities. Our procedures to test the valuation of AT&T’s investment in DIRECTV included, among others, involving our valuation specialists in assessing the reasonableness of the selected valuation methodology, performing an independent calculation, and performing sensitivity analysis for certain assumptions in the model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Dallas, Texas
February 16, 2022

AT&T Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on Internal Control Over Financial Reporting
We have audited AT&T Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AT&T Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 16, 2022

AT&T Inc.
Dollars in millions except per share amounts
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
	2021	2020	2019
Operating Revenues
Service	$146,391	$152,767	$163,499
Equipment	22,473	18,993	17,694
Total operating revenues	168,864	171,760	181,193

Operating Expenses
Cost of revenues
Equipment	23,778	19,706	18,653
Broadcast, programming and operations	24,797	27,305	31,132
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	31,232	32,909	34,356
Selling, general and administrative	37,944	38,039	39,422
Asset impairments and abandonments	4,904	18,880	1,458
Depreciation and amortization	22,862	28,516	28,217
Total operating expenses	145,517	165,355	153,238
Operating Income	23,347	6,405	27,955

Other Income (Expense)
Interest expense	(6,884)	(7,925)	(8,422)
Equity in net income of affiliates	631	95	6
Other income (expense) – net	9,853	(1,431)	(1,071)
Total other income (expense)	3,600	(9,261)	(9,487)
Income (Loss) Before Income Taxes	26,947	(2,856)	18,468
Income tax expense	5,468	965	3,493
Net Income (Loss)	21,479	(3,821)	14,975
Less: Net Income Attributable to Noncontrolling Interest	(1,398)	(1,355)	(1,072)
Net Income (Loss) Attributable to AT&T	$20,081	$(5,176)	$13,903
Less: Preferred Stock Dividends	(207)	(193)	(3)
Net Income (Loss) Attributable to Common Stock	$19,874	$(5,369)	$13,900

Basic Earnings Per Share Attributable to Common Stock	$2.77	$(0.75)	$1.90
Diluted Earnings Per Share Attributable to Common Stock	$2.76	$(0.75)	$1.89
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Comprehensive Income
	2021	2020	2019

Net income (loss)	$21,479	$(3,821)	$14,975
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment (includes $(2), $(59) and $(9) attributable to noncontrolling interest), net of taxes of $(44), $(42) and $18	(127)	(929)	19
Reclassification adjustment included in net income (loss), net of taxes of $204, $0 and $0	2,087	—	—
Securities:
Net unrealized gains (losses), net of taxes of $(21), $27 and $17	(63)	78	50
Reclassification adjustment included in net income (loss), net of taxes of $(1), $(5) and $0	(3)	(15)	—
Derivative Instruments:
Net unrealized gains (losses), net of taxes of $(192), $(212) and $(240)	(715)	(811)	(900)
Reclassification adjustment included in net income (loss), net of taxes of $19, $18 and $12	72	69	45
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $(8), $735 and $1,134	(34)	2,250	3,457
Amortization of net prior service credit included in net income (loss), net of taxes of $(660), $(601) and $(475)	(2,020)	(1,841)	(1,459)
Other comprehensive income (loss)	(803)	(1,199)	1,212
Total comprehensive income (loss)	20,676	(5,020)	16,187
Less: Total comprehensive income attributable to noncontrolling interest	(1,396)	(1,296)	(1,063)
Total Comprehensive Income (Loss) Attributable to AT&T	$19,280	$(6,316)	$15,124
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Balance Sheets
	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$21,169	$9,740
Accounts receivable – net of related allowance for credit loss of $771 and $1,221	17,571	20,215
Inventories	3,464	3,695
Prepaid and other current assets	17,793	18,358
Total current assets	59,997	52,008
Noncurrent Inventories and Theatrical Film and Television Production Costs	18,983	14,752
Property, Plant and Equipment – Net	125,904	127,315
Goodwill	133,223	135,259
Licenses – Net	113,830	93,840
Trademarks and Trade Names – Net	21,938	23,297
Distribution Networks – Net	11,942	13,793
Other Intangible Assets – Net	11,783	15,386
Investments in and Advances to Equity Affiliates	7,274	1,780
Operating Lease Right-Of-Use Assets	24,180	24,714
Other Assets	22,568	23,617
Total Assets	$551,622	$525,761
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$24,630	$3,470
Note payable to DIRECTV	1,245	—
Accounts payable and accrued liabilities	50,661	50,051
Advanced billings and customer deposits	5,303	6,176
Dividends payable	3,749	3,741
Total current liabilities	85,588	63,438
Long-Term Debt	152,724	153,775
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	65,226	60,472
Postemployment benefit obligation	12,649	18,276
Operating lease liabilities	21,261	22,202
Other noncurrent liabilities	30,223	28,358
Noncurrent portion of note payable to DIRECTV	96	—
Total deferred credits and other noncurrent liabilities	129,455	129,308
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at December 31, 2021 and December 31, 2020):
Series A (48,000 issued and outstanding at December 31, 2021 and December 31, 2020)	—	—
Series B (20,000 issued and outstanding at December 31, 2021 and December 31, 2020)	—	—
Series C (70,000 issued and outstanding at December 31, 2021 and December 31, 2020)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at December 31, 2021 and December 31, 2020: issued 7,620,748,598 at December 31, 2021 and December 31, 2020)	7,621	7,621
Additional paid-in capital	130,112	130,175
Retained earnings	42,350	37,457
Treasury stock (479,684,705 at December 31, 2021 and 494,826,583 at December 31, 2020, at cost)	(17,280)	(17,910)
Accumulated other comprehensive income	3,529	4,330
Noncontrolling interest	17,523	17,567
Total stockholders’ equity	183,855	179,240
Total Liabilities and Stockholders’ Equity	$551,622	$525,761
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Cash Flows
	2021	2020	2019
Operating Activities
Net income (loss)	$21,479	$(3,821)	$14,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,862	28,516	28,217
Amortization of film and television costs	11,006	8,603	9,587
Distributed (undistributed) earnings from investments in equity affiliates	184	38	295
Provision for uncollectible accounts	1,240	1,972	2,575
Deferred income tax expense	5,246	1,675	1,806
Net (gain) loss on investments, net of impairments	(927)	(742)	(1,218)
Pension and postretirement benefit expense (credit)	(3,848)	(2,992)	(2,002)
Actuarial (gain) loss on pension and postretirement benefits	(4,140)	4,169	5,171
Asset impairments and abandonments	4,904	18,880	1,458
Changes in operating assets and liabilities:
Receivables	(634)	2,216	2,812
Other current assets, inventories and theatrical film and television production costs	(16,472)	(13,070)	(12,852)
Accounts payable and other accrued liabilities	1,636	(1,410)	(1,524)
Equipment installment receivables and related sales	(265)	(1,429)	548
Deferred customer contract acquisition and fulfillment costs	52	376	(910)
Postretirement claims and contributions	(822)	(985)	(1,008)
Other – net	456	1,134	738
Total adjustments	20,478	46,951	33,693
Net Cash Provided by Operating Activities	41,957	43,130	48,668
Investing Activities
Capital expenditures	(16,527)	(15,675)	(19,635)
Acquisitions, net of cash acquired	(25,453)	(1,851)	(1,809)
Dispositions	8,740	3,641	4,684
Distributions from DIRECTV in excess of cumulative equity in earnings	1,323	—	—
Other – net	(172)	337	70
Net Cash Used in Investing Activities	(32,089)	(13,548)	(16,690)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	1,316	(17)	(276)
Issuance of other short-term borrowings	21,856	9,440	4,012
Repayment of other short-term borrowings	(7,510)	(9,467)	(6,904)
Issuance of long-term debt	9,931	31,988	17,039
Repayment of long-term debt	(3,142)	(39,964)	(27,592)
Note payable to DIRECTV, net of payments of $459	1,341	—	—
Payment of vendor financing	(4,596)	(2,966)	(3,050)
Issuance of preferred stock	—	3,869	1,164
Purchase of treasury stock	(202)	(5,498)	(2,417)
Issuance of treasury stock	96	105	631
Issuance of preferred interests in subsidiaries	—	1,979	7,876
Redemption of preferred interest in subsidiary	—	(1,950)	—
Dividends paid	(15,068)	(14,956)	(14,888)
Other – net	(2,444)	(4,570)	(678)
Net Cash Provided by (Used in) Financing Activities	1,578	(32,007)	(25,083)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,446	(2,425)	6,895
Cash and cash equivalents and restricted cash beginning of year	9,870	12,295	5,400
Cash and Cash Equivalents and Restricted Cash End of Year	$21,316	$9,870	$12,295
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock – Series A
Balance at beginning of year	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series B
Balance at beginning of year	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series C
Balance at beginning of year	—	$—	—	$—	—	$—
Issuance of stock	—	—	—	—	—	—
Balance at end of year	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Issuance of stock	—	—	—	—	—	—
Balance at end of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$130,175		$126,279		$125,525
Repurchase and acquisition of common stock		—		67		—
Issuance of preferred stock		—		3,869		1,164
Issuance of treasury stock		(76)		(62)		(125)
Share-based payments		13		18		(271)
Changes related to acquisition of interests held by noncontrolling owners		—		4		(14)
Balance at end of year		$130,112		$130,175		$126,279
Retained Earnings
Balance at beginning of year		$37,457		$57,936		$58,753
Cumulative effect of accounting changes and other adjustments		—		(293)		316
Adjusted beginning balance		37,457		57,643		59,069
Net income (loss) attributable to AT&T		20,081		(5,176)		13,903
Preferred stock dividends		(224)		(139)		(8)
Common stock dividends ($2.08, $2.08, and $2.05 per share)		(14,964)		(14,871)		(15,028)
Balance at end of year		$42,350		$37,457		$57,936
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity - continued
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(495)	$(17,910)	(366)	$(13,085)	(339)	$(12,059)
Repurchase and acquisition of common stock	(8)	(237)	(150)	(5,631)	(67)	(2,492)
Issuance of treasury stock	23	867	21	806	40	1,466
Balance at end of year	(480)	$(17,280)	(495)	$(17,910)	(366)	$(13,085)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$4,330		$5,470		$4,249
Other comprehensive income (loss) attributable to AT&T		(801)		(1,140)		1,221
Balance at end of year		$3,529		$4,330		$5,470
Noncontrolling Interest:
Balance at beginning of year		$17,567		$17,713		$9,795
Cumulative effect of accounting changes and other adjustments		—		(7)		29
Adjusted beginning balance		17,567		17,706		9,824
Net income attributable to noncontrolling interest		1,398		1,355		1,072
Issuance and acquisition of noncontrolling owners		7		1,979		7,881
Redemption of noncontrolling interest		—		(1,950)		—
Distributions		(1,447)		(1,464)		(1,055)
Translation adjustments attributable to noncontrolling interest, net of taxes		(2)		(59)		(9)
Balance at end of year		$17,523		$17,567		$17,713
Total Stockholders’ Equity at beginning of year		$179,240		$201,934		$193,884
Total Stockholders’ Equity at end of year		$183,855		$179,240		$201,934
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

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated and deconsolidated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method (see Notes 6 and 10). On November 15, 2021, we sold our Latin America video operations, Vrio, to Grupo Werthein (see Note 6).

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including other estimates of probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior-period amounts have been conformed to the current period’s presentation.

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

AT&T Inc.
Dollars in millions except per share amounts
The adoption of ASC 842 resulted in the recognition of an operating lease liability of $22,121 and an operating right-of-use asset of the same amount. Existing prepaid and deferred rent accruals were recorded as an offset to the right-of-use asset, resulting in a net asset of $20,960. The cumulative effect of the adoption to retained earnings was an increase of $316 reflecting the reclassification of deferred gains related to sale/leaseback transactions. The standard did not materially impact our income statements or statements of cash flows, and had no impact on our covenant compliance under our current debt agreements.

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

As of January 1, 2021, we adopted, with modified retrospective application, the FASB’s ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (ASU 2019-12), which is expected to simplify income tax accounting requirements in areas deemed costly and complex. ASU 2019-12 did not have a material impact on our financial statements.

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying amounts approximate fair value. At December 31, 2021, we held $5,204 in cash and $15,965 in money market funds and other cash equivalents. Of our total cash and cash equivalents, $2,706 resided in foreign jurisdictions, some of which is subject to restrictions on repatriation.

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

Inventories Inventories primarily consist of wireless devices and accessories and are valued at the lower of cost or net realizable value.

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

AT&T Inc.
Dollars in millions except per share amounts
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

AT&T Inc.
Dollars in millions except per share amounts
Property, plant and equipment is reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. (See Note 7)

The liability for the fair value of an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life.

Software Costs We capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in “Property, Plant and Equipment – Net” on our consolidated balance sheets. In addition, there is certain network software that allows the equipment to provide the features and functions unique to the AT&T network, which we include in the cost of the equipment categories for financial reporting purposes.

We amortize our capitalized software costs over a three-year to seven-year period, reflecting the estimated period during which these assets will remain in service.

Goodwill and Other Intangible Assets We have the following major classes of intangible assets: goodwill; licenses, which include Federal Communications Commission (FCC) and other wireless licenses; distribution networks; film and television libraries; intellectual properties and franchises; trademarks and trade names; customer lists; and various other finite-lived intangible assets (see Note 9).

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

We amortize our wireless licenses in Mexico over their average remaining economic life of 25 years.

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

Intangible assets that have finite useful lives are amortized over their estimated useful lives (see Note 9). As of January 1, 2020, on a prospective basis, orbital slots were amortized using the sum-of-the-months-digits method of amortization over their average remaining economic life (ceased in 2021 in conjunction with the transfer of the orbital slots as part of the DIRECTV transaction). Customer lists and relationships are amortized using primarily the sum-of-the-months-digits method of amortization over the period in which those relationships are expected to contribute to our future cash flows. Finite-lived trademarks and trade names and distribution networks are amortized using the straight-line method over the estimated useful life of the assets. Film library is amortized using the film forecast computation method, as previously disclosed. The remaining finite-lived intangible assets are generally amortized using the straight-line method. These assets, along with other long-lived assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable (see Note 6).

Advertising Costs We expense advertising costs for products and services or for promoting our corporate image as incurred (see Note 23).

AT&T Inc.
Dollars in millions except per share amounts

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

New Accounting Standards

Reference Rate Reform In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04, as amended), which provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. ASU 2020-04 applies to contracts, hedging relationships, certain derivatives and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. ASU 2020-04, as amended, became effective immediately. We do not believe our adoption of ASU 2020-04, including optional expedients, will materially impact our financial statements.

Convertible Instruments Beginning with 2022 interim reporting, we will adopt ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 eliminated certain separation models regarding cash conversion and beneficial conversion features to simplify reporting for convertible instruments as a single liability or equity, with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. While our intent is to settle the Mobility II preferred interests in cash (see Note 17), settlement of this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility II preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period. We are currently evaluating our adoption method and the impact on our financial statements, as our recent decision (February 2022) on methodology of distribution to AT&T’s shareholders (i.e., pro rata dividend) for the pending WarnerMedia transaction could affect the impact of ASU 2020-06 on our financial statements (see Note 6).

Government Assistance In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10), which requires annual disclosures, in the notes to the financial statements, about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. The annual disclosures include terms and conditions, accounting treatment and impacted financial statement lines reflecting the impact of the transactions. ASU 2021-10 will be effective for annual reporting periods beginning after December 15, 2021, under prospective or retrospective application for all in scope government transactions in the financial statements as of our adoption date or thereafter. We are evaluating the disclosure impacts of our adoption of ASU 2021-10.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

Year Ended December 31,	2021	2020	2019
Numerators
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Common Stock	$19,874	$(5,369)	$13,900
Dilutive potential common shares:
Share-based payment[1]	22	23	21
Numerator for diluted earnings per share	$19,896	$(5,346)	$13,921
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,168	7,157	7,319
Dilutive potential common shares:
Share-based payment (in shares)[1]	31	26	29
Denominator for diluted earnings per share	7,199	7,183	7,348
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

Upon adoption of ASU 2020-06, the ability to settle our Mobility II preferred interests in stock will be reflected in our diluted earnings per share calculation. The numerator will include an adjustment to add back to income the distributions on the Mobility II preferred interests of $140 per quarter, or $560 annually. The denominator will include the potential issuance of AT&T common stock to settle the 320 million Mobility II preferred interests outstanding. (See Note 1)

AT&T Inc.
Dollars in millions except per share amounts
NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)		$(2)		$818		$6,517		$4,249
Other comprehensive income (loss) before reclassifications	28		50		(900)		3,457		2,635
Amounts reclassified from accumulated OCI	—	1	—	1	45	2	(1,459)	3	(1,414)
Net other comprehensive income (loss)	28		50		(855)		1,998		1,221
Balance as of December 31, 2019	(3,056)		48		(37)		8,515		5,470
Other comprehensive income (loss) before reclassifications	(870)		78		(811)		2,250		647
Amounts reclassified from accumulated OCI	—	1	(15)	1	69	2	(1,841)	3	(1,787)
Net other comprehensive income (loss)	(870)		63		(742)		409		(1,140)
Balance as of December 31, 2020	(3,926)		111		(779)		8,924		4,330
Other comprehensive income (loss) before reclassifications	(125)		(63)		(715)		(34)		(937)
Amounts reclassified from accumulated OCI	2,087	1,4	(3)	1	72	2	(2,020)	3	136
Net other comprehensive income (loss)	1,962		(66)		(643)		(2,054)		(801)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
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
[4]Represents unrealized foreign currency translation adjustments at Vrio that were released upon sale. (See Note 6)

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

AT&T Inc.
Dollars in millions except per share amounts
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
The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising and Otter Media Holdings (Otter Media). We disposed of substantially all Otter Media assets in the third quarter of 2021 (see Note 6).
On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery Inc. (See Note 6)

On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr to Microsoft Corporation (Microsoft) (see Note 6). We applied held-for-sale accounting for Xandr as of December 31, 2021, and continue to present the Xandr results within the WarnerMedia segment consistent with how performance was assessed and resource allocation decision were made through December 31, 2021.

The Latin America segment provides wireless services and equipment in Mexico, and prior to the November 2021 disposition of Vrio, video services in Latin America and the Caribbean. We applied held-for-sale accounting to Vrio as of June 30, 2021 and continued to present the Vrio results within the Latin America segment consistent with how performance was assessed and resource allocation decisions were made until the transaction closed.
Corporate and Other reconciles our segment results to consolidated operating income and income before income taxes, and includes:
•Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, and (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated “Other income (expense) – net.” Costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV under transition service agreements, are reported in Corporate following the transaction through 2022, to maintain comparability of our operating segment results, and while operational plans and continued cost reduction initiatives are implemented.
•Video, which consists of our former U.S. video operations that were contributed to DIRECTV on July 31, 2021 and also includes our share of DIRECTV’s earnings as equity in net income of affiliates (see Note 10).
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
•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Video and Vrio prior to separation, and (2) includes adjustments for our reporting of the advertising business.
“Interest expense” and “Other income (expense) – net” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Operating Contribution
Communications
Mobility	$78,254	$46,820	$31,434	$8,122	$23,312	$—	$23,312
Business Wireline	23,937	14,755	9,182	5,192	3,990	—	3,990
Consumer Wireline	12,539	8,467	4,072	3,095	977	—	977
Total Communications	114,730	70,042	44,688	16,409	28,279	—	28,279
WarnerMedia	35,632	27,737	7,895	656	7,239	38	7,277
Latin America
Mexico	2,747	2,652	95	605	(510)	—	(510)
Vrio	2,607	2,302	305	231	74	6	80
Total Latin America	5,354	4,954	400	836	(436)	6	(430)
Segment Total	155,716	102,733	52,983	17,901	35,082	$44	$35,126
Corporate and Other
Corporate[1]	1,264	4,805	(3,541)	372	(3,913)	(32)	(3,945)
Video	15,513	12,666	2,847	356	2,491	619	3,110
Acquisition-related items	—	299	(299)	4,233	(4,532)	—	(4,532)
Certain significant items	—	4,961	(4,961)	—	(4,961)	—	(4,961)
Eliminations and consolidations	(3,629)	(2,809)	(820)	—	(820)	—	(820)
AT&T Inc.	$168,864	$122,655	$46,209	$22,862	$23,347	$631	$23,978
[1]Includes $2,680 for the reclassification of prior service credit amortization and approximately $200 of retained operation and support costs and $240 of depreciation expense previously allocated to Video, net of reimbursements.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Operating Contribution
Communications
Mobility	$72,564	$42,106	$30,458	$8,086	$22,372	$—	$22,372
Business Wireline	25,083	15,303	9,780	5,216	4,564	—	4,564
Consumer Wireline	12,318	8,027	4,291	2,914	1,377	—	1,377
Total Communications	109,965	65,436	44,529	16,216	28,313	—	28,313
WarnerMedia	30,442	21,579	8,863	671	8,192	18	8,210
Latin America
Mexico	2,562	2,636	(74)	513	(587)	—	(587)
Vrio	3,154	2,800	354	520	(166)	24	(142)
Total Latin America	5,716	5,436	280	1,033	(753)	24	(729)
Segment Total	146,123	92,451	53,672	17,920	35,752	$42	$35,794
Corporate and Other
Corporate[1]	2,207	4,205	(1,998)	310	(2,308)	53	(2,255)
Video	28,610	24,174	4,436	2,262	2,174	—	2,174
Acquisition-related items	—	468	(468)	8,012	(8,480)	—	(8,480)
Certain significant items	—	19,156	(19,156)	14	(19,170)	—	(19,170)
Eliminations and consolidations	(5,180)	(3,615)	(1,565)	(2)	(1,563)	—	(1,563)
AT&T Inc.	$171,760	$136,839	$34,921	$28,516	$6,405	$95	$6,500
[1]Includes $2,442 for the reclassification of prior service credit amortization.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Operating Contribution
Communications
Mobility	$71,056	$40,681	$30,375	$8,054	$22,321	$—	$22,321
Business Wireline	25,901	15,839	10,062	4,925	5,137	—	5,137
Consumer Wireline	13,012	7,775	5,237	2,880	2,357	—	2,357
Total Communications	109,969	64,295	45,674	15,859	29,815	—	29,815
WarnerMedia	35,259	24,172	11,087	589	10,498	161	10,659
Latin America
Mexico	2,869	3,085	(216)	502	(718)	—	(718)
Vrio	4,094	3,378	716	660	56	27	83
Total Latin America	6,963	6,463	500	1,162	(662)	27	(635)
Segment Total	152,191	94,930	57,261	17,610	39,651	$188	$39,839
Corporate and Other
Corporate[1]	2,203	3,509	(1,306)	645	(1,951)	(182)	(2,133)
Video	32,124	27,275	4,849	2,461	2,388	—	2,388
Acquisition-related items	(72)	960	(1,032)	7,460	(8,492)	—	(8,492)
Certain significant items	—	2,082	(2,082)	43	(2,125)	—	(2,125)
Eliminations and consolidations	(5,253)	(3,735)	(1,518)	(2)	(1,516)	—	(1,516)
AT&T Inc.	$181,193	$125,021	$56,172	$28,217	$27,955	$6	$27,961
[1]Includes $1,934 for the reclassification of prior service credit amortization.

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of operating income (loss) to “Income (Loss) Before Income Taxes” reported in our consolidated statements of income:

	2021	2020	2019
Communications	$28,279	$28,313	$29,815
WarnerMedia	7,277	8,210	10,659
Latin America	(430)	(729)	(635)
Segment Contribution	35,126	35,794	39,839
Reconciling Items:
Corporate and Other	(3,913)	(2,308)	(1,951)
Video	2,491	2,174	2,388
Merger costs	(299)	(468)	(1,032)
Amortization of intangibles acquired	(4,233)	(8,012)	(7,460)
Asset impairments and abandonments	(4,904)	(18,880)	(1,458)
Gain on spectrum transaction[1]	—	900	—
Employee separation charges and benefit-related losses	(57)	(1,177)	(624)
Other noncash charges (credits), net	—	(13)	(43)
Segment equity in net income of affiliates	(44)	(42)	(188)
Eliminations and consolidations	(820)	(1,563)	(1,516)
AT&T Operating Income	23,347	6,405	27,955
Interest Expense	6,884	7,925	8,422
Equity in net income of affiliates	631	95	6
Other income (expense) – net	9,853	(1,431)	(1,071)
Income (Loss) Before Income Taxes	$26,947	$(2,856)	$18,468
[1] Included as a reduction of “Selling, general and administrative expenses” in the consolidated statements of income.

The following table sets forth revenues earned from customers, and property, plant and equipment located in different geographic areas:

	2021		2020		2019
	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment
United States	$151,631	$120,924	$155,899	$121,208	$161,689	$122,567
Europe	6,079	1,106	5,387	1,152	6,536	1,854
Mexico	3,043	3,462	2,862	3,530	3,198	3,648
Brazil	1,486	20	1,807	694	2,797	1,057
All other Latin America	3,118	115	2,679	485	3,219	544
Asia/Pacific Rim	2,637	240	2,322	203	2,793	390
Other	870	37	804	43	961	68
Total	$168,864	$125,904	$171,760	$127,315	$181,193	$130,128

AT&T Inc.
Dollars in millions except per share amounts
The following tables present intersegment revenues, assets, investments in equity affiliates and capital expenditures by segment:

Intersegment Reconciliation
	2021	2020	2019
Intersegment revenues
Communications	$11	$11	$26
WarnerMedia	2,573	3,183	3,318
Latin America	—	—	—
Total Intersegment Revenues	2,584	3,194	3,344
Consolidations	1,045	1,986	1,909
Eliminations and consolidations	$3,629	$5,180	$5,253

At or for the years ended December 31,	2021			2020
	Assets	Investments in Equity Method Investees	Capital Expenditures	Assets	Investments in Equity Method Investees	Capital Expenditures
Communications	$494,063	$—	$14,860	$506,102	$—	$14,107
WarnerMedia	154,369	1,122	764	148,037	1,123	699
Latin America	8,874	—	580	15,811	590	708
Corporate and eliminations	(105,684)	6,152	323	(144,189)	67	161
Total	$551,622	$7,274	$16,527	$525,761	$1,780	$15,675

NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. No customer accounted for more than 10% of consolidated revenues in 2021, 2020 or 2019.

Wireless, Advanced Data, Legacy Voice & Data Services and Equipment Revenue
We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements).

Examples of service revenues include wireless, strategic services (e.g., virtual private network service), and legacy voice and data (e.g., traditional local and long-distance). These services represent a series of distinct services that is considered a separate performance obligation. Service revenue is recognized when services are provided, based upon either usage (e.g., minutes of traffic/bytes of data processed) or period of time (e.g., monthly service fees).

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

We offer the majority of our customers the option to purchase certain wireless devices in installments over a specified period of time, and, in many cases, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. For customers that elect these equipment installment payment programs, at the point of sale, we recognize revenue for the entire amount of revenue allocated to the customer receivable net of fair value of the trade-in right guarantee. The difference between the revenue recognized and the consideration received is recorded as a note receivable when the devices are not discounted and our right to consideration is unconditional. When installment sales include promotional discounts (e.g., “buy one get one free” or equipment discounts with trade-in of a device), the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

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

Revenue Categories

The following tables set forth reported revenue by category and by business unit:

For the year ended December 31, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$57,260	$—	$—	$—	$1,834	$74	$—	$59,168
Video service	—	—	—	—	2,607	14,514	—	17,121
Business service	—	23,224	—	—	—	70	—	23,294
Broadband	—	—	9,085	—	—	—	—	9,085
Subscription	—	—	—	15,596	—	—	—	13,133
DTC (HBO Max)[1]	—	—	—	—	—	—	(1,051)
Other[2]	—	—	—	—	—	—	(1,412)
Content	—	—	—	15,621	—	—	—	12,622
DTC (HBO Max)[3]	—	—	—	(1,923)	—	—	—
Other[3]	—	—	—	(1,076)	—	—	—
Advertising	330	—	—	6,522	—	909	(909)	6,852
Legacy voice and data	—	—	1,977	—	—	429	—	2,406
Other	—	—	1,384	892	—	691	(257)	2,710
Total Service	57,590	23,224	12,446	35,632	4,441	16,687	(3,629)	146,391
Equipment	20,664	713	93	—	913	90	—	22,473
Total	$78,254	$23,937	$12,539	$35,632	$5,354	$16,777	$(3,629)	$168,864
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($698 with Mobility and $353 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia prior to August 1, 2021 (see Note 20).
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$55,251	$—	$—	$—	$1,656	$528	$—	$57,435
Video service	—	—	—	—	3,154	26,747	—	29,901
Business service	—	24,313	—	—	—	321	—	24,634
Broadband	—	—	8,534	—	—	—	—	8,534
Subscription	—	—	—	13,765	—	—	—	10,655
DTC (HBO Max)[1]	—	—	—	—	—	—	(468)
Other[2]	—	—	—	—	—	—	(2,642)
Content	—	—	—	13,083	—	—	—	9,819
DTC (HBO Max)[3]	—	—	—	(2,249)	—	—	—
Other[3]	—	—	—	(1,015)	—	—	—
Advertising	291	—	—	6,125	—	1,718	(1,718)	6,416
Legacy voice and data	—	—	2,213	—	—	554	—	2,767
Other	—	—	1,564	733	—	661	(352)	2,606
Total Service	55,542	24,313	12,311	30,442	4,810	30,529	(5,180)	152,767
Equipment	17,022	770	7	—	906	288	—	18,993
Total	$72,564	$25,083	$12,318	$30,442	$5,716	$30,817	$(5,180)	$171,760
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($285 with Mobility and $183 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia (see Note 20).
[3]Represents intercompany transactions in the WarnerMedia segment.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2019
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$55,039	$—	$—	$—	$1,863	$628	$—	$57,530
Video service	—	—	—	—	4,094	30,451	—	34,545
Business service	—	25,116	—	—	—	325	—	25,441
Broadband	—	—	8,403	—	—	—	—	8,403
Subscription	—	—	—	13,651	—	—	—	10,402
DTC (HBO Max)[1]	—	—	—	—	—	—	—
Other[2]	—	—	—	—	—	—	(3,249)
Content	—	—	—	14,938	—	—	—	13,880
DTC (HBO Max)[1]	—	—	—	—	—	—	—
Other[3]	—	—	—	(1,058)	—	—	—
Advertising	292	—	—	6,678	—	1,672	(1,672)	6,970
Legacy voice and data	—	—	2,573	—	—	565	—	3,138
Other	—	—	2,029	1,050	—	443	(332)	3,190
Total Service	55,331	25,116	13,005	35,259	5,957	34,084	(5,253)	163,499
Equipment	15,725	785	7	—	1,006	171	—	17,694
Total	$71,056	$25,901	$13,012	$35,259	$6,963	$34,255	$(5,253)	$181,193
1 HBO Max was launched in May 2020.
[2] Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia (see Note 20).
[3] Represents intercompany transactions in the WarnerMedia segment.

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline and consumer wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2021	2020
Deferred Acquisition Costs
Prepaid and other current assets	$2,550	$3,087
Other Assets	3,248	3,198
Total deferred customer contract acquisition costs	$5,798	$6,285

Deferred Fulfillment Costs
Prepaid and other current assets	$2,601	$4,118
Other Assets	4,148	5,634
Total deferred customer contract fulfillment costs	$6,749	$9,752

AT&T Inc.
Dollars in millions except per share amounts

The decline in deferred acquisition and fulfillment costs from December 31, 2020 reflects the July 2021 separation of the U.S. Video business. At separation, we removed $1,218 of deferred acquisitions costs ($693 originally classified as “Prepaid and other current assets” and $525 originally classified as “Other assets”) and $2,025 of deferred fulfillment costs ($1,134 originally classified as “Prepaid and other current assets” and $891 originally classified as “Other assets”). (See Note 6)

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the year ended December 31:

Consolidated Statements of Income	2021	2020
Deferred acquisition cost amortization	$3,072	$2,755
Deferred fulfillment cost amortization	4,019	5,110

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

The following table presents contract assets and liabilities on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2021	2020
Contract asset	$4,517	$3,501
Current portion in “Prepaid and other current assets”	2,684	2,054
Contract liability	5,644	6,879
Current portion in “Advanced billings and customer deposits”	5,112	6,071

Our contract asset balance in 2021 reflects increased promotional equipment sales in our wireless business. We expect the amortization of these promotional costs to increase throughout 2022 and the contract asset to flatten in 2023.

Changes in our contract asset and contract liability from December 31, 2020 include the impact of the July 2021 separation of the U.S. Video business. At separation, the contract asset was reduced $303 and the contract liability was reduced $1,098, both of which were predominantly the current portion. (See Note 6)

Our beginning of period contract liabilities recorded as customer contract revenue during 2021 was $5,662.

Remaining Performance Obligations
Remaining performance obligations primarily relate to our Communications segment and represent services we are required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. In our WarnerMedia segment, the most significant remaining performance obligations relate to the licensing of theatrical and television content which will be made available to customers at some point in the future. In determining the transaction price allocated, we do not include non-recurring charges and estimates for usage, nor do we consider arrangements with an original expected duration of less than one year, which are primarily prepaid wireless and residential internet agreements.

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,678, of which we

AT&T Inc.
Dollars in millions except per share amounts
expect to recognize approximately 57% by the end of 2022, with the balance recognized thereafter.

NOTE 6. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auctions On February 24, 2021, the Federal Communications Commission (FCC) announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments upon clearing of Phase I spectrum and estimate that we will pay $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we are responsible for approximately $1,000 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which $650 was paid in the fourth quarter of 2021. Cash paid, including spectrum deposits (net of refunds), capitalized interest, and any payments for incentive and relocation costs are included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows. Interest is capitalized until the spectrum is ready for its intended use. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

On January 14, 2022, the FCC announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC an upfront deposit of $123 in the third quarter of 2021 and will pay the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We intend to fund the purchase price using cash and short-term investments.

In June 2020, we completed the acquisition of $2,379 of 37/39 GHz spectrum in an FCC auction. Prior to the auction, we exchanged the 39 GHz licenses with a book value of approximately $300 that were previously acquired through FiberTower Corporation for vouchers to be applied against the winning bids and recorded a $900 gain in the first quarter of 2020. These vouchers yielded a value of approximately $1,200, which was applied toward our gross bids. In the second quarter of 2020, we made the final cash payment of $949, bringing the total cash payment to $1,186.

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

Dispositions

Video Business On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV, which is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions, most significantly the appointment and removal of the CEO.

In connection with the transaction, we contributed our U.S. Video business unit to DIRECTV for $4,250 of junior preferred units, an additional distribution preference of $4,200 and a 70% economic interest in common units (collectively “equity considerations”). TPG contributed approximately $1,800 in cash to DIRECTV for $1,800 of senior preferred units and a 30% economic interest in common units. See Note 10 for additional information on our accounting for our investment in DIRECTV.

Upon close of the transaction in the third quarter, we received approximately $7,170 in cash from DIRECTV ($7,600, net of $430 cash on hand) and transferred $195 of DIRECTV debt. Approximately $1,800 of the cash received is reported as cash received from financing activities in our consolidated statement of cash flows, as it relates to a note payable to DIRECTV, for which payment is tied to our agreement to cover net losses under the remaining term of the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract. The remainder of the net proceeds is reported as cash from investing activities. This transaction did not result in a material gain or loss.

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

The assets and liabilities of the Video operations, transferred to DIRECTV upon close of the transaction, were as follows:

Current assets	$4,893
Property, plant and equipment – net	2,673
Licenses – net	5,798
Other intangible assets – net	1,634
Other assets	1,787
Total Video assets	$16,785

Current liabilities	$4,267
Long-term debt	206
Other noncurrent liabilities	343
Total Video liabilities	$4,816

Vrio On November 15, 2021, we completed the sale of our Latin America video operations, Vrio, to Grupo Werthein and recorded a note receivable of $610 to be paid over four years, of which $300 is in the form of seller financing and the remainder is related to working capital adjustments. In the second quarter of 2021, we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of $4,555, including approximately $2,100 related to accumulated foreign currency translation adjustments and $2,500 related to property, plant and equipment and intangible assets. Approximately $80 of the impairment was attributable to noncontrolling interest. The assets and liabilities removed from our consolidated balance sheet included $851 of Vrio held-for-sale assets primarily related to deferred customer contract acquisition and fulfillment costs, prepaids and other deferred charges, and $2,872 of related liabilities primarily for reserves associated with accumulated foreign currency translation adjustments, which reversed against accumulated other comprehensive income upon close of the transaction. This disposition did not result in a net material gain or loss. We continue to hold a 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.

Otter Media During the third quarter of 2021, we disposed of substantially all of the assets of Otter Media. We received approximately $1,540 in cash and removed approximately $1,200 of goodwill associated with these assets. The dispositions did not result in a material gain or loss.

Playdemic Ltd. On September 20, 2021, we sold WarnerMedia’s mobile games app studio, Playdemic Ltd. (Playdemic) for approximately $1,370 in cash and recognized a pre-tax gain of $706 in “Other income (expense) – net,” on our consolidated statement of income. Approximately $600 of goodwill was removed related to this business. Playdemic was excluded from the pending WarnerMedia/Discovery transaction.

Central European Media Enterprises Ltd. (CME) On October 13, 2020, we completed the sale of our 65.3% interest in CME, a European broadcasting company, for approximately $1,100. This disposition did not result in a material gain or loss. Upon close, we received relief from a debt guarantee originally covering approximately $1,100 that was reduced to $600 at the time of the sale.

Operations in Puerto Rico On October 31, 2020, we completed the sale of our previously held-for-sale wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands for approximately $1,950 and recorded a pre-tax loss of $82. Upon sale we removed held-for-sale assets (“Prepaid and other current assets”) and held-for-sale liabilities (“Accounts payable and accrued liabilities”) that primarily consisted of FCC licenses (approximately $1,100), allocated goodwill (approximately $250), net property, plant and equipment (approximately $850) and net tax liabilities (approximately $500), previously reported on our consolidated balance sheets. The proceeds were used to redeem $1,950 of cumulative preferred interests in a subsidiary that held notes secured by the proceeds of this sale.

Hudson Yards In June 2019, we sold our ownership in Hudson Yards North Tower Holdings LLC under a sale-leaseback arrangement for cash proceeds of $2,081 and recorded a loss of approximately $100 resulting from transaction costs (primarily real estate transfer taxes).

AT&T Inc.
Dollars in millions except per share amounts

Hulu In April 2019, we sold our ownership interest in Hulu for cash proceeds of $1,430 and recorded a pre-tax gain of $740.

Pending Dispositions

WarnerMedia On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, subject to certain exceptions, with a subsidiary of Discovery, Inc. (Discovery). The agreement is structured as a Reverse Morris Trust transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend, an exchange offer, or a combination of both, followed by its combination with Discovery. The transaction is expected to be tax-free to AT&T and AT&T’s shareholders. AT&T will receive approximately $43,000 (subject to working capital and other adjustments) in a combination of cash, debt securities, and WarnerMedia’s retention of certain debt. AT&T’s shareholders will receive stock representing approximately 71% of the new company; Discovery shareholders will own approximately 29% of the new company.

On February 1, 2022, we announced that we will structure the distribution as a spin-off rather than an exchange offer. Upon closing of the transaction, each AT&T shareholder will receive, on a tax-free basis, an estimated 0.24 shares of the new company for each share of AT&T common stock held as of the record date for the pro rata distribution. The exact number of shares to be received by AT&T shareholders for each AT&T common share will be determined closer to the closing based on the number of shares of AT&T common stock outstanding and the number of shares of Discovery common stock outstanding on an as-converted and as-exercised basis. AT&T shareholders will continue to hold the same number of shares of AT&T common stock after the transaction closes.

The transaction is expected to close in the second quarter of 2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. No vote is required by AT&T shareholders. Upon close of the transaction, WarnerMedia will be deconsolidated.

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

Xandr On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr, primarily representing the AppNexus business, to Microsoft, which is expected to close in 2022, subject to customary regulatory approvals. This advertising business is included in our WarnerMedia segment and is excluded from the WarnerMedia/Discovery transaction. We applied held-for-sale accounting treatment to the related assets and liabilities of this business, resulting in approximately $550 of goodwill and other intangible assets being reclassified to “Prepaid and other current assets” as of December 31, 2021.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Lives (years)	2021	2020
Land	-	$2,458	$2,571
Buildings and improvements	2-44	39,306	39,418
Central office equipment[1]	3-10	97,069	95,981
Cable, wiring and conduit	15-50	79,961	75,409
Satellites	14-17	103	908
Other equipment	3-20	86,830	90,883
Software	3-7	17,916	18,482
Under construction	-	5,845	4,099
		329,488	327,751
Accumulated depreciation and amortization		203,584	200,436
Property, plant and equipment – net		$125,904	$127,315
[1] Includes certain network software.
Our depreciation expense was $18,629 in 2021, $20,504 in 2020, and $20,758 in 2019. Depreciation expense included amortization of software totaling $3,021 in 2021, $3,483 in 2020 and $3,313 in 2019.

In December 2020, we reassessed our grouping of long-lived assets and identified certain impairment indicators, requiring us to evaluate the recoverability of the long-lived assets of our former video business. Based on this evaluation, we determined that these assets were not fully recoverable and recognized pre-tax impairment charges totaling $7,255, of which $1,681 relates to property, plant and equipment, including satellites. The reduced carrying amounts of the impaired assets became their new cost basis.

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

The components of lease expense were as follows:

	2021	2020	2019
Operating lease cost	$5,793	$5,896	$5,684
Finance lease cost:
Amortization of right-of-use assets	$256	$287	$271
Interest on lease obligation	162	156	169
Total finance lease cost	$418	$443	$440

AT&T Inc.
Dollars in millions except per share amounts
The following table provides supplemental cash flows information related to leases:

	2021	2020	2019
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$5,012	$4,852	$4,583

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$4,581	$5,270	$7,818

The following tables set forth supplemental balance sheet information related to leases at December 31:

	2021	2020
Operating Leases
Operating lease right-of-use assets	$24,180	$24,714

Accounts payable and accrued liabilities	$3,706	$3,537
Operating lease obligation	21,261	22,202
Total operating lease obligation	$24,967	$25,739

Finance Leases
Property, plant and equipment, at cost	$2,609	$3,586
Accumulated depreciation and amortization	(1,120)	(1,361)
Property, plant and equipment – net	$1,489	$2,225

Current portion of long-term debt	$137	$189
Long-term debt	1,484	1,847
Total finance lease obligation	$1,621	$2,036

	2021	2020
Weighted-Average Remaining Lease Term (years)
Operating leases	8.4	8.5
Finance leases	8.4	9.9

Weighted-Average Discount Rate
Operating leases	3.7%	4.1%
Finance leases	7.8%	8.1%

AT&T Inc.
Dollars in millions except per share amounts
The following table provides the expected future minimum maturities of lease obligations:

At December 31, 2021	Operating Leases	Finance Leases
2022	$4,922	$299
2023	4,502	283
2024	3,970	257
2025	3,232	246
2026	2,540	243
Thereafter	10,686	1,068
Total lease payments	29,852	2,396
Less: imputed interest	(4,885)	(775)
Total	$24,967	$1,621

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment at a reporting unit level, which is deemed to be our principal operating segments or one level below. With our annual impairment testing as of October 1, 2021, the calculated fair values of the reporting units exceeded their book values in all circumstances; however, the WarnerMedia fair value exceeded its book value by less than 10%, with industry trends and our content distribution strategy affecting fair value.

Effective January 1, 2021, we updated our reporting units to reflect recent changes in how WarnerMedia, an integrated content organization that distributes across various platforms, is managed and evaluated. With this operational change, the reporting unit is deemed to be the operating segment. The previous reporting units, Turner, Home Box Office, Warner Bros., and Xandr, and the new WarnerMedia reporting unit were tested for goodwill impairment on January 1, 2021, for which no impairment was identified.

Changes to our goodwill in 2021 primarily resulted from the following transactions (see Note 6):
•The agreement to sell our marketplace component of Xandr, our advertising business within the WarnerMedia segment. Approximately $400 of goodwill was allocated to the business and classified as held-for-sale.
•Our disposition of substantially all the assets of Otter Media and removal of $885 of associated goodwill.
•Our sale of WarnerMedia’s mobile games app studio, Playdemic and removal of $600 of associated goodwill.

Other changes to our goodwill in 2021 primarily resulted from the sale of our Government Solutions business and foreign currency translation.

In December 2020, we changed our management strategy and reevaluated our former domestic video business, allowing us to maximize value in our former domestic video business and further accelerate our ability to innovate and execute in our fast-growing broadband and fiber business. The strategy change required us to reassess the grouping and recoverability of the former video business long-lived assets. In conjunction with the strategy change, we separated the former Entertainment Group reporting unit into two reporting units, Video and Consumer Wireline, which includes legacy telephony operations. Our recoverability assessment resulted in $7,255 of long-lived asset impairment in the former video business, including $4,373 for orbital slots and $1,201 for customer lists. The change in reporting units required the historical Entertainment Group goodwill to be assigned to the separate Video and Consumer Wireline reporting units, for which we used the relative fair value allocation methodology. The affected reporting units were then tested for goodwill impairment. We recorded an impairment of the entire $8,253 of goodwill allocated to the Video reporting unit. No goodwill impairment was required in the Consumer Wireline reporting unit. We closed our transaction with TPG and deconsolidated Video in the third quarter of 2021 (see Note 6).

In the second quarter of 2020, driven by significant and adverse economic and political environments in Latin America, including the impact of COVID-19, we experienced accelerated subscriber losses and revenue decline in the region, as well as closure of our operations in Venezuela. When combining these business trends and higher weighted-average cost of capital resulting from the increase in country-risk premiums in the region, we concluded that it was more likely than not that the fair value of the Vrio reporting unit, estimated using discounted cash flow and market multiple approaches, was less than its carrying amount. We recorded a $2,212 goodwill impairment in the Vrio reporting unit, with $105 attributable to noncontrolling interest. Vrio was sold in the fourth quarter of 2021 (see Note 6).

AT&T Inc.
Dollars in millions except per share amounts

Other changes to our goodwill in 2020 resulted from foreign currency translation, the held-for-sale treatment of Crunchyroll and our acquisition of the remaining interest in HBO LAG (see Note 6). In 2020, Xandr was combined with our WarnerMedia segment.

At December 31, 2021, our Communications segment has three reporting units: Mobility, Business Wireline and Consumer Wireline. The reporting unit is deemed to be the operating segment for WarnerMedia and Latin America.

AT&T Inc.
Dollars in millions except per share amounts
The following table sets forth the changes in the carrying amounts of goodwill by operating segment:

	2021			2020
	Balance at Jan. 1	Dispositions, currency exchange and other	Balance at Dec. 31	Balance at Jan. 1	Acquisitions	Impairments	Dispositions, currency exchange and other	Balance at Dec. 31
Communications	$91,976	$(76)	$91,900	$100,234	$—	$(8,253)	$(5)	$91,976
WarnerMedia	42,447	(1,940)	40,507	42,345	415	—	(313)	42,447
Latin America	836	(20)	816	3,662	—	(2,212)	(614)	836
Total	$135,259	$(2,036)	$133,223	$146,241	$415	$(10,465)	$(932)	$135,259

We review amortizing intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group, including the video business previously discussed.

In 2021, as a result of the separation of our U.S. video business (see Note 6), we removed $5,798 of orbital slot licenses and $1,585 of customer lists that were transferred to DIRECTV. As a result of the transaction to sell our Latin America video operations (see Note 6), we classified the Vrio disposal group as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in the impairment of certain intangibles related to this business, including $241 for customer lists, $632 for trade names and $89 for amortizable wireless licenses. Indefinite-lived wireless licenses increased in 2021 due to recent auction activity (see Note 6).

In 2020, we changed the estimated lives of our orbital slot licenses from indefinite to finite-lived and began amortizing them over their average remaining economic life of 15 years (see Note 1).

AT&T Inc.
Dollars in millions except per share amounts
Our other intangible assets at December 31 are summarized as follows:

	2021				2020
Other Intangible Assets	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Amortized intangible assets:
Wireless licenses	21.6 years	$3,083	$307	$(440)	$2,979	$271	$(421)
Orbital slots	N/A	—	—	—	5,825	—	—
Trademarks and trade names	38.3 years	18,781	2,077	(7)	20,016	1,518	(442)
Distribution network	10.0 years	18,399	6,457	—	18,414	4,621	—
Released television and film content	17.8 years	10,939	6,978	—	10,940	6,240	—
Customer lists and relationships	11.2 years	637	483	(98)	4,100	1,645	(460)
Other	22.3 years	10,987	3,221	—	11,311	2,615	(5)
Total	24.6 years	$62,826	$19,523	$(545)	$73,585	$16,910	$(1,328)

Indefinite-lived intangible assets not subject to amortization:

Wireless licenses	$111,494	$85,728
Trade names	5,241	5,241
Total	$116,735	$90,969

Amortized intangible assets are definite-life assets, and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for definite-life intangible assets in 2021 reflected the separation of our U.S. video and Vrio businesses and was $4,288 for the year ended December 31, 2021, $8,239 for the year ended December 31, 2020 and $7,932 for the year ended December 31, 2019.

Estimated amortization expense for the next five years is as follows:

Year	AT&T Inc.	Attributable to WarnerMedia[1]
2022	$3,907	$3,747
2023	3,895	3,741
2024	3,524	3,377
2025	3,394	3,258
2026	3,309	3,174
[1] The pending WarnerMedia/Discovery transaction is expected to close in the second quarter of 2022, subject to approval by Discovery shareholders and customary closing conditions. (See Note 6)

AT&T Inc.
Dollars in millions except per share amounts
NOTE 10. EQUITY METHOD INVESTMENTS

Investments in partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV (see Note 6). The transaction resulted in our deconsolidation of the Video Business, with DIRECTV being accounted for under the equity method beginning August 1, 2021.

In May 2020, we acquired the remaining interest in HBO LAG and fully consolidated that entity. In October 2020, we sold our ownership interest in CME. (See Note 6)

In 2019, we sold our investments in Hudson Yards and Hulu. (See Note 6)

Our investments in equity affiliates at December 31, 2021 primarily included our interests in DIRECTV, SKY Mexico and The CW Network.

DIRECTV We account for our investment in DIRECTV under the equity method of accounting. DIRECTV is considered a variable interest entity for accounting purposes. As DIRECTV is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions, most significantly the appointment and removal of the CEO, we have concluded that we are not the primary beneficiary of DIRECTV.

The ownership interests in DIRECTV, based on seniority are as follows:
•Preferred units with distribution rights of $1,800 held by TPG, which were fully distributed by December 31, 2021.
•Junior preferred units with distribution rights of $4,250 held by AT&T, of which $3,212 of distribution rights remain as of December 31, 2021.
•Distribution preference associated with Common units of $4,200 held by AT&T.
•Common units, with 70% held by AT&T and 30% held by TPG.
The initial fair value of the equity considerations on July 31, 2021 was $6,852, which was determined using a discounted cash flow model reflecting distribution rights and preference of the individual instruments. During 2021, we recognized $619 of equity in net income of affiliates and received total distributions of $1,942 from DIRECTV. The book value of our investment in DIRECTV at December 31, 2021 was $5,539.
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

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of our investments in equity affiliates as presented on our consolidated balance sheets:

	2021	2020
Beginning of year	$1,780	$3,695
Additional investments	265	178
Receipt of equity interest in DIRECTV	6,852	—
Distributions from DIRECTV in excess of cumulative equity in earnings	(1,323)	—
Other capital distributions	(26)	(22)
Dividends and distributions of cumulative earnings received	(815)	(133)
Equity in net income of affiliates	631	95
Acquisition of remaining interest in HBO LAG	—	(1,141)
Disposition of CME	—	(749)
Impairments	—	(146)
Disposition of various investments	(68)	—
Currency translation adjustments	(16)	(10)
Other adjustments	(6)	13
End of year	$7,274	$1,780

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

AT&T Inc.
Dollars in millions except per share amounts
The following table summarizes inventories and theatrical film and television production costs as of December 31:

	2021	2020
Inventories:
Programming costs, less amortization[1]	$7,101	$6,010
Other inventory, primarily DVD and Blu-ray Discs	134	103
Total inventories	7,235	6,113
Less: current portion of inventory	(134)	(103)
Total noncurrent inventories	7,101	6,010
Theatrical film production costs:[2]
Released, less amortization	525	487
Completed and not released	343	616
In production	1,687	1,130
Development and pre-production	143	190
Television production costs:[2]
Released, less amortization	3,335	2,495
Completed and not released	1,350	1,381
In production	4,376	2,353
Development and pre-production	123	90
Total theatrical film and television production costs	11,882	8,742
Total noncurrent inventories and theatrical film and television production costs	$18,983	$14,752
[1]Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
[2]Does not include $3,961 and $4,699 of acquired film and television library intangible assets as of December 31, 2021 and 2020, respectively, which are included in “Other Intangible Assets – Net” on our consolidated balance sheets.

Approximately 89% of unamortized film costs for released theatrical and television content are expected to be amortized within three years from December 31, 2021. In addition, approximately $3,464 of the film costs of released and completed and not released theatrical and television product are expected to be amortized during 2022.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 12. DEBT

Long-term debt of AT&T and its subsidiaries, including interest rates and maturities, is summarized as follows at December 31:

						2021	2020
Notes and debentures
Interest Rates			Maturities[1]
0.69%	-	2.99%	2021	-	2039	$31,841	$25,549
3.00%	-	4.99%	2021	-	2061	108,003	110,317
5.00%	-	6.99%	2021	-	2095	23,360	24,259
7.00%	-	9.15%	2021	-	2097	5,645	5,006
Credit agreement borrowings						10,400	300
Fair value of interest rate swaps recorded in debt						16	20
						179,265	165,451
Unamortized (discount) premium – net						(9,610)	(9,710)
Unamortized issuance costs						(508)	(532)
Total notes and debentures						169,147	155,209
Finance lease obligations						1,621	2,036
Total long-term debt, including current maturities						170,768	157,245
Current maturities of long-term debt						(7,944)	(3,470)
Current maturities of credit agreement borrowings						(10,100)	—
Total long-term debt						$152,724	$153,775
[1]Maturities assume puttable debt is redeemed by the holders at the next opportunity.

We had outstanding Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt of approximately $41,249 and $43,399 at December 31, 2021 and 2020, respectively.

The weighted-average interest rate of our long-term debt portfolio, including, credit agreement borrowings and the impact of derivatives, was approximately 3.8% as of December 31, 2021 and 4.1% as of December 31, 2020.

Debt maturing within one year consisted of the following at December 31:

	2021	2020
Current maturities of long-term debt	$7,944	$3,470
Commercial paper	6,586	—
Credit agreement borrowings	10,100	—
Total	$24,630	$3,470

AT&T Inc.
Dollars in millions except per share amounts
Financing Activities
During 2021, we received net proceeds of $8,931 on the issuance of $8,949 in long-term debt and proceeds of $10,100 on the issuance of credit agreement borrowings in various markets, with an average weighted maturity of approximately 2.3 years and a weighted average interest rate of 1.4%. We repaid $2,904 in borrowings of various notes with a weighted average coupon of 3.5%. Our debt activity during 2021 primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2021
Net commercial paper borrowings[1]	$7,072	$(513)	$(2)	$4	$6,561
Issuance of Notes and Debentures[2]:
U.S. dollar denominated global notes	$6,000	$—	$—	$—	$6,000
Initial average rate of 1.27%
Euro denominated global notes (converted to USD at issuance)	1,461	—	—	—	1,461
Rate of 0.00%
2021 Syndicated Term Loan	7,350	—	—	—	7,350
BAML Bilateral Term Loan	2,000	—	—	—	2,000
Private financing	750	—	—	—	750
Other	636	—	835	—	1,471
Debt Issuances	$18,197	$—	$835	$—	$19,032

Repayments:
Private financing	$(649)	$—	$—	$—	$(649)
2.650% Euro denominated global notes due 2021	—	—	—	(1,349)	(1,349)
Other	(253)	(253)	(498)	(140)	(1,144)
Repayments of long-term debt	$(902)	$(253)	$(498)	$(1,489)	$(3,142)
[1]Includes $1,316 net issuance of commercial paper with original maturities of three months or less, $12,755 of commercial paper issued greater than 90 days and $7,510 of commercial paper repaid greater than 90 days.

[2] Includes credit agreement borrowing.

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

AT&T Inc.
Dollars in millions except per share amounts
As of December 31, 2021 and 2020, we were in compliance with all covenants and conditions of instruments governing our debt. Substantially all of our outstanding long-term debt is unsecured. Maturities of outstanding long-term notes and debentures, as of December 31, 2021, and the corresponding weighted-average interest rate scheduled for repayment are as follows:

	2022	2023	2024	2025	2026	Thereafter
Debt repayments[1]	$18,185	$7,739	$11,562	$6,484	$10,557	$126,922
Weighted-average interest rate [2]	1.9%	3.4%	2.9%	3.9%	3.3%	4.2%
[1]Debt repayments represent maturity value and assume puttable debt is redeemed at the next opportunity. Foreign debt includes the impact from hedges, when applicable. Includes credit agreement borrowings.

[2]Includes credit agreement borrowings.

Credit Facilities
General
In April 2020, we entered into and drew on a $5,500 Term Loan Credit Agreement (Term Loan) with 11 commercial banks and Bank of America, N.A. as lead agent. We repaid and terminated the Term Loan in May 2020.

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan, and the remaining $7,350 of lenders’ commitments was terminated. As of December 31, 2021, $7,350 was outstanding and is due on March 22, 2022.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a $1,000 facility originally due December 31, 2021 (BAML Tranche A Facility) and subsequently extended to December 31, 2022 in the fourth quarter of 2021, and (ii) a $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At December 31, 2021, $2,000 was outstanding under these facilities.

Revolving Credit Agreements
In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of December 31, 2021.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023, a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of December 31, 2021, we were in compliance with the covenants for our credit facilities.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$169,147	$194,891	$155,209	$187,224
Commercial paper	6,586	6,586	—	—
Investment securities[2]	3,374	3,374	3,249	3,249
1Includes credit agreement borrowings. Excludes note payable to DIRECTV.
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

AT&T Inc.
Dollars in millions except per share amounts
Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of December 31, 2021 and December 31, 2020. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,256	$—	$—	$1,256
International equities	227	—	—	227
Fixed income equities	230	—	—	230
Available-for-Sale Debt Securities	—	1,384	—	1,384
Asset Derivatives
Cross-currency swaps	—	211	—	211
Foreign exchange contracts	—	8	—	8
Liability Derivatives
Cross-currency swaps	—	(3,170)	—	(3,170)
Foreign exchange contracts	—	(41)	—	(41)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,010	$—	$—	$1,010
International equities	180	—	—	180
Fixed income equities	236	—	—	236
Available-for-Sale Debt Securities	—	1,479	—	1,479
Asset Derivatives
Cross-currency swaps	—	1,721	—	1,721
Foreign exchange contracts	—	6	—	6
Liability Derivatives
Cross-currency swaps	—	(1,814)	—	(1,814)
Foreign exchange contracts	—	(9)	—	(9)

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

The components comprising total gains and losses in the period on equity securities are as follows:

For the years ended December 31,	2021	2020	2019
Total gains (losses) recognized on equity securities	$293	$171	$301
Gains (Losses) recognized on equity securities sold	(5)	(25)	100
Unrealized gains (losses) recognized on equity securities held at end of period	$298	$196	$201

At December 31, 2021, available-for-sale debt securities totaling $1,384 have maturities as follows - less than one year: $41; one to three years: $171; three to five years: $179; five or more years: $993.

AT&T Inc.
Dollars in millions except per share amounts
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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings through the swap accrual over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the years ended December 31, 2021 and 2020, no ineffectiveness was measured on fair value hedges.

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $73 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

AT&T Inc.
Dollars in millions except per share amounts
Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheets. Net gains on net investment hedges recognized in accumulated OCI for 2021 were $122.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At December 31, 2021, we had posted collateral of $135 (a deposit asset) and held collateral of $7 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s, before the final collateral exchange in December, we would have been required to post additional collateral of $36. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $2,816. At December 31, 2020, we had posted collateral of $53 (a deposit asset) and held collateral of $694 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions at December 31:

	2021	2020
Cross-currency swaps	$40,737	$40,745
Foreign exchange contracts	30	90
Total	$40,767	$40,835

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships
For the years ended December 31,	2021	2020	2019
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(4)	$(6)	$58
Gain (Loss) on long-term debt	4	6	(58)
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	(91)	—	—
Gain (Loss) on long-term debt	91	—	—
Gain (Loss) recognized in accumulated OCI	(17)	—	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

Cash Flow Hedging Relationships
For the years ended December 31,	2021	2020	2019
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(873)	$(378)	$(1,066)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(17)	3	10
Other income (expense) – net reclassified from accumulated OCI into income	1	(3)	6
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	(648)	(84)
Interest income (expense) reclassified from accumulated OCI into income	(92)	(84)	(63)

AT&T Inc.
Dollars in millions except per share amounts
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill, long-lived assets and film costs to nonrecurring fair value measurements. The implied fair values of the U.S. video and Vrio businesses were estimated using both the discounted cash flow as well as market multiple approaches. The fair values of long-lived assets in the U.S. video business were determined using a present value approach of probability-weighted expected cash flows. The fair values of film productions were estimated using a discounted cash flow approach. The inputs to all of these approaches are considered Level 3.

Our nonrecurring fair value measurements also include the valuation of our initial investment in DIRECTV at July 31, 2021 (see Note 10). This nonrecurring fair value measurement was estimated using a discounted cash flow approach. The inputs to these models are considered Level 3.
During 2020, goodwill amounts related to the Video and Vrio reporting units were fully impaired. At December 31, 2020, nonrecurring fair value measurements in our Video business unit totaled $9,744 and were comprised of $5,873 for orbital slots, $1,613 for customer lists and $2,258 for property, plant and equipment (see Notes 7 and 9). Nonrecurring fair value measurements for film costs within our WarnerMedia segment totaled $844 (see Note 11).

NOTE 14. INCOME TAXES

Significant components of our deferred tax liabilities (assets) are as follows at December 31:

	2021	2020
Depreciation and amortization	$47,433	$46,952
Licenses and nonamortizable intangibles	15,576	13,930
Employee benefits	(3,338)	(5,279)
Deferred fulfillment costs	1,797	2,691
Equity in partnership	3,285	—
Net operating loss and other carryforwards	(6,703)	(7,355)
Other – net	2,308	4,562
Subtotal	60,358	55,501
Deferred tax assets valuation allowance	4,638	4,773
Net deferred tax liabilities	$64,996	$60,274

Noncurrent deferred tax liabilities	$65,226	$60,472
Less: Noncurrent deferred tax assets	(230)	(198)
Net deferred tax liabilities	$64,996	$60,274

At December 31, 2021, we had combined net operating and capital loss carryforwards (tax effected) for federal income tax purposes of $452, state of $1,012 and foreign of $2,709, expiring through 2041. Additionally, we had federal credit carryforwards of $604 and state credit carryforwards of $1,926, expiring primarily through 2041.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowances at December 31, 2021 and 2020 related primarily to state and foreign net operating losses and state credit carryforwards.

We consider post-1986 unremitted foreign earnings subjected to the one-time transition tax not to be indefinitely reinvested as such earnings can be repatriated without any significant incremental tax costs. We consider other types of unremitted foreign earnings to be indefinitely reinvested. U.S. income and foreign withholding taxes have not been recorded on temporary differences related to investments in certain foreign subsidiaries as such differences are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.

AT&T Inc.
Dollars in millions except per share amounts
We recognize the financial statement effects of a tax return position when it is more likely than not, based on the technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, we apply our judgment, taking into account applicable tax laws, our experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in our financial statements is recorded on our consolidated balance sheets as an unrecognized tax benefit (UTB). We update our UTBs at each financial statement date to reflect the impacts of audit settlements and other resolutions of audit issues, the expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities. A reconciliation of the change in our UTB balance from January 1 to December 31 for 2021 and 2020 is as follows:

Federal, State and Foreign Tax	2021	2020
Balance at beginning of year	$10,001	$10,979
Increases for tax positions related to the current year	677	1,580
Increases for tax positions related to prior years	443	112
Decreases for tax positions related to prior years	(1,344)	(994)
Lapse of statute of limitations	(29)	(24)
Settlements	(342)	(1,646)
Current year dispositions	(4)	—
Foreign currency effects	—	(6)
Balance at end of year	9,402	10,001
Accrued interest and penalties	2,221	2,450
Gross unrecognized income tax benefits	11,623	12,451
Less: Deferred federal and state income tax benefits	(799)	(878)
Less: Tax attributable to timing items included above	(3,515)	(3,588)
Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$7,309	$7,985

Periodically we make deposits to taxing jurisdictions which reduce our UTB balance but are not included in the reconciliation above. The amount of deposits that reduced our UTB balance was $377 at December 31, 2021 and $702 at December 31, 2020.

Accrued interest and penalties included in UTBs were $2,221 as of December 31, 2021 and $2,450 as of December 31, 2020. We record interest and penalties related to federal, state and foreign UTBs in income tax expense. The net interest and penalty expense (benefit) included in income tax expense was $(155) for 2021, $149 for 2020 and $267 for 2019.

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

AT&T Inc.
Dollars in millions except per share amounts
The components of income tax (benefit) expense are as follows:

	2021	2020	2019
Federal:
Current	$(1,198)	$(687)	$584
Deferred	5,296	1,039	1,656
	4,098	352	2,240
State and local:
Current	646	(6)	603
Deferred	456	263	144
	1,102	257	747
Foreign:
Current	516	413	605
Deferred	(248)	(57)	(99)
	268	356	506
Total	$5,468	$965	$3,493

“Income (Loss) Before Income Taxes” in the Consolidated Statements of Income included the following components for the years ended December 31:

	2021	2020	2019
U.S. income (loss) before income taxes	$30,223	$(452)	$18,301
Foreign income (loss) before income taxes	(3,276)	(2,404)	167
Total	$26,947	$(2,856)	$18,468

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes is as follows:

	2021	2020	2019
Taxes computed at federal statutory rate	$5,659	$(600)	$3,878
Increases (decreases) in income taxes resulting from:
State and local income taxes – net of federal income tax benefit	967	193	611
CARES Act federal NOL carryback	(471)	—	—
Tax on foreign investments	(68)	(141)	(115)
Noncontrolling interest	(294)	(285)	(230)
Permanent items and R&D credit	(163)	(239)	(285)
Audit resolutions	(298)	(112)	(156)
Divestitures	(112)	107	—
Goodwill impairment [1]	250	2,120	—
Other – net	(2)	(78)	(210)
Total	$5,468	$965	$3,493
Effective Tax Rate	20.3%	(33.8)%	18.9%
[1] Goodwill impairments are not deductible for tax purposes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted, which allows for a Net Operating Loss (NOL) generated in 2020 to be carried back to a year with a federal rate of 35%. During 2021, we recorded a $471 tax benefit for the rate impact of the 2020 NOL carryback adjusted for the domestic manufacturing deduction limitation in the carryback year and applicable unrecognized tax benefits.

AT&T is subject to the Global Intangible Low Taxed Income (GILTI) provisions created under the Tax Cuts and Jobs Act of 2017. We report the tax impact of GILTI as a period cost when incurred.

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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Benefit obligation at beginning of year	$62,158	$59,873	$13,928	$16,041
Service cost - benefits earned during the period	957	1,029	45	53
Interest cost on projected benefit obligation	1,276	1,687	210	416
Amendments	—	(340)	—	(2,655)
Actuarial (gain) loss	(1,237)	5,054	(275)	1,423
Benefits paid, including settlements	(5,942)	(5,124)	(1,356)	(1,370)
Curtailment	—	(1)	—	—
Plan transfers	—	(20)	—	20
Benefit obligation at end of year	$57,212	$62,158	$12,552	$13,928

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$54,606	$53,530	$3,843	$4,145
Actual return on plan assets	5,737	6,199	210	302
Benefits paid, including settlements [1]	(5,942)	(5,124)	(1,163)	(1,029)
Contributions	—	2	308	425
Plan transfers	—	(1)	—	—
Fair value of plan assets at end of year	54,401	54,606	3,198	3,843
Unfunded status at end of year [2]	$(2,811)	$(7,552)	$(9,354)	$(10,085)
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

Amounts recognized on our consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Current portion of employee benefit obligation [1]	$—	$—	$(1,106)	$(1,213)
Employee benefit obligation [2]	(2,811)	(7,552)	(8,248)	(8,872)
Net amount recognized	$(2,811)	$(7,552)	$(9,354)	$(10,085)
[1]Included in “Accounts payable and accrued liabilities.”
[2]Included in “Postemployment benefit obligation,” combined with international pension obligations and other postemployment obligations of $364 and $1,226 at December 31, 2021, and $553 and $1,299 at December 31, 2020, respectively.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our pension plans was $56,159 at December 31, 2021, and $60,848 at December 31, 2020.

AT&T Inc.
Dollars in millions except per share amounts
Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Periodic Benefit Costs
The service cost component of net periodic pension cost (credit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.” Our combined net pension and postretirement cost (credit) recognized in our consolidated statements of income was $(7,652), $711 and $2,762 for the years ended December 31, 2021, 2020 and 2019.

The following table presents the components of net periodic benefit cost (credit):

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Service cost – benefits earned during the period	$957	$1,029	$1,019	$45	$53	$71
Interest cost on projected benefit obligation	1,276	1,687	1,960	210	416	675
Expected return on assets	(3,513)	(3,557)	(3,561)	(151)	(178)	(227)
Amortization of prior service credit	(144)	(113)	(113)	(2,537)	(2,329)	(1,820)
Net periodic benefit cost (credit) before remeasurement	(1,424)	(954)	(695)	(2,433)	(2,038)	(1,301)
Actuarial (gain) loss	(3,461)	2,404	3,088	(334)	1,299	1,670
Net pension and postretirement cost (credit)	$(4,885)	$1,450	$2,393	$(2,767)	$(739)	$369

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
The following table presents the after-tax changes in benefit obligations recognized in OCI and the after-tax prior service credits that were amortized from OCI into net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Balance at beginning of year	$525	$361	$447	$8,416	$8,171	$6,086
Prior service (cost) credit	—	250	—	—	2,001	3,457
Amortization of prior service credit	(109)	(86)	(86)	(1,912)	(1,756)	(1,372)
Total recognized in other comprehensive (income) loss	(109)	164	(86)	(1,912)	245	2,085
Balance at end of year	$416	$525	$361	$6,504	$8,416	$8,171

AT&T Inc.
Dollars in millions except per share amounts
Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost, we used the following significant weighted-average assumptions:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average discount rate for determining benefit obligation at December 31	3.00%	2.70%	3.40%	2.80%	2.40%	3.20%
Discount rate in effect for determining service cost[1]	3.30%	3.60%	4.10%	2.90%	3.50%	4.40%
Discount rate in effect for determining interest cost[1]	2.30%	2.90%	3.50%	1.60%	2.70%	3.70%
Weighted-average interest credit rate for cash balance pension programs[2]	3.20%	3.10%	3.30%	—%	—%	—%
Long-term rate of return on plan assets	6.75%	7.00%	7.00%	4.50%	4.75%	5.75%
Composite rate of compensation increase for determining benefit obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Composite rate of compensation increase for determining net cost (benefit)	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
[1]Weighted-average discount rates shown for years with interim remeasurements: 2021 and 2019 for pension benefits and 2019 for postretirement benefits.
[2]Weighted-average interest crediting rates for cash balance pension programs relate only to the cash balance portion of total pension benefits. A 0.50% increase in the weighted-average interest crediting rate would increase the pension benefit obligation by $125.

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

Discount Rate Our assumed weighted-average discount rate for pension and postretirement benefits of 3.00% and 2.80% respectively, at December 31, 2021, reflects the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and neither callable, convertible nor index linked. For the year ended December 31, 2021, when compared to the year ended December 31, 2020, we increased our pension discount rate by 0.30%, resulting in a decrease in our pension plan benefit obligation of $1,645 and increased our postretirement discount rate by 0.40%, resulting in a decrease in our postretirement benefit obligation of $341. For the year ended December 31, 2020, we decreased our pension discount rate by 0.70%, resulting in an increase in our pension plan benefit obligation of $5,594 and decreased our postretirement discount rates by 0.80%, resulting in an increase in our postretirement benefit obligation of $1,311.

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

AT&T Inc.
Dollars in millions except per share amounts

Expected Long-Term Rate of Return In 2022, our expected long-term rate of return is 6.75% on pension plan assets and 4.50% on postretirement plan assets. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, management considers capital markets’ future expectations, the asset mix of the plans’ investment and average historical asset return. Actual long-term returns can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2022 combined pension and postretirement cost to increase $272. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Composite Rate of Compensation Increase Our expected composite rate of compensation increase cost of 3.00% in 2021 and 2020 reflects the long-term average rate of salary increases.

Healthcare Cost Trend Our healthcare cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Based on our assessment of expectations of healthcare industry inflation, our 2022 assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants will increase from an annual and ultimate trend rate of 4.00% to an annual and ultimate trend rate of 4.25%. This change in assumption increased our obligation by $31. For 2021, our assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants remained at 4.00% annual and ultimate rate.

Plan Assets
Plan assets consist primarily of private and public equity, government and corporate bonds, and real assets (real estate and natural resources). The asset allocations of the pension plans are maintained to meet ERISA requirements. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. We do not have significant ERISA required contributions to our pension plans for 2022.

We maintain VEBA trusts to partially fund postretirement benefits; however, there are no ERISA or regulatory requirements that these postretirement benefit plans be funded annually. We made discretionary contributions of $308 in December 2021 and $425 in December 2020 to our postretirement plan.

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

AT&T Inc.
Dollars in millions except per share amounts
The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31 are as follows:

	Pension Assets					Postretirement (VEBA) Assets
	Target			2021	2020	Target			2021	2020
Equity securities:
Domestic	12%	-	22%	16%	19%	14%	-	24%	19%	19%
International	8%	-	18%	13	15	14%	-	24%	19	14
Fixed income securities	35%	-	45%	38	35	34%	-	44%	39	45
Real assets	7%	-	17%	10	8	—%	-	6%	1	1
Private equity	3%	-	13%	12	9	—%	-	6%	1	1
Preferred interests	5%	-	15%	10	10	—%	-	—%	—	—
Other	—%	-	5%	1%	4	17%	-	27%	21	20
Total				100%	100%				100%	100%

The pension trust holds preferred equity interests valued at $5,562 in AT&T Mobility II LLC (Mobility II), the primary holding company for our wireless business (see Note 17). During 2020, the trust sold a portion of these preferred interests valued at $2,885 to third party investors. The preferred equity interests were valued at $5,771 as of December 31, 2020.

At December 31, 2021, AT&T securities represented 11% of assets held by our pension trust, including the preferred interests in Mobility II. The VEBA trusts included in these financial statements no longer hold AT&T securities.

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

The preferred interests in Mobility II are valued by an independent fiduciary using an income approach.

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

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2021:

Pension Assets and Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$167	$—	$—	$167
Interest bearing cash	11	—	—	11
Foreign currency contracts	—	5	—	5
Equity securities:
Domestic equities	7,693	—	1	7,694
International equities	4,117	—	7	4,124
Preferred interests	—	—	5,562	5,562
Fixed income securities:
Corporate bonds and other investments	—	11,168	2	11,170
Government and municipal bonds	—	6,977	—	6,977
Mortgage-backed securities	—	268	—	268
Real estate and real assets	—	—	3,318	3,318
Securities lending collateral	1,645	1,285	—	2,930
Receivable for variation margin	8	—	—	8
Assets at fair value	13,641	19,703	8,890	42,234
Investments sold short and other liabilities at fair value	(529)	(3)	(1)	(533)
Total plan net assets at fair value	$13,112	$19,700	$8,889	$41,701
Assets held at net asset value practical expedient
Private equity funds				6,454
Real estate funds				2,329
Commingled funds				6,780
Total assets held at net asset value practical expedient				15,563
Other assets (liabilities) [1]				(2,863)
Total Plan Net Assets				$54,401
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$371	$295	$—	$666
Equity securities:
Domestic equities	323	—	—	323
International equities	287	—	1	288
Fixed income securities:
Corporate bonds and other investments	1	—	—	1
Securities lending collateral	—	9	—	9
Assets at fair value	982	304	1	1,287
Securities lending payable and other liabilities	—	(9)	—	(9)
Total plan net assets at fair value	$982	$295	$1	$1,278
Assets held at net asset value practical expedient
Commingled funds				1,883
Private equity				19
Real estate funds				16
Total assets held at net asset value practical expedient				1,918
Other assets (liabilities)[1]				2
Total Plan Net Assets				$3,198
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
The tables below set forth a summary of changes in the fair value of the Level 3 pension and postretirement assets for the year ended December 31, 2021:

Pension Assets	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance at beginning of year	$5,793	$53	$2,544	$8,390
Realized gains (losses)	2	—	(31)	(29)
Unrealized gains (losses)	(203)	—	558	355
Transfers in	—	1	—	1
Transfers out	(7)	(8)	—	(15)
Purchases	7	1	425	433
Sales	(23)	(45)	(178)	(246)
Balance at end of year	$5,569	$2	$3,318	$8,889

Postretirement Assets	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance at beginning of year	$—	$4	$—	$4
Realized gains (losses)	—	(1)	—	(1)
Unrealized gains (losses)	—	1	—	1
Transfers in	1	—	—	1
Sales	—	(4)	—	(4)
Balance at end of year	$1	$—	$—	$1

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2020:

Pension Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$173	$—	$—	$173
Interest bearing cash	7	—	—	7
Foreign currency contracts	—	3	—	3
Equity securities:
Domestic equities	9,784	—	11	9,795
International equities	4,821	11	12	4,844
Preferred interests	—	—	5,771	5,771
Fixed income securities:
Corporate bonds and other investments	—	11,043	52	11,095
Government and municipal bonds	—	6,039	—	6,039
Mortgage-backed securities	—	442	1	443
Real estate and real assets	—	—	2,544	2,544
Securities lending collateral	621	1,435	—	2,056
Receivable for variation margin	23	—	—	23
Assets at fair value	15,429	18,973	8,391	42,793
Investments sold short and other liabilities at fair value	(450)	(8)	(1)	(459)
Total plan net assets at fair value	$14,979	$18,965	$8,390	$42,334
Assets held at net asset value practical expedient
Private equity funds				5,154
Real estate funds				1,694
Commingled funds				7,706
Total assets held at net asset value practical expedient				14,554
Other assets (liabilities) [1]				(2,282)
Total Plan Net Assets				$54,606
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

AT&T Inc.
Dollars in millions except per share amounts

Postretirement Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$497	$302	$—	$799
Equity securities:
Domestic equities	363	—	—	363
International equities	282	—	—	282
Fixed income securities:
Corporate bonds and other investments	5	307	3	315
Government and municipal bonds	6	132	1	139
Mortgage-backed securities	—	94	—	94
Securities lending collateral	—	28	—	28
Assets at fair value	1,153	863	4	2,020
Securities lending payable and other liabilities	(1)	(29)	—	(30)
Total plan net assets at fair value	$1,152	$834	$4	$1,990
Assets held at net asset value practical expedient
Private equity funds				24
Real estate funds				22
Commingled funds				1,843
Total assets held at net asset value practical expedient				1,889
Other assets (liabilities) [1]				(36)
Total Plan Net Assets				$3,843
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

AT&T Inc.
Dollars in millions except per share amounts
Estimated Future Benefit Payments
Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2021. Because benefit payments will depend on future employment and compensation levels; average years employed; average life spans; and payment elections, among other factors, changes in any of these assumptions could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

	Pension Benefits	Postretirement Benefits
2022	$5,922	$1,262
2023	4,237	1,181
2024	4,121	888
2025	4,113	842
2026	3,934	794
Years 2027 - 2031	18,292	3,544

Supplemental Retirement Plans
We also provide certain senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. While these plans are unfunded, we have assets in a designated non-bankruptcy remote trust that are independently managed and used to provide for certain of these benefits. These plans include supplemental pension benefits as well as compensation-deferral plans, some of which include a corresponding match by us based on a percentage of the compensation deferral. For our supplemental retirement plans, the projected benefit obligation was $2,326 and the net supplemental retirement pension credit was $41 at and for the year ended December 31, 2021. The projected benefit obligation was $2,687 and the net supplemental retirement pension cost was $330 at and for the year ended December 31, 2020.

We use the same significant assumptions for the composite rate of compensation increase in determining our projected benefit obligation and the net pension and postemployment benefit cost. Our discount rates of 2.70% at December 31, 2021 and 2.30% at December 31, 2020 were calculated using the same methodologies used in calculating the discount rate for our qualified pension and postretirement benefit plans.

Deferred compensation expense was $171 in 2021, $183 in 2020 and $199 in 2019.

Contributory Savings Plans
We maintain contributory savings plans that cover substantially all employees. Under the savings plans, we match in cash or company stock a stated percentage of eligible employee contributions, subject to a specified ceiling. There are no debt-financed shares held by the Employee Stock Ownership Plans, allocated or unallocated.

Our match of employee contributions to the savings plans is fulfilled with purchases of our stock on the open market or company cash. Benefit cost, which is based on the cost of shares or units allocated to participating employees’ accounts or the cash contributed to participant accounts, was $760, $814 and $793 for the years ended December 31, 2021, 2020 and 2019.

NOTE 16. SHARE-BASED PAYMENTS

Under our various plans, senior and other management employees and nonemployee directors have received nonvested stock and stock units. In conjunction with the 2018 acquisition of Time Warner, restricted stock units issued under Time Warner plans were converted to AT&T share units that will be distributed in the form of AT&T common stock and cash. The shares will vest over a period of one to four years in accordance with the terms of those plans. In addition, outstanding Time Warner stock options were converted to AT&T stock options that vested within one year. We do not intend to issue any additional grants under the Time Warner Inc. plans. Future grants to eligible employees will be issued under AT&T plans.

AT&T Inc.
Dollars in millions except per share amounts
We grant performance stock units, which are nonvested stock units, based upon our stock price at the date of grant and award them in the form of AT&T common stock and cash at the end of a three-year period, subject to the achievement of certain performance goals. We treat the cash settled portion of these awards as a liability. We grant forfeitable restricted stock and stock units, which are valued at the market price of our common stock at the date of grant and predominantly vest over a three- to five-year period. We also grant other nonvested stock units and award them in cash at the end of a three-year period, subject to the achievement of certain market-based conditions. As of December 31, 2021, we were authorized to issue up to approximately 139 million shares of common stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

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

Our consolidated statements of income include the compensation cost recognized for those plans as operating expenses, as well as the associated tax benefits, which are reflected in the table below:

	2021	2020	2019
Performance stock units	$245	$348	$544
Restricted stock and stock units	385	290	273
Other nonvested stock units	7	—	7
Stock options	—	—	(5)
Total	$637	$638	$819
Income tax benefit	$157	$157	$202

A summary of the status of our nonvested stock units as of December 31, 2021, and changes during the year then ended is presented as follows (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at January 1, 2021	43	$34.50
Granted	36	28.79
Vested	(26)	31.56
Forfeited	(4)	31.52
Nonvested at December 31, 2021	49	$32.06

As of December 31, 2021, there was $916 of total unrecognized compensation cost related to nonvested share-based payment arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.95 years. The total fair value of shares vested during the year was $811 for 2021, compared to $647 for 2020 and $798 for 2019.

It is our intent to satisfy share option exercises using our treasury stock. Cash received from stock option exercises was $60 for 2021, $65 for 2020 and $446 for 2019.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 17. STOCKHOLDERS’ EQUITY

Authorized Shares We have authorized 14 billion common shares of AT&T stock and 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at December 31, 2021 and December 31, 2020, with a $25,000 per share liquidation preference and a dividend rate of 5.000%.
•Series B: 20 thousand shares outstanding at December 31, 2021 and December 31, 2020, with a €100,000 per share liquidation preference, and an initial rate of 2.875%, subject to reset after May 1, 2025.
•Series C: 70 thousand shares outstanding at December 31, 2021 and December 31, 2020, with a $25,000 per share liquidation preference, and a dividend rate of 4.75%.

So long as the quarterly preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price on or after five years from the issuance date, or upon certain other contingent events.

Stock Repurchase Program From time to time, we repurchase shares of common stock for distribution through our employee benefit plans or in connection with certain acquisitions. Our Board of Directors has approved the following authorization to repurchase common stock: (1) March 2013 authorization program of 300 million shares, which was completed in 2020 and (2) March 2014 authorization program for 300 million shares, with approximately 178 million outstanding at December 31, 2021.

To implement these authorizations, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. During 2020, we repurchased approximately 142 million shares totaling $5,278 under the March 2013 and March 2014 authorizations. During 2021, there were no shares repurchased under the March 2014 authorization.

Dividend Declarations In December 2021 and December 2020, AT&T declared a quarterly preferred dividend of $36 and a quarterly common dividend of $0.52 per share of common stock.

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

A holder of the Mobility preferred interests may put the interests to Mobility II. Mobility II may redeem the interests upon a change in control of Mobility II or on or after September 9, 2022. When either option arises due to a passage of time, that option may be exercised only during certain periods.

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

AT&T Inc.
Dollars in millions except per share amounts
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

The holders of the Telco preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of members’ equity are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes.

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

AT&T Inc.
Dollars in millions except per share amounts
Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced at December 31:

	2021		2020
	Equipment Installment	Revolving	Equipment Installment	Revolving
Gross receivables:	$4,361	$3,527	$5,565	$3,909
Balance sheet classification
Accounts receivable
Notes receivable	1,846	—	2,716	—
Trade receivables	606	3,337	554	3,715
Other Assets
Noncurrent notes and trade receivables	1,909	190	2,295	194

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	9,767	6,280	7,827	5,300
Cash proceeds received, net of remittances[1]	6,644	6,280	5,646	5,300
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	2021	2020	2019
Gross receivables sold	$10,793	$7,270	$9,921
Net receivables sold[1]	10,502	7,026	9,483
Cash proceeds received	9,740	6,089	8,189
Deferred purchase price recorded	1,080	1,021	1,451
Guarantee obligation recorded	434	157	341
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

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price:

	2021	2020	2019
Fair value of repurchased receivables	$1,424	$1,271	$1,418
Carrying value of deferred purchase price	1,334	1,235	1,350
Gain on repurchases[1]	$90	$36	$68
1These gains are included in “Selling, general and administrative” in the consolidated statements of income.

At December 31, 2021 and December 31, 2020, our deferred purchase price receivable was $3,177 and $1,991, respectively, of which $2,123 and $1,476 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at December 31, 2021 and December 31, 2020 was $371 and $228, respectively, of which $101 and $161 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program

We have a revolving agreement to transfer up to $6,680 of certain receivables (primarily from WarnerMedia) through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,527 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 13).

The following table sets forth a summary of receivables sold:

	2021	2020	2019
Gross receivables sold/cash proceeds received[1]	$20,060	$15,888	$11,989
Total collections under revolving agreement[2]	18,910	14,888	7,689
Receivables repurchased	170	—	—
Net cash proceeds received	$980	$1,000	$4,300

Net receivables sold[3]	$19,775	$15,760	$11,604
Obligations recorded	18	271	530
1Includes initial sale of receivables of $1,380, $1,000 and $4,300 for 2021, 2020 and 2019, respectively.
2Includes collections of $400, $0 and $0 for 2021, 2020 and 2019, respectively, that were not reinvested under the revolving agreement.
3Receivables net of allowance, return and incentive reserves and imputed interest.

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

AT&T Inc.
Dollars in millions except per share amounts
We determined that we did not transfer control of the tower assets, which prevented us from achieving sale-leaseback accounting for the transaction, and we accounted for the cash proceeds from Crown Castle as a financing obligation on our consolidated balance sheets. We record interest on the financing obligation using the effective interest method at a rate of approximately 3.9%. The financing obligation is increased by interest expense and estimated future net cash flows generated and retained by Crown Castle from operation of the tower sites, and reduced by our contractual payments. We continue to include the tower assets in “Property, Plant and Equipment – Net” on our consolidated balance sheets and depreciate them accordingly. At December 31, 2021 and 2020, the tower assets had a balance of $725 and $764, respectively. Our depreciation expense for these assets was $39 for each of 2021, 2020 and 2019.

Payments made to Crown Castle under this arrangement were $253 for 2021. At December 31, 2021, the future minimum payments under the sublease arrangement are $258 for 2022, $264 for 2023, $269 for 2024, $274 for 2025, $280 for 2026 and $707 thereafter.

NOTE 20. TRANSACTIONS WITH DIRECTV

On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV (see Note 6). The transaction resulted in our deconsolidation of the Video business. Effective August 1, 2021, we began accounting for our investment in DIRECTV under the equity method and recorded our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party (see Note 10).

For the five months ended December 31, 2021, our share of DIRECTV’s earnings included in equity in net income of affiliates was $619. Cash distributions from DIRECTV totaled $1,942, with $619 classified as operating activities and $1,323 classified as investing activities in our consolidated statement of cash flows.

In addition to the assets and liabilities contributed to DIRECTV, we recorded total obligations of approximately $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 is in the form of a note payable to DIRECTV (see Note 6). Cash payments to DIRECTV on the note totaled $459 and were classified as financing activities in our consolidated statement of cash flows. Amounts due under the DIRECTV note were $1,341 at December 31, 2021.

Through our WarnerMedia properties, we license content and programming and provide advertising services to DIRECTV. Revenue recognized from DIRECTV, which was previously eliminated, totaled approximately $670 for the five months ended December 31, 2021. We also provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years.

Pursuant to a commercial agreement, WarnerMedia continues to sell DIRECTV’s advertising inventory under a revenue sharing agreement. WarnerMedia records amounts billed as advertising revenue and recognizes expense for DIRECTV’s revenue share, which was approximately $600 for the five months ended December 31, 2021. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the five months ended December 31, 2021, we billed DIRECTV approximately $550 for these costs, which were primarily recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of approximately $200.

At December 31, 2021, we had accounts receivable from DIRECTV of $436 and accounts payable to DIRECTV of $329.

We are not committed, implicitly or explicitly, to provide financial or other support, other than noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 21. FIRSTNET

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

During 2021, we submitted $120 in sustainability payments, with future payments under the agreement of $195 for 2022, 2023, 2024 and 2025; $1,590 for 2026; and $15,030 thereafter. Amounts paid to FirstNet, which are not expected to be returned to AT&T to be reinvested into our network, will be expensed in the period paid. In the event FirstNet does not reinvest any funds to construct, operate, improve and maintain this network, our maximum exposure to loss is the total amount of the sustainability payments, which would be reflected in higher expense.

The $6,500 of initial funding from FirstNet is contingent on the achievement of six operating capability milestones and certain first responder subscriber adoption targets. These milestones are based on coverage objectives of the first responder network during the construction period, which is expected to be over five years, and subscriber adoption targets. Funding payments received from FirstNet are reflected as a reduction from the costs capitalized in the construction of the network and, as appropriate, a reduction of associated operating expenses. As of December 31, 2021, we have collected approximately $5,860 for the completion of certain tasks and anticipate collecting the remainder of the $6,500 as we achieve milestones set out by FirstNet in 2022. We also received approximately $170 in 2021 from FirstNet for reinvestment above the original success-based payments.

NOTE 22. CONTINGENT LIABILITIES

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

We have contractual obligations to purchase certain goods or services from various other parties. Our purchase obligations are expected to be approximately $28,860 in 2022, $24,585 in total for 2023 and 2024, $11,636 in total for 2025 and 2026 and $12,540 in total for years thereafter.

See Note 13 for a discussion of collateral and credit-risk contingencies.

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

	December 31,
Consolidated Balance Sheets	2021	2020
Accounts payable and accrued liabilities:
Accounts payable	$30,756	$31,836
Accrued payroll and commissions	3,449	2,988
Current portion of employee benefit obligation	1,278	1,415
Accrued participations and residuals	2,966	2,708
Accrued interest	2,463	2,454
Accrued taxes	1,402	1,019
Other	8,347	7,631
Total accounts payable and accrued liabilities	$50,661	$50,051

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Income	2021	2020	2019
Advertising expense	$6,316	$5,253	$6,121
Interest expense incurred	$7,838	$8,048	$8,622
Capitalized interest – capital expenditures	(173)	(123)	(200)
Capitalized interest – spectrum[1]	(781)	—	—
Total interest expense	$6,884	$7,925	$8,422
[1]Included in “Acquisitions, net of cash acquired” on our consolidated statement of cash flows.

Cash and Cash Flows We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances on our consolidated balance sheets:

	December 31,
Cash and Cash Equivalents and Restricted Cash	2021	2020	2019	2018
Cash and cash equivalents	$21,169	$9,740	$12,130	$5,204
Restricted cash in Other current assets	3	9	69	61
Restricted cash in Other Assets	144	121	96	135
Cash and cash equivalents and restricted cash	$21,316	$9,870	$12,295	$5,400

The following table summarizes cash paid during the periods for interest income taxes and spectrum:

Consolidated Statements of Cash Flows	2021	2020	2019
Cash paid (received) during the year for:
Interest	$7,673	$8,237	$8,693
Income taxes, net of refunds	700	993	1,421
Spectrum acquisitions[1]	24,672	1,613	1,576
[1]Included as cash paid for “Acquisitions, net of cash acquired” on our consolidated statement of cash flows. Excludes interest during construction.

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. We recorded $5,282 of vendor financing commitments related to capital investments in 2021, $4,664 in 2020 and $2,632 in 2019.

Total vendor financing payables included in our December 31, 2021 consolidated balance sheet were approximately $5,000, with $3,950 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

Labor Contracts As of January 31, 2022, we employed approximately 203,000 persons. Approximately 37% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts included the following:
•A contract covering approximately 12,000 Mobility employees in 36 states and the District of Columbia is set to expire in February 2022.
•A contract covering approximately 6,000 wireline employees in five Midwest states that was set to expire in April 2022 was extended for a four-year period until April 2026.
•A contract covering approximately 3,000 MW IBEW employees is set to expire in June 2022.
•A contract covering approximately 2,000 AT&T Corp. employees nationwide that was set to expire in April 2022 was extended for a four-year period until April 2026.
•A contract covering approximately 170 Teamsters Alascom employees in Alaska is set to expire in February 2022.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2021.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

a.Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

b.Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 but was not reported.

AT&T Inc.
Dollars in millions except per share amounts
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.” Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s 2022 definitive proxy statement (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2021, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	78,313,573 (1)	$29.87	115,401,058 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	78,313,573 (3)	$29.87	115,401,058 (2)

(1)Includes the issuance of stock in connection with the following stockholder approved plans: (a) 349 stock options under the Stock Purchase and Deferral Plan (SPDP), (b) 97,731 phantom stock units under the Stock Savings Plan (SSP), 14,455,686 phantom stock units under the SPDP, 0 restricted stock units under the 2011 Incentive Plan, 806,254 restricted stock units under the 2016 Incentive Plan and 32,316,464 restricted stock units under the 2018 Incentive Plan, (c) 0 target number of stock-settled performance shares under the 2011 Incentive Plan, 0 target number of stock-settled performance shares under the 2016 Incentive Plan, and 27,341,555 target number of stock-settled performance shares under the 2018 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.
The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents). Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 3,295,534 phantom stock units (computed on a first-in-first-out basis) that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan.
(2)Includes 25,799,904 shares that may be issued under the SPDP, 87,034,186 shares that may be issued under the 2018 Incentive Plan, and up to 2,566,969 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.
(3)Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2021, there were 2,861,614 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $21.63. Also, does not include 355,008 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with an estimated 111,755 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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

Exhibit Number
2-a	Agreement and Plan of Merger, dated as of May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 2.1 to Form 8-K filed on May 20, 2021)*
2-b	Separation and Distribution Agreement, dated as of May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 2.2 to Form 8-K filed on May 20, 2021)*
3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013)
3-b	Bylaws (Exhibit 3.1 to Form 8-K filed on June 26, 2020)
3-c	Certificate of Designations with respect to Series A Preferred Stock (Exhibit 3.1 to Form 8-K filed on December 12, 2019)
3-d	Certificate of Designations with respect to Series B Preferred Stock (Exhibit 3.1 to Form 8-K filed on February 18, 2020)
3-e	Certificate of Designations with respect to Series C Preferred Stock (Exhibit 3.2 to Form 8-K filed on February 18, 2020)

AT&T Inc.
Dollars in millions except per share amounts

4-a	No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for the period ending December 31, 2011)
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

4-i	Description of AT&T’s Securities Registered Under Section 12 of the Exchange Act
10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)**
10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)**
	10-b(i)	Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)**
	10-b(ii)	Resolution Regarding John Stephens (Exhibit 10-c to Form 10-Q for the period ending September 30, 2017)**
10-c	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)**
10-d	Short Term Incentive Plan (Exhibit 10.1 to Form 8-K filed on February 2, 2018)**
10-e	Supplemental Life Insurance Plan (Exhibit 10.1 to Form 8-K filed on June 26, 2020)**
10-f	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)**
10-g	2005 Supplemental Employee Retirement Plan**
10-h	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)**
10-i	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)**
10-j	Stock Purchase and Deferral Plan as amended July 29,2021 (Exhibit 10.6 to Form 10-Q for the period ending September 30, 2021)**
10-k	Cash Deferral Plan as amended July 29, 2021 (Exhibit 10.5 to Form 10-Q for the period ending September 30, 2021)**
10-l
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)**

10-m	Officer Disability Plan (Exhibit 10-i to Form 10-Q for the period ending June 30, 2009)**
10-n	AT&T Inc. Health Plan (Exhibit 10.4 to Form 10-Q for the period ending September 30, 2021)**
10-o	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)**
10-p	AT&T Inc. Equity Retention and Hedging Policy (Exhibit 10.2 to Form 8-K filed on December 16, 2011)
10-q	Administrative Plan (Exhibit 10-q to Form 10-K for the period ending December 31, 2019)**
10-r	AT&T Inc. Non-Employee Director Stock and Deferral Plan**

AT&T Inc.
Dollars in millions except per share amounts

10-s	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)**
10-t	AT&T Inc. Board of Directors Communications Concession Program (Exhibit 10-aa to Form 10-K for the period ending December 31, 2012)
10-u
Form of Indemnity Agreement, effective July 1, 1986, between Southwestern Bell Corporation (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for the period ending December 31, 2011)**

10-v	AT&T Executive Physical Program (Exhibit 10-ff to Form 10-K for the period ending December 31, 2016)**
10-w	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)**
10-x	Agreement between Jason Kilar and WarnerMedia LLC (Exhibit 10.2 to Form 10-Q for the period ending June 30, 2020)**
10-y
$7,500,000,000 Amended and Restated Credit Agreement, dated as of November 17, 2020, among AT&T Inc., certain lenders named therein and Citibank, N.A., as agent. (Exhibit 10.1 to Form 8-K filed on November 18, 2020)

10-z	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 4, 2021 (Exhibit 10.3 to Form 8-K filed June 10, 2021)
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

10-cc	Amendment No. 2 to the Five Year Credit Agreement dated as of June 4, 2021 (Exhibit 10.4 to Form 8-K filed June 10, 2021)
10-dd	Amended and Restated Contribution Agreement (Exhibit 10-ee to Form 10-K for the period ending December 31, 2018)
10-ee	Fifth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10-1 to Form 10-Qfor the period ending September 30, 2020)
10-ff	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10-gg to Form 10-K for the period ending December 31,2018)
10-gg	Second Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10-hh to Form 10-K for the period ending December 31, 2018)
10-hh
Amended and Restated Registration Rights Agreement by and among AT&T Inc. and The SBC Master Pension Trust and Brock Fiduciary Services LLC (Exhibit 10-ii to Form 10-K for the period ending December 31, 2018)

10-ii
First Amendment to Amended and Restated Registration Rights Agreement by and among AT&T Inc. and The SBC Master Pension Trust and Brock Fiduciary Services LLC (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2020)

10-jj	Second Amended and Restated Limited Liability Company Agreement of NCWPCS MPL Holdings, LLC (Exhibit 10.1 to Form 8-K filed on December 12, 2019)
10-kk	AT&T Inc. Change in Control Severance Plan (Exhibit 10.1 to Form 8-K filed on June 30, 2014)**
10-ll	Agreement of Contribution and Subscription, dated February 25, 2021 (Exhibit 10.1 to Form 8-K filed on February 25, 2021)
10-mm	Term Loan Credit Agreement, dated as of January 29, 2021, among AT&T Inc., the Initial Lenders and Bank of America N.A. as Agent (Exhibit 10.1 to Form 8-K filed on January 29, 2021)
10-nn	Amendment No. 1 to the Term Loan Credit Agreement dated as of June 4, 2021(Exhibit 10.2 to Form 8-K filed June 10, 2021)
10-oo	Consulting Services Agreement (Exhibit 10.1 to Form 8-K filed on March 30, 2021)**
10-pp	Voting Agreement (Exhibit 10.1 to Form 8-K Filed on May 20, 2021)
10-qq	Voting Agreement (Exhibit 10.2 to Form 8-K Filed on May 20, 2021)
10-rr	Employee Matters Agreement by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.3 to Form 8-K Filed on May 20, 2021)

AT&T Inc.
Dollars in millions except per share amounts

10-ss	Tax Matters Agreement between among AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.4 to Form 8-K Filed on May 20, 2021)
10-tt
Credit Agreement dated as of June 4, 2021 among Magallanes, Inc., as Borrower, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Goldman Sachs Bank USA as Syndication Agent (Exhibit 10.1 to Form 8-K filed June 10, 2021)

10-uu	Amended and Restated Limited Liability Company Agreement of DIRECTV Entertainment Holdings LLC, dated as of July 31, 2021 (Exhibit 10.1 to Form 8-K filed August 2, 2021)
10-vv	Relocation Program Plan (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2021)**
10-ww
Amendment Regarding Continuation of Active Employee Participant Benefits in Certain AT&T Benefit Plans in Connection with DIRECTV Transaction (Exhibit 10.3 to Form 10-Q for the period ending September 30, 2021)**

21	Subsidiaries of AT&T Inc.
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
99	Supplemental Interim Financial Information
101
The consolidated financial statements from the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 16, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.
**Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

ITEM 16. FORM 10-K SUMMARY

None.

AT&T Inc.
Dollars in millions except per share amounts
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Losses

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period (d)
Year 2021	$1,589	$1,240	$—	$—	$1,693	$1,136
Year 2020	$1,235	$1,972	$405	$—	$2,023	$1,589
Year 2019	$907	$2,575	$—	$—	$2,247	$1,235
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
(c)Amounts written off as uncollectible, or related to divested entities.
(d)Includes balances applicable to trade receivables, loans, contract assets and other assets subject to credit loss measurement (see Note 1).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Deferred Tax Assets

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquisitions	Deductions	Balance at End of Period

Year 2021	$4,773	(135)	—	—	—	$4,638
Year 2020	$4,941	(168)	—	—	—	$4,773
Year 2019	$4,588	(18)	371	—	—	$4,941
(a)Includes current year reclassifications from other balance sheet accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2022.
AT&T INC.

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

Principal Financial and Accounting Officer:
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

/s/ Pascal Desroches
Pascal Desroches, as attorney-in-fact
and on his own behalf as Principal
Financial Officer and Principal
Accounting Officer

February 16, 2022

Directors:
John T. Stankey*	Michael B. McCallister*
Samuel A. Di Piazza, Jr.*	Beth E. Mooney*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	Cynthia B. Taylor*
William E. Kennard*	Luis A. Ubiñas*
Debra L. Lee*	Geoffrey Y. Yang*
Stephen J. Luczo*
* by power of attorney