Form 10-Q
period 2022-03-31
AT&T INC.
filed 2022-05-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
Yes ☐ No ☒

At April 27, 2022, there were 7,159 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2022	2021
Operating Revenues
Service	$32,392	$38,504
Equipment	5,713	5,435
Total operating revenues	38,105	43,939

Operating Expenses
Cost of revenues
Equipment	6,038	5,556
Broadcast, programming and operations	4,313	7,538
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	7,206	7,993
Selling, general and administrative	9,368	9,382
Depreciation and amortization	5,539	5,809
Total operating expenses	32,464	36,278
Operating Income	5,641	7,661
Other Income (Expense)
Interest expense	(1,722)	(1,870)
Equity in net income (loss) of affiliates	501	52
Other income (expense) — net	2,187	4,221
Total other income (expense)	966	2,403
Income Before Income Taxes	6,607	10,064
Income tax expense	1,443	2,122
Net Income	5,164	7,942
Less: Net Income Attributable to Noncontrolling Interest	(354)	(392)
Net Income Attributable to AT&T	$4,810	$7,550
Less: Preferred Stock Dividends	(48)	(50)
Net Income Attributable to Common Stock	$4,762	$7,500
Basic Earnings Per Share Attributable to Common Stock	$0.66	$1.04
Diluted Earnings Per Share Attributable to Common Stock	$0.65	$1.02
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,184	7,161
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,556	7,482
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2022	2021
Net income	$5,164	$7,942
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $0 and $(4) attributable to noncontrolling interest), net of taxes of $5 and $(37)	19	(109)
Securities:
Net unrealized gains (losses), net of taxes of $(23) and $(18)	(69)	(55)
Reclassification adjustment included in net income, net of taxes of $1 and $(1)	3	(2)
Derivative instruments:
Net unrealized gains (losses), net of taxes of $69 and $136	258	511
Reclassification adjustment included in net income, net of taxes of $4 and $6	15	24
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(152) and $(165)	(465)	(504)
Other comprehensive income (loss)	(239)	(135)
Total comprehensive income	4,925	7,807
Less: Total comprehensive income attributable to noncontrolling interest	(354)	(388)
Total Comprehensive Income Attributable to AT&T	$4,571	$7,419
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$38,565	$21,169
Accounts receivable – net of related allowances for credit loss of $788 and $771	17,218	17,571
Inventories	3,153	3,464
Prepaid and other current assets	17,920	17,793
Total current assets	76,856	59,997
Noncurrent Inventories and Theatrical Film and Television Production Costs	19,803	18,983
Property, plant and equipment	323,434	329,488
Less: accumulated depreciation and amortization	(196,275)	(203,584)
Property, Plant and Equipment – Net	127,159	125,904
Goodwill	133,247	133,223
Licenses – Net	114,107	113,830
Trademarks and Trade Names – Net	21,781	21,938
Distribution Networks – Net	11,486	11,942
Other Intangible Assets – Net	11,452	11,783
Investments in and Advances to Equity Affiliates	5,943	7,274
Operating Lease Right-Of-Use Assets	23,941	24,180
Deposits on Wireless Licenses	9,129	—
Other Assets	22,291	22,568
Total Assets	$577,195	$551,622
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$27,333	$24,630
Note payable to DIRECTV	1,047	1,245
Accounts payable and accrued liabilities	46,845	50,661
Advanced billings and customer deposits	5,183	5,303
Dividends payable	2,086	3,749
Total current liabilities	82,494	85,588
Long-Term Debt	180,225	152,724
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	65,963	65,226
Postemployment benefit obligation	11,294	12,649
Operating lease liabilities	20,917	21,261
Other noncurrent liabilities	29,746	30,223
Noncurrent portion of note payable to DIRECTV	—	96
Total deferred credits and other noncurrent liabilities	127,920	129,455
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at March 31, 2022 and December 31, 2021):
Series A (48,000 issued and outstanding at March 31, 2022 and December 31, 2021)	—	—
Series B (20,000 issued and outstanding at March 31, 2022 and December 31, 2021)	—	—
Series C (70,000 issued and outstanding at March 31, 2022 and December 31, 2021)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2022 and December 31, 2021: issued 7,620,748,598 at March 31, 2022 and December 31, 2021)	7,621	7,621
Additional paid-in capital	129,637	130,112
Retained earnings	45,041	42,350
Treasury stock (461,896,657 at March 31, 2022 and 479,684,705 at December 31, 2021, at cost)	(16,553)	(17,280)
Accumulated other comprehensive income	3,290	3,529
Noncontrolling interest	17,520	17,523
Total stockholders’ equity	186,556	183,855
Total Liabilities and Stockholders’ Equity	$577,195	$551,622
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2022	2021
Operating Activities
Net income	$5,164	$7,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,539	5,809
Amortization of film and television costs	3,009	2,886
Distributed (undistributed) earnings from investments in equity affiliates	26	(47)
Provision for uncollectible accounts	460	321
Deferred income tax expense	932	1,848
Net (gain) loss on investments, net of impairments	93	(119)
Pension and postretirement benefit expense (credit)	(937)	(974)
Actuarial (gain) loss on pension and postretirement benefits	(1,053)	(2,844)
Changes in operating assets and liabilities:
Receivables	(228)	751
Other current assets, inventories and theatrical film and television production costs	(3,261)	(3,518)
Accounts payable and other accrued liabilities	(4,031)	(3,060)
Equipment installment receivables and related sales	541	1,190
Deferred customer contract acquisition and fulfillment costs	(259)	244
Postretirement claims and contributions	(97)	(343)
Other - net	(166)	(159)
Total adjustments	568	1,985
Net Cash Provided by Operating Activities	5,732	9,927
Investing Activities
Capital expenditures	(4,748)	(4,033)
Acquisitions, net of cash acquired	(9,244)	(22,884)
Dispositions	11	51
Distributions from DIRECTV in excess of cumulative equity in earnings	1,315	—
Other - net	15	14
Net Cash Used in Investing Activities	(12,651)	(26,852)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	2,285	687
Issuance of other short-term borrowings	2,593	15,485
Repayment of other short-term borrowings	(3,407)	—
Issuance of long-term debt	30,296	9,097
Repayment of long-term debt	(802)	(902)
Repayment of note payable to DIRECTV	(294)	—
Payment of vendor financing	(1,566)	(1,690)
Purchase of treasury stock	(197)	(176)
Issuance of treasury stock	26	63
Dividends paid	(3,749)	(3,741)
Other - net	(934)	(340)
Net Cash Provided by Financing Activities	24,251	18,483
Net increase in cash and cash equivalents and restricted cash	17,332	1,558
Cash and cash equivalents and restricted cash beginning of year	21,316	9,870
Cash and Cash Equivalents and Restricted Cash End of Period	$38,648	$11,428
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2022		March 31, 2021
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$130,112		$130,175
Issuance of treasury stock		(126)		(70)
Share-based payments		(349)		(249)
Balance at end of period		$129,637		$129,856
Retained Earnings
Balance at beginning of period		$42,350		$37,457
Net income attributable to AT&T		4,810		7,550
Preferred stock dividends		(99)		(117)
Common stock dividends ($0.2775 and $0.52 per share)		(2,020)		(3,736)
Balance at end of period		$45,041		$41,154
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2022		March 31, 2021
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(480)	$(17,280)	(495)	$(17,910)
Repurchase and acquisition of common stock	(8)	(197)	(6)	(176)
Reissuance of treasury stock	26	924	20	744
Balance at end of period	(462)	$(16,553)	(481)	$(17,342)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$3,529		$4,330
Other comprehensive income attributable to AT&T		(239)		(131)
Balance at end of period		$3,290		$4,199
Noncontrolling Interest
Balance at beginning of period		$17,523		$17,567
Net income attributable to noncontrolling interest		354		392
Acquisition of interest held by noncontrolling owners		(16)		—
Distributions		(341)		(364)
Translation adjustments attributable to noncontrolling interest, net of taxes		—		(4)
Balance at end of period		$17,520		$17,591
Total Stockholders' Equity at beginning of period		$183,855		$179,240
Total Stockholders' Equity at end of period		$186,556		$183,079
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

On April 8, 2022, we completed the previously announced separation of our WarnerMedia business, which represented substantially all of our WarnerMedia segment except for certain retained assets such as Xandr, in a Reverse Morris Trust transaction, under which Magallanes, Inc. (Spinco), a wholly-owned subsidiary of AT&T that held the WarnerMedia business, was distributed to AT&T stockholders via a pro rata dividend, followed by the combination of Spinco with a subsidiary of Discovery, Inc. (Discovery), which was renamed Warner Bros. Discovery, Inc. (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. (See Notes 8 and 13)

As of March 31, 2022, the results of the WarnerMedia business are included in the continuing operations of AT&T for all periods presented herein. With the separation and distribution, the WarnerMedia business will meet the criteria for discontinued operations beginning with our second-quarter 2022 reporting. For discontinued operations, we evaluated transactions completed during 2021 that were components of AT&T’s single plan of a strategic shift, including dispositions that may not have individually met the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses will be reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation (see Note 4).

In the tables throughout this document, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Accounting Policies, Adopted and Pending Accounting Standards and Other Changes

Customer Acquisition and Fulfillment Costs During the first quarter of 2022, we updated our analysis of expected economic lives of customer relationships. As of January 1, 2022, we extended the amortization period for deferred acquisition and fulfillment contract costs within Mobility and broadband/fiber in Consumer Wireline and Business Wireline to better reflect the estimated economic lives of the relationships. These changes in accounting estimate decreased other cost of revenues approximately $135, or $0.01 per diluted share, in the first quarter of 2022.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Fiber Network Assets During the first quarter of 2022, we updated our analysis of economic lives of AT&T owned fiber network assets. As of January 1, 2022, we extended the estimated economic life and depreciation period of such costs to better reflect the physical life of the assets that we had been experiencing and absence of technological changes that would replace fiber as the best broadband technology in the industry. The change in accounting estimate decreased depreciation expense $70, or $0.01 per diluted share, in the first quarter of 2022.

Convertible Instruments As of January 1, 2022, we adopted, through retrospective application, Accounting Standards Update (ASU) No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. While our intent is to settle the Mobility II preferred interests in cash, the ability to settle this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility II preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period.

The following table presents the impact of the adoption of ASU 2020-06 on our diluted earnings per share:
	Historical Accounting Method	Effect of Adoption of ASU 2020-06[1]	Under ASU 2020-06

Diluted earnings per share:
Three months ended March 31, 2022	$0.66	$(0.01)	$0.65
Three months ended March 31, 2021	$1.04	$(0.02)	$1.02
[1]See Note 2 for a discussion of the numerator and denominator adjustments.

Government Assistance The Financial Accounting Standards Board (FASB) issued ASU No, 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10), which requires annual disclosures, beginning with the 2022 Annual Report on Form 10-K, in the notes to the financial statements, about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. The annual disclosures include terms and conditions, accounting treatment and impacted financial statement lines reflecting the impact of the transactions. ASU 2021-10 will be effective for annual reporting periods beginning after December 15, 2021, which we plan to adopt under prospective application for all in scope government transactions in the financial statements as of our adoption date or thereafter.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021, is shown in the table below:

	Three months ended
	March 31,
	2022	2021
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$4,762	$7,500
Dilutive potential common shares:
Mobility II preferred interests	140	140
Share-based payment	6	6
Numerator for diluted earnings per share	$4,908	$7,646
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,184	7,161
Dilutive potential common shares:
Mobility II preferred interests (in shares)	337	294
Share-based payment (in shares)	35	27
Denominator for diluted earnings per share	7,556	7,482

Upon the adoption of ASU 2020-06 in the first quarter of 2022, the ability to settle our Mobility II preferred interests in stock is reflected in our diluted earnings per share calculation. While our intent is to settle the Mobility II preferred interests in cash, the ability to settle this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility II preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period. The numerator includes an adjustment to add back to income the earned distributions on the Mobility II preferred interests, included in net income attributable to noncontrolling interest, and the denominator includes the potential issuance of AT&T common stock to settle the Mobility II preferred interests outstanding. (See Note 1)

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	19		(69)		258		—		208
Amounts reclassified from accumulated OCI	—	1	3	1	15	2	(465)	3	(447)
Net other comprehensive income (loss)	19		(66)		273		(465)		(239)
Balance as of March 31, 2022	$(1,945)		$(21)		$(1,149)		$6,405		$3,290

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	(105)		(55)		511		—		351
Amounts reclassified from accumulated OCI	—	1	(2)	1	24	2	(504)	3	(482)
Net other comprehensive income (loss)	(105)		(57)		535		(504)		(131)
Balance as of March 31, 2021	$(4,031)		$54		$(244)		$8,420		$4,199
[1](Gains) losses are included in “Other income (expense) - net” in the consolidated statements of income.
[2](Gains) losses are primarily included in “Interest expense” in the consolidated statements of income (see Note 7).
[3]The amortization of prior service credits associated with postretirement benefits are included in “Other income (expense) - net” in the consolidated statements of income (see Note 6).

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
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the first quarter of 2022, we reclassified into "Corporate" certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $100 in the first quarter of 2021, with a total of $270 for full-year 2021. Correspondingly, this recast lowered administrative expenses at AT&T’s Communications operations, Video and WarnerMedia, with no change on a consolidated basis.

The Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides broadband services, including fiber connections that now provide our multi-gig services to residential customers. Consumer Wireline also provides legacy telephony voice communication services.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising. On April 8, 2022, we completed the separation of our WarnerMedia business, which excluded certain retained assets, such as Xandr, with a subsidiary of Discovery by distribution to AT&T stockholders via a pro rata dividend. On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr to Microsoft Corporation (Microsoft). (See Notes 8 and 13)

The Latin America segment provides wireless services and equipment in Mexico, and prior to the November 2021 disposition of Vrio, video services in Latin America and the Caribbean.

Corporate and Other reconciles our segment results to consolidated operating income and income before income taxes.

Corporate includes:
•DTV stranded costs, which are costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV Entertainment Holdings, LLC (DIRECTV) under transition service agreements.
•Parent administration support, which includes costs borne by AT&T where the business units do not influence decision making.
•Securitization fees associated with our sales of installment receivables (see Note 9).
•Value portfolio, which are businesses no longer integral to our operations or which we no longer actively market.

Other items consist of:
•Video, which includes our former U.S. video operations that were contributed to DIRECTV on July 31, 2021, and our share of DIRECTV’s earnings as equity in net income of affiliates (see Note 11).
•Held-for-sale and other reclassifications, which includes our former Crunchyroll and Government Solutions operations, WarnerMedia film amortization recharacterization, WarnerMedia receivable securitization, and reclassification of parent administrative costs in connection with the separation of Video and WarnerMedia.
•Reclassification of prior service credits, which includes the reclassification of prior service credit amortization, where we present the impact of benefit plan amendments in our business unit results.
•Merger & Significant Items, which includes items associated with the merger and integration of acquired or divested businesses, including amortization of intangible assets, employee separation charges associated with voluntary and/or strategic offers, asset impairments and abandonments, and other items for which the segments are not being evaluated.
•Eliminations and consolidations, removes transactions involving dealings between our segments, including channel distribution between WarnerMedia and Video and Vrio prior to separation, Communications company bundling HBO MAX and, prior to the separation of DIRECTV, includes adjustments for our reporting of the advertising business.

“Interest expense” and “Other income (expense) – net,” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Operating Contribution
Communications
Mobility	$20,075	$12,163	$7,912	$2,059	$5,853	$—	$5,853
Business Wireline	5,640	3,482	2,158	1,299	859	—	859
Consumer Wireline	3,161	2,078	1,083	766	317	—	317
Total Communications	28,876	17,723	11,153	4,124	7,029	—	7,029
WarnerMedia	8,741	7,295	1,446	127	1,319	(13)	1,306
Latin America - Mexico	690	631	59	161	(102)	—	(102)
Segment Total	38,307	25,649	12,658	4,412	8,246	$(13)	$8,233
Corporate and Other
Corporate:
DTV stranded costs	8	128	(120)	134	(254)	—	(254)
Parent administration support	(12)	312	(324)	4	(328)	(8)	(336)
Securitization fees	16	82	(66)	—	(66)	—	(66)
Value portfolio	118	24	94	9	85	—	85
Total Corporate	130	546	(416)	147	(563)	(8)	(571)
Video	—	—	—	—	—	522	522
Held-for-sale and other reclassifications	29	16	13	9	4	—	4
Reclassification of prior service credits	—	617	(617)	—	(617)	—	(617)
Merger & Significant Items	—	458	(458)	971	(1,429)	—	(1,429)
Eliminations and consolidations	(361)	(361)	—	—	—	—	—
Total Corporate and Other	(202)	1,276	(1,478)	1,127	(2,605)	514	(2,091)
AT&T Inc.	$38,105	$26,925	$11,180	$5,539	$5,641	$501	$6,142

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Operating Contribution
Communications
Mobility	$19,034	$10,976	$8,058	$2,014	$6,044	$—	$6,044
Business Wireline	6,046	3,688	2,358	1,278	1,080	—	1,080
Consumer Wireline	3,098	2,029	1,069	762	307	—	307
Total Communications	28,178	16,693	11,485	4,054	7,431	—	7,431
WarnerMedia	8,526	6,403	2,123	163	1,960	70	2,030
Latin America
Mexico	631	620	11	145	(134)	—	(134)
Vrio	743	661	82	117	(35)	(4)	(39)
Total Latin America	1,374	1,281	93	262	(169)	(4)	(173)
Segment Total	38,078	24,377	13,701	4,479	9,222	$66	$9,288
Corporate and Other
Corporate:
DTV stranded cost	—	—	—	—	—	—	—
Parent administration support	(12)	334	(346)	6	(352)	(9)	(361)
Securitization fees	13	40	(27)	—	(27)	—	(27)
Value portfolio	163	41	122	9	113	—	113
Total Corporate	164	415	(251)	15	(266)	(9)	(275)
Video	6,725	5,660	1,065	164	901	—	901
Held-for-sale and other reclassifications	262	228	34	20	14	(5)	9
Reclassification of prior service credits	—	669	(669)	—	(669)	—	(669)
Merger & Significant Items	—	61	(61)	1,131	(1,192)	—	(1,192)
Eliminations and consolidations	(1,290)	(941)	(349)	—	(349)	—	(349)
Total Corporate and Other	5,861	6,092	(231)	1,330	(1,561)	(14)	(1,575)
AT&T Inc.	$43,939	$30,469	$13,470	$5,809	$7,661	$52	$7,713

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended March 31,
	2022	2021
Communications	$7,029	$7,431
WarnerMedia	1,306	2,030
Latin America	(102)	(173)
Segment Contribution	8,233	9,288
Reconciling Items:
Corporate	(563)	(266)
Video	—	901
Held-for-sale and other reclassifications	4	14
Merger, transaction and other costs	(364)	(37)
Amortization of intangibles acquired	(971)	(1,131)
Employee separation costs and benefit-related gains (losses)	(94)	(24)
Reclassification of prior service credits	(617)	(669)
Segment equity in net income of affiliates	13	(66)
Eliminations and consolidations	—	(349)
AT&T Operating Income	5,641	7,661
Interest Expense	1,722	1,870
Equity in net income (loss) of affiliates	501	52
Other income (expense) — net	2,187	4,221
Income Before Income Taxes	$6,607	$10,064

The following table presents intersegment revenues by segment:

Intersegment Reconciliation
	Three months ended March 31,
	2022	2021
Intersegment Revenues
Communications	$3	$3
WarnerMedia[1]	358	838
Latin America	—	—
Total Intersegment Revenues	361	841
Consolidations	—	449
Eliminations and consolidations	$361	$1,290
[1]Includes sales to the Communications segment for HBO MAX, and through July and November 2021, sales to the former Video and Vrio businesses, respectively.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended March 31, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$14,648	$—	$—	$—	$490	$17	$—	$15,155
Business service	—	5,478	—	—	—	—	—	5,478
Broadband	—	—	2,355	—	—	—	—	2,355
Subscription	—	—	—	3,997	—	—		3,687
DTC (HBO Max)[1]	—	—	—	—	—	—	(310)
Content	—	—	—	3,742	—	—	—	2,820
DTC (HBO Max)[2]	—	—	—	(735)	—	—	—
Other[2]	—	—	—	(187)	—	—	—
Advertising	76	—	—	1,685	—	—	—	1,761
Legacy voice and data	—	—	460	—	—	89	—	549
Other	—	—	346	239	—	53	(51)	587
Total Service	14,724	5,478	3,161	8,741	490	159	(361)	32,392
Equipment	5,351	162	—	—	200	—		5,713
Total	$20,075	$5,640	$3,161	$8,741	$690	$159	$(361)	$38,105
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($224 with Mobility and $86 with Consumer Wireline).
[2]Represents intercompany transactions in the WarnerMedia segment.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	WarnerMedia	Latin America	Corporate & Other	Elim.	Total
Wireless service	$13,965	$—	$—	$—	$439	$10	$—	$14,414
Video service	—	—	—	—	743	6,295	—	7,038
Business service	—	5,872	—	—	—	70	—	5,942
Broadband	—	—	2,205	—	—	—	—	2,205
Subscription	—	—	—	3,830	—	—	—	3,010
DTC (HBO Max)[1]	—	—	—	—	—	—	(235)
Other[2]	—	—	—	—	—	—	(585)
Content	—	—	—	3,420	—	—	—	2,802
DTC (HBO Max)[3]	—	—	—	(331)	—	—	—
Other[3]	—	—	—	(287)	—	—	—
Advertising	83	—	—	1,737	—	388	(388)	1,820
Legacy voice and data	—	—	519	—	—	123	—	642
Other	—	—	332	157	—	224	(82)	631
Total Service	14,048	5,872	3,056	8,526	1,182	7,110	(1,290)	38,504
Equipment	4,986	174	42	—	192	41	—	5,435
Total	$19,034	$6,046	$3,098	$8,526	$1,374	$7,151	$(1,290)	$43,939
[1]Represents DTC (HBO Max) intercompany sales to the Communications segment ($145 with Mobility and $90 with Consumer Wireline).
[2]Represents intercompany video distribution arrangements primarily to DIRECTV/U-verse from WarnerMedia.
[3]Represents intercompany transactions in the WarnerMedia segment.

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline, and consumer wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2022	2021
Deferred Acquisition Costs
Prepaid and other current assets	$2,522	$2,551
Other Assets	3,541	3,247
Total deferred customer contract acquisition costs	$6,063	$5,798
Deferred Fulfillment Costs
Prepaid and other current assets	$2,436	$2,600
Other Assets	4,306	4,148
Total deferred customer contract fulfillment costs	$6,742	$6,748

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2022	2021[1]
Deferred acquisition cost amortization	$663	$764
Deferred fulfillment cost amortization	664	1,290
[1]Includes deferred acquisition amortization of $171 and deferred fulfillment cost amortization of $595 from our separated Video business for the quarter ended March 31, 2021.
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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2022	2021
Contract asset	$4,708	$4,518
Current portion in “Prepaid and other current assets”	2,740	2,685
Contract liability	5,586	5,645
Current portion in “Advanced billings and customer deposits”	5,079	5,112

Our contract asset balances for the quarter ended March 31, 2022 and December 31, 2021 reflect increased promotional equipment sales in our wireless business. We expect the amortization of these promotional costs to increase throughout 2022 and the contract asset to flatten in 2023.

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $3,697.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,300, of which we expect to recognize approximately 80% by the end of 2023, with the balance recognized thereafter.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2022.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. We anticipate total distributions from the pension plan will exceed the threshold of service and interest costs for 2022, requiring us to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter-end in 2022, as we expect settlements to occur during each quarter.

As part of our first-quarter 2022 remeasurement, the weighted-average discount rate used to measure our pension benefit obligation increased to 3.70% at March 31, 2022, as compared to 3.00% at December 31, 2021. The discount rate in effect for determining pension service and interest costs after remeasurement is 3.80% and 3.40% respectively. The remeasurement reflects an actual return on pension plan assets of (5.20)% (three-month rate) relative to our expected long-term rate of 6.75% (annual rate). Similar to 2022, in 2021 we were required to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter end.

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension (credit) cost is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

	Three months ended
	March 31,
	2022	2021
Pension cost:
Service cost – benefits earned during the period	$183	$254
Interest cost on projected benefit obligation	320	291
Expected return on assets	(868)	(877)
Amortization of prior service credit	(33)	(36)
Net pension (credit) cost before remeasurement	(398)	(368)
Actuarial (gain) loss	(1,012)	(2,844)
Net pension (credit) cost	$(1,410)	$(3,212)

Postretirement cost:
Service cost – benefits earned during the period	$9	$11
Interest cost on accumulated postretirement benefit obligation	63	53
Expected return on assets	(32)	(38)
Amortization of prior service credit	(582)	(634)
Net postretirement (credit) cost	$(542)	$(608)
Combined net pension and postretirement (credit) cost	$(1,952)	$(3,820)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter ended 2022 and 2021, net supplemental pension benefits costs not included in the table above were $12, respectively. During the first quarter of 2022, we also recorded an actuarial gain of $41.

AT&T INC.
MARCH 31, 2022

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2021.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$197,829	$209,516	$169,147	$194,891
Commercial paper	8,069	8,069	6,586	6,586
Investment securities[2]	3,201	3,201	3,374	3,374
[1]Includes credit agreement borrowings. Excludes note payable to DIRECTV.
[2]Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2022 and December 31, 2021. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,198	$—	$—	$1,198
International equities	218	—	—	218
Fixed income equities	216	—	—	216
Available-for-Sale Debt Securities	—	1,285	—	1,285
Asset Derivatives
Cross-currency swaps	—	162	—	162
Foreign exchange contracts	—	2	—	2
Liability Derivatives
Cross-currency swaps	—	(3,680)	—	(3,680)
Foreign exchange contracts	—	(25)	—	(25)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,256	$—	$—	$1,256
International equities	227	—	—	227
Fixed income equities	230	—	—	230
Available-for-Sale Debt Securities	—	1,384	—	1,384
Asset Derivatives
Cross-currency swaps	—	211	—	211
Foreign exchange contracts	—	8	—	8
Liability Derivatives
Cross-currency swaps	—	(3,170)	—	(3,170)
Foreign exchange contracts	—	(41)	—	(41)

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
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2022	2021
Total gains (losses) recognized on equity securities	$(95)	$55
Gains (Losses) recognized on equity securities sold	(7)	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(88)	$55

At March 31, 2022, available-for-sale debt securities totaling $1,285 have maturities as follows - less than one year: $61; one to three years: $161; three to five years: $201; five or more years: $862.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings through the swap accrual over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2022 and 2021, no ineffectiveness was measured on fair value hedges.

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
MARCH 31, 2022

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $70 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheets. Net gains on net investment hedges recognized in accumulated OCI in the first quarter of 2022 were $44.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2022, we had posted collateral of $606 (a deposit asset) and held collateral of $23 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in March, we would have been required to post additional collateral of $62. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $3,373. At December 31, 2021, we had posted collateral of $135 (a deposit asset) and held collateral of $7 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2022	2021
Cross-currency swaps	$40,737	$40,737
Foreign exchange contracts	213	30
Total	$40,950	$40,767

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2022	2021
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$(1)
Gain (Loss) on long-term debt	1	1
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	(37)	(48)
Gain (Loss) on long-term debt	37	48
Gain (Loss) recognized in accumulated OCI	9	(1)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2022	2021
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$315	$644
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	3	4
Other income (expense) - net reclassified from accumulated OCI into income	1	(5)
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	—
Interest income (expense) reclassified from accumulated OCI into income	(20)	(25)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auction On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC with an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. The amounts deposited toward the acquisition of the licenses and capitalized interest were reported as “Deposits on Wireless Licenses” on our consolidated balance sheet as of March 31, 2022. We expect to receive the licenses in the second quarter of 2022.

In February 2021, the FCC announced that we were the winning bidder for 1,621 C-Band licenses. We provided the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406 as of March 31, 2022. The licenses were received in July 2021.

Cash paid, including spectrum deposits (net of refunds), capitalized interest, and any payments for incentive and relocation costs are included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows. Interest is capitalized until the spectrum is ready for its intended use.

Pending Dispositions
WarnerMedia On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, except for certain retained assets such as Xandr, with a subsidiary of Discovery in a Reverse Morris Trust transaction. On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Spinco, an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery, Inc. Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the transaction, prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of cash and $1,600 of debt retained by WarnerMedia. At March 31, 2022, the WarnerMedia business did not meet the criteria for held-for-sale and, accordingly, its financial results are included in continuing operations for all periods presented herein.

In preparation for the close of the WarnerMedia/Discovery transaction, in March 2022, Spinco issued $30,000 of Spinco senior notes with a weighted-average interest rate of 4.5% and maturities ranging from 2024 to 2062. These notes conveyed to WBD upon close of the transaction. Our cash balance at March 31, 2022, includes the proceeds of this issuance that were retained by AT&T in connection with the close of the transaction. In connection with the debt issuances, the aggregate commitment amount under the existing Spinco commitment letter (Bridge Loan) was reduced from $31,500 to $1,687, with no amounts outstanding as of March 31, 2022.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

See Note 13 for additional information on the WarnerMedia/Discovery transaction.

Xandr On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr, primarily representing the AppNexus business, to Microsoft, which is expected to close in 2022, subject to customary regulatory approvals. This advertising business is included in our WarnerMedia segment and is excluded from the WarnerMedia/Discovery transaction. We applied held-for-sale accounting treatment to the related assets and liabilities of this business at December 31, 2021 and March 31, 2022, resulting in approximately $550 of goodwill and other intangible assets and $405 of accounts receivable being reclassified to “Prepaid and other current assets” as of March 31, 2022. Beginning with the second quarter of 2022, Xandr will be reflected in our financial statements as discontinued operations.

NOTE 9. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs are discussed in detail below and generally consist of (1) receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price, and (2) revolving service and trade receivables, which convey to WBD following the WarnerMedia/Discovery transaction. Under these programs, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables, where applicable. Under the terms of our agreements for these programs, we continue to bill and collect the payments from our customers on behalf of the financial institutions.

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

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	March 31, 2022		December 31, 2021
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,616	$3,359	$4,361	$3,527
Balance sheet classification
Accounts receivable
Notes receivable	1,689	—	1,846	—
Trade receivables	465	3,157	606	3,337
Other Assets
Noncurrent notes and trade receivables	1,462	202	1,909	190

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	10,645	6,172	9,767	6,280
Cash proceeds received, net of remittances[1]	7,670	6,172	6,644	6,280
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
MARCH 31, 2022

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

The following table sets forth a summary of equipment installment receivables sold under this program during the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Gross receivables sold	$3,601	$3,935
Net receivables sold[1]	3,478	3,826
Cash proceeds received	3,316	3,519
Deferred purchase price recorded	245	414
Guarantee obligation recorded	152	146
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Fair value of repurchased receivables	$905	$273
Carrying value of deferred purchase price	902	253
Gain on repurchases[1]	$3	$20
[1]These gains are included in “Selling, general and administrative” in the consolidated statements of income.

At March 31, 2022 and December 31, 2021, our deferred purchase price receivable was $3,066 and $3,177, respectively, of which $1,984 and $2,123 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2022 and December 31, 2021 was $432 and $371, respectively, of which $140 and $101 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program
We have a revolving agreement to transfer up to $6,680 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,359 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

loss related to these receivables transferred is limited to the amount outstanding. The revolving credit agreement conveyed to WBD upon close of the WarnerMedia/Discovery transaction.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table sets forth a summary of receivables sold:

	Three months ended
	March 31,
	2022	2021
Gross receivables sold/cash proceeds received[1]	$4,178	$5,204
Total collections under revolving agreement[2]	3,856	4,749
Receivables repurchased	430	—
Net cash proceeds (paid) received	$(108)	$455

Net receivables sold[3]	$3,728	$5,125
Obligations recorded	66	142
[1]Includes initial sales of receivables of $0 and $700 for the three months ended March 31, 2022 and 2021, respectively.
[2]Includes collections of $108 and $245 for the three months ended March 31, 2022 and 2021, respectively, that were not reinvested under the revolving agreement.
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

The components of lease expense were as follows:

	Three months ended
	March 31,
	2022	2021
Operating lease cost	$1,448	$1,458

Finance lease cost:
Amortization of right-of-use assets	$47	$69
Interest on lease obligation	38	39
Total finance lease cost	$85	$108

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides supplemental cash flows information related to leases:

	Three months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$1,289	$1,254
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	897	1,050

The following tables set forth supplemental balance sheet information related to leases:

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$23,941	$24,180

Accounts payable and accrued liabilities	$3,694	$3,706
Operating lease obligation	20,917	21,261
Total operating lease obligation	$24,611	$24,967
Finance Leases
Property, plant and equipment, at cost	$2,666	$2,609
Accumulated depreciation and amortization	(1,158)	(1,120)
Property, plant and equipment, net	$1,508	$1,489

Current portion of long-term debt	$148	$137
Long-term debt	1,509	1,484
Total finance lease obligation	$1,657	$1,621

	March 31,
	2022	2021
Weighted-Average Remaining Lease Term (years)
Operating leases	8.2	8.4
Finance leases	8.0	9.8

Weighted-Average Discount Rate
Operating leases	3.7%	4.0%
Finance leases	7.8%	8.0%

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides the expected future minimum maturities of lease obligations:

At March 31, 2022	Operating	Finance
	Leases	Leases
Remainder of 2022	$3,703	$232
2023	4,584	295
2024	4,059	268
2025	3,317	256
2026	2,628	254
Thereafter	11,121	1,060
Total lease payments	29,412	2,365
Less: imputed interest	(4,801)	(708)
Total	$24,611	$1,657

NOTE 11. TRANSACTIONS WITH DIRECTV

On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV. The transaction resulted in our deconsolidation of the Video business. As DIRECTV is jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions, most significantly the appointment and removal of the CEO, we have concluded that we are not the primary beneficiary of DIRECTV. Effective August 1, 2021, we began accounting for our investment in DIRECTV under the equity method and recorded our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party.

For the three months ended March 31, 2022, our share of DIRECTV’s earnings included in equity in net income of affiliates was $522. Cash distributions from DIRECTV in the first quarter totaled $1,837, with $522 classified as operating activities and $1,315 classified as investing activities in our consolidated statement of cash flows. Our investment in DIRECTV at March 31, 2022 was $4,228.

In addition to the assets and liabilities contributed to DIRECTV, at close we recorded total obligations of $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 is in the form of a note payable to DIRECTV. During the first quarter of 2022, cash payments to DIRECTV on the note totaled $294 and were classified as financing activities in our consolidated statement of cash flows. Amounts due under the DIRECTV note were $1,047 at March 31, 2022.

WarnerMedia licenses content and programming and provides advertising services to DIRECTV. Revenue recognized from DIRECTV, which was previously eliminated prior to the transaction with TPG, totaled approximately $400 for the three months ended March 31, 2022. Pursuant to a commercial agreement, WarnerMedia continues to sell DIRECTV’s advertising inventory under a revenue sharing agreement. WarnerMedia records amounts billed as advertising revenue and recognizes expense for DIRECTV’s revenue share, which was approximately $280 for the three months ended March 31, 2022. These transactions are no longer related party transactions for AT&T following the close of the WarnerMedia/Discovery transaction (see Note 13).

We also provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the three months ended March 31, 2022, we billed DIRECTV approximately $300 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of approximately $128 in the first quarter.

At March 31, 2022, we had accounts receivable from DIRECTV of $478 and accounts payable to DIRECTV of $335.

We are not committed, implicitly or explicitly to provide financial or other support, other than noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents[1]	$38,565	$11,342	$21,169	$9,740
Restricted cash in Prepaid and other current assets	2	2	3	9
Restricted cash in Other Assets	81	84	144	121
Cash and Cash Equivalents and Restricted Cash	$38,648	$11,428	$21,316	$9,870
[1] Includes $29,813 of proceeds from the issuance of debt associated with the WarnerMedia/Discovery transaction (see Note 13).

The following table summarizes cash paid during the periods for interest and income taxes:

	Three months ended
	March 31,
Cash paid (received) during the period for:	2022	2021
Interest	$2,380	$2,134
Income taxes, net of refunds	167	5

The following table summarizes capital expenditures:
	Three months ended
	March 31,
	2022	2021
Purchase of property and equipment	$4,712	$3,972
Interest during construction - capital expenditures[1]	36	61
Total Capital Expenditures	$4,748	$4,033

The following table summarizes acquisitions, net of cash acquired:
	Three months ended
	March 31,
	2022	2021
Business acquisitions	$—	$8
Spectrum acquisitions	8,956	22,876
Interest during construction - spectrum[1]	288	—
Total Acquisitions	$9,244	$22,884
[1] Total capitalized interest was $324 and $61 for the three months ended March 31, 2022 and 2021, respectively.

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the three months ended March 31, 2022 and 2021, we recorded vendor financing commitments related to capital investments of approximately $954 and $998, respectively.

AT&T INC.
MARCH 31, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Total vendor financing payables included in our March 31, 2022 consolidated balance sheet were approximately $4,374, with $3,303 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to five years (in “Other noncurrent liabilities”).

NOTE 13. SUBSEQUENT EVENTS

On April 8, 2022, we completed the separation of the WarnerMedia business in a Reverse Morris Trust transaction, under which the WarnerMedia business was distributed to AT&T stockholders via a pro rata dividend, followed by the combination with a subsidiary of Discovery. In connection with and in accordance with the terms of the transaction, prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of cash and $1,600 of debt retained by WarnerMedia. The cash portion is subject to potential post close adjustments for certain items.

The WarnerMedia business, including amortization of intangible assets and other transactions costs, represents approximately 23% of AT&T operating revenues and 2% of AT&T operating income for the three months ended March 31, 2022. Beginning with our second quarterly report on Form 10-Q for the period ended June 30, 2022, the WarnerMedia business will be reflected in our historical financial statements as discontinued operations, including for periods up to the consummation of the WarnerMedia/Discovery transaction. For discontinued operations, we evaluated transactions completed during 2021 that were components of AT&T’s single plan of a strategic shift, including dispositions that may not have individually met the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic. These businesses will be reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

Financing Activities Related to Spinco
In preparation for close, on April 7, 2022, Spinco drew $10,000 on the Spinco Term Loan, which conveyed to WBD. Total debt conveyed was approximately $41,600, which includes $1,600 of existing WarnerMedia debt, $30,000 of Spinco senior notes issued in March 2022 and the $10,000 Spinco Term Loan.

Financing Activities Impacting Continuing Operations
On March 31, 2022, we issued a notice for the redemption in full of all of the outstanding $1,962 aggregate principal amount of 3.000% Global Notes due June 30, 2022. We redeemed the notes on April 30, 2022 at 100% of the principal amount.

On April 11, 2022, we made an optional repayment of the full $750 outstanding pursuant to a private financing arrangement.

On April 11, 2022, we also issued a notice for the redemption in full of all of outstanding approximately $9,042 aggregate principal amount of various global notes due 2022 to 2026 with coupon rates ranging from 2.625% to 4.450% (Make-Whole Notes). The Make-Whole Notes will be redeemed on the redemption dates set forth in the notices of redemption, at “make whole” redemption prices to be calculated as set forth in the respective redemption notices.

On April 13, 2022, we paid off $7,350 outstanding under the 2021 Syndicated Term Loan and $2,000 outstanding under the BAML Bilateral Term Loan and terminated the facilities.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OVERVIEW
AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. Our comparative results are impacted by the July 2021 separation of our Video business and the November 2021 separation of Vrio. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (Notes).

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

On April 8, 2022, we closed on our transaction to combine our WarnerMedia segment, except for certain retained assets such as Xandr, (WarnerMedia business) with a subsidiary of Discovery, Inc (Discovery). With the separation and distribution of WarnerMedia, the WarnerMedia business will meet the criteria for discontinued operations for our second-quarter 2022 reporting. For discontinued operations, we evaluated transactions completed during 2021 that were components of AT&T’s single plan of a strategic shift, including dispositions that may not have individually met the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. These businesses will be reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

	First Quarter
			Percent
	2022	2021	Change
Operating Revenues
Communications	$28,876	$28,178	2.5%
WarnerMedia	8,741	8,526	2.5
Latin America	690	1,374	(49.8)
Corporate and Other:
Corporate	130	164	(20.7)
Video	—	6,725	—
Held-for-sale and other reclassifications	29	262	(88.9)
Eliminations and consolidation	(361)	(1,290)	72.0
AT&T Operating Revenues	38,105	43,939	(13.3)

Operating Contribution
Communications	7,029	7,431	(5.4)
WarnerMedia	1,306	2,030	(35.7)
Latin America	(102)	(173)	41.0
Segment Operating Contribution	8,233	9,288	(11.4)
Corporate	(571)	(275)	—
Video	522	901	(42.1)
Held-for-sale and other reclassifications	4	9	(55.6)
Reclassification of prior service credits	(617)	(669)	7.8
Merger and Significant Items	(1,429)	(1,192)	(19.9)
Eliminations and consolidations	—	(349)	—
AT&T Operating Contribution	$6,142	$7,713	(20.4)%

AT&T INC.
MARCH 31, 2022

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
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides broadband services, including fiber connections that now provide our multi-gig services to residential customers. Consumer Wireline also provides legacy telephony voice communication services.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. WarnerMedia content is distributed through basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing. Segment results also include Xandr advertising. On April 8, 2022, we completed the separation of our WarnerMedia business, which excluded certain retained assets such as Xandr, with a subsidiary of Discovery by distribution of AT&T stockholders via a pro rata dividend. On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr to Microsoft Corporation (Microsoft). (See Notes 8 and 13)

The Latin America segment provides wireless services and equipment in Mexico, and prior to the November 2021 disposition of Vrio, video services in Latin America and the Caribbean.

In the first quarter of 2022, we reclassified into "Corporate" certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $100 in the first quarter of 2021, with a total of $270 for full-year 2021. Correspondingly, this recast lowered administrative expenses at AT&T’s Communications operations, Video and WarnerMedia, with no change on a consolidated basis.

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	First Quarter
			Percent
	2022	2021	Change
Operating Revenues
Service	$32,392	$38,504	(15.9)%
Equipment	5,713	5,435	5.1
Total Operating Revenues	38,105	43,939	(13.3)

Operating expenses
Operations and support	26,925	30,469	(11.6)
Depreciation and amortization	5,539	5,809	(4.6)
Total Operating Expenses	32,464	36,278	(10.5)
Operating Income	5,641	7,661	(26.4)
Interest expense	1,722	1,870	(7.9)
Equity in net income (loss) of affiliates	501	52	—
Other income (expense) - net	2,187	4,221	(48.2)
Income Before Income Taxes	6,607	10,064	(34.4)
Net Income	5,164	7,942	(35.0)
Net Income Attributable to AT&T	4,810	7,550	(36.3)
Net Income Attributable to Common Stock	$4,762	$7,500	(36.5)%

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating revenues decreased in the first quarter of 2022, reflecting the July 31, 2021 separation of the U.S. video business, the sale of our Vrio business unit in November 2021, and lower Business Wireline revenues driven by lower demand for legacy services and a strategic decision to deemphasize non-core services. Partially offsetting declines were higher Mobility service and equipment revenues and gains in broadband service in our Communications segment; higher subscription and content revenues in our WarnerMedia segment; and growth in Mexico wireless operations.

Operations and support expenses decreased in the first quarter of 2022. The expense decrease reflects our aforementioned business divestitures. Expenses in the quarter also reflect updates to the expected economic lives of customer relationships, which extended the amortization period of deferred acquisition and fulfillment costs and reduced expenses approximately $135, with $60 recorded to Mobility, $35 to Business Wireline and $40 to Consumer Wireline. Declines were partially offset by increased domestic wireless equipment expense from subscriber growth and the sale of higher-priced smartphones, 3G network shutdown costs, and higher WarnerMedia programming, marketing and selling costs.

Depreciation and amortization expense decreased in the first quarter of 2022.
Amortization expense decreased $160, or 14.1% in the first quarter of 2022 primarily due to the sale of the Vrio business unit in November 2021.

Depreciation expense decreased $110, or 2.4% in the first quarter of 2022 primarily due to the sale of the Vrio business unit and our first-quarter 2022 update to extend the estimated economic lives and depreciation period of AT&T owned fiber assets (see Note 1).

Operating income decreased in the first quarter of 2022. Our operating income margin for the first quarter decreased from 17.4% in 2021 to 14.8% in 2022.
Interest expense decreased in the first quarter of 2022, primarily due to higher capitalized interest associated with spectrum acquisitions, partially offset by higher debt balances.

Equity in net income of affiliates increased in the first quarter of 2022, primarily due to the close of our transaction with TPG and our accounting for our investment in DIRECTV Entertainment Holdings, LLC (DIRECTV) under the equity method of accounting beginning August 1, 2021 (see Note 11), partially offset by decreases from certain WarnerMedia investments.

Other income (expense) – net decreased in the first quarter of 2022 primarily due to lower actuarial gains of $1,053 compared to $2,844 in 2021, and lower amortization of prior service credit (see Note 6). The decrease also includes lower returns on benefit-related investments for the three-month comparable period.

Income tax expense decreased in the first quarter of 2022. The decrease in the first quarter was primarily driven by lower income before income tax. Our effective tax rate was 21.8% for the first quarter of 2022, versus 21.1% in the comparable period in the prior year.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2022	2021	Change
Segment Operating Revenues
Mobility	$20,075	$19,034	5.5%
Business Wireline	5,640	6,046	(6.7)
Consumer Wireline	3,161	3,098	2.0
Total Segment Operating Revenues	28,876	28,178	2.5

Segment Operating Contribution
Mobility	5,853	6,044	(3.2)
Business Wireline	859	1,080	(20.5)
Consumer Wireline	317	307	3.3
Total Segment Operating Contribution	$7,029	$7,431	(5.4)%

Selected Subscribers and Connections
	March 31,
(000s)	2022	2021
Mobility Subscribers	196,616	186,108
Total domestic broadband connections	15,533	15,435
Network access lines in service	5,956	6,988
U-verse VoIP connections	3,227	3,684

Operating revenues increased in the first quarter of 2022, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service and equipment revenue growth and gains in broadband service.

Operating contribution decreased in the first quarter of 2022, reflecting lower operating contribution from our Mobility and Business Wireline business units, offset by increases in our Consumer Wireline business unit. Our Communications segment operating income margin in the first quarter decreased from 26.4% in 2021 to 24.3% in 2022, reflecting, in part, increased equipment sales with negative margins.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2022	2021	Change
Operating revenues
Service	$14,724	$14,048	4.8%
Equipment	5,351	4,986	7.3
Total Operating Revenues	20,075	19,034	5.5

Operating expenses
Operations and support	12,163	10,976	10.8
Depreciation and amortization	2,059	2,014	2.2
Total Operating Expenses	14,222	12,990	9.5
Operating Income	5,853	6,044	(3.2)
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$5,853	$6,044	(3.2)%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	March 31,		Percent
(in 000s)	2022	2021	Change
Postpaid	81,639	77,934	4.8%
Postpaid phone	67,518	64,752	4.3
Prepaid	18,859	18,387	2.6
Reseller	5,383	6,501	(17.2)
Connected devices[1]	90,735	83,286	8.9
Total Mobility Subscribers[2]	196,616	186,108	5.6%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]The quarter ended March 31, 2022 excludes the impact of 10,707 subscriber and connected device disconnections resulting from our 3G network shutdown in February 2022. Postpaid disconnections were 899, including 438 phone, 234 prepaid, 749 reseller subscribers, and 8,825 connected devices.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	First Quarter
			Percent
(in 000s)	2022	2021	Change
Postpaid Phone Net Additions	691	595	16.1%
Total Phone Net Additions	804	802	0.2

Postpaid[2]	965	823	17.3
Prepaid	116	279	(58.4)
Reseller	(17)	(68)	75.0
Connected devices[3]	4,468	2,517	77.5
Mobility Net Subscriber Additions[1]	5,532	3,551	55.8%

Postpaid Churn[4]	0.94%	0.93%	1	BP
Postpaid Phone-Only Churn[4]	0.79%	0.76%	3	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 31 and (63) for the three months ended March 31, 2022 and 2021. Wearables and other net adds were 243 and 291 for the quarter ended March 31, 2022 and 2021.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were 1.5 million for the quarter ended March 31, 2022.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the first quarter of 2022. The increases are largely due to growth from subscriber gains.

ARPU
Average revenue per subscriber (ARPU) decreased in the first quarter 2022. ARPU during 2022 reflects the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were slightly higher in the first three months due to involuntary disconnects. Churn remains consistently low reflecting the impacts of retention offers, migrations to unlimited plans, and continued network performance.

Equipment revenue increased in the first quarter of 2022, primarily driven by customer growth and the sale of higher-priced smartphones.

Operations and support expenses increased in the first quarter of 2022 largely driven by growth in equipment sales and associated expenses, 3G network shutdown costs, higher bad debt, increased content costs associated with bundling HBO Max, the elimination of Connect America Fund Phase II (CAF II) government credits, and higher FirstNet costs. In the first quarter of 2022, we updated our analysis of economic lives of customer relationships and extended the amortization period of Mobility deferred customer contract costs, which decreased expense approximately $60 in the first quarter.

Depreciation expense increased in the first quarter of 2022. The first quarter increase is due to ongoing capital spending for network upgrades and expansion.

Operating income decreased in the first quarter of 2022. Our Mobility operating income margin in the first quarter decreased from 31.8% in 2021 to 29.2% in 2022. Our Mobility EBITDA margin in the first quarter decreased from 42.3% in 2021 to 39.4% in 2022. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Subscriber Relationships

As the wireless industry has matured, with nearly full penetration of smartphones in the U.S. population, future wireless growth will depend on our ability to offer innovative services, plans and devices that bundle product offerings and take advantage of our 5G wireless network. We believe 5G opens up vast possibilities of connecting sensors, devices, and autonomous things, commonly referred to as the Internet of Things (IoT). More and more, these devices are performing use cases that require high bandwidth, ultra-reliability and low latency that only 5G and edge computing can bring. To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible.

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

Business Wireline Results
	First Quarter
			Percent
	2022	2021	Change
Operating revenues
Service	$5,478	$5,872	(6.7)%
Equipment	162	174	(6.9)
Total Operating Revenues	5,640	6,046	(6.7)

Operating expenses
Operations and support	3,482	3,688	(5.6)
Depreciation and amortization	1,299	1,278	1.6
Total Operating Expenses	4,781	4,966	(3.7)
Operating Income	859	1,080	(20.5)
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$859	$1,080	(20.5)%

Service revenues decreased in the first quarter of 2022, driven by lower demand for legacy voice and data services and a strategic decision to deemphasize non-core services. We expect this trend to continue for the remainder of the year.

Equipment revenues decreased in the first quarter of 2022, driven by declines in legacy and non-core services.

Operations and support expenses decreased in the first quarter of 2022, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization and proactive rationalization of low profit margin products. Expense declines were also driven by lower amortization of deferred fulfillment costs, including our first-quarter 2022 updates to the estimated economic lives of subscribers, which decreased expense approximately $35 in the first quarter.

Depreciation expense increased in the first quarter of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Operating income decreased in the first quarter of 2022. Our Business Wireline operating income margin in the first quarter decreased from 17.9% in 2021 to 15.2% in 2022. Our Business Wireline EBITDA margin in the first quarter decreased from 39.0% in 2021 to 38.3% in 2022.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	First Quarter
			Percent
	2022	2021	Change
Operating revenues
Broadband	$2,355	$2,205	6.8%
Legacy voice and data services	460	519	(11.4)
Other service and equipment	346	374	(7.5)
Total Operating Revenues	3,161	3,098	2.0

Operating expenses
Operations and support	2,078	2,029	2.4
Depreciation and amortization	766	762	0.5
Total Operating Expenses	2,844	2,791	1.9
Operating Income	317	307	3.3
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$317	$307	3.3%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	March 31,		Percent
(in 000s)	2022	2021	Change
Broadband Connections
Total Broadband and DSL Connections	14,148	14,146	—%
Broadband	13,850	13,767	0.6
Fiber Broadband Connections	6,281	5,186	21.1

Voice Connections
Retail Consumer Switched Access Lines	2,324	2,740	(15.2)
U-verse Consumer VoIP Connections	2,628	3,096	(15.1)
Total Retail Consumer Voice Connections	4,952	5,836	(15.1)%

Net Additions
	First Quarter
			Percent
(in 000s)	2022	2021	Change
Broadband Net Additions
Total Broadband and DSL Net Additions	(12)	46	—%
Broadband Net Additions	5	74	(93.2)
Fiber Broadband Net Additions	289	235	23.0%

Broadband revenues increased in the first quarter of 2022, driven by an increase in fiber customers, which we expect to continue for the foreseeable future.

Legacy voice and data service revenues decreased in the first quarter of 2022, reflecting the continued decline in the number of customers, which we expect to continue.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other service and equipment revenues decreased in the first quarter of 2022, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

Operations and support expenses increased in the first quarter of 2022, primarily driven by higher advertising costs and the elimination of CAF II government credits. Partially offsetting these increases was our first-quarter 2022 updates to the estimated economic lives of broadband/fiber subscribers, which decreased expense approximately $40 in the first quarter.

Depreciation expense increased in the first quarter of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Operating income increased in the first quarter of 2022. Our Consumer Wireline operating income margin in the first quarter increased from 9.9% in 2021 to 10.0% in 2022. Our Consumer Wireline EBITDA margin in the first quarter decreased from 34.5% in 2021 to 34.3% in 2022.

WARNERMEDIA SEGMENT	First Quarter
			Percent
	2022	2021	Change
Segment Operating Revenues
Subscription	$3,997	$3,830	4.4%
Content and other	3,059	2,959	3.4
Advertising	1,685	1,737	(3.0)
Total Segment Operating Revenues	8,741	8,526	2.5

Segment Operating Expenses
Direct Costs
Programming	3,976	3,774	5.4
Marketing	1,096	850	28.9
Other	869	813	6.9
Selling, general and administrative	1,354	966	40.2
Depreciation and amortization	127	163	(22.1)
Total Operating Expenses	7,422	6,566	13.0
Operating Income	1,319	1,960	(32.7)
Equity in Net Income (Loss) of Affiliates	(13)	70	—
Total Segment Operating Contribution	$1,306	$2,030	(35.7)%

Our WarnerMedia segment is operated as a content organization that distributes across various platforms, including basic networks, Direct-to-Consumer (DTC) or theatrical, TV content and games licensing.

On April 8, 2022, we closed our transaction to combine our WarnerMedia segment, except for certain retained assets such as Xandr, with a subsidiary of Discovery Inc. On December 21, 2021, we entered into an agreement to sell the marketplace component of Xandr to Microsoft. (See Notes 8 and 13)

Operating revenues increased in the first quarter of 2022, primarily due to increased subscription revenues and higher content and other revenues, partially offset by lower advertising revenues.

Subscription revenues increased in the first quarter of 2022, primarily due to growth of HBO Max subscribers, including growth from intercompany relationships with the Communications segment.

Content and other revenues increased in the first quarter of 2022 due to stronger theatrical revenues compared to the year-ago quarter and also higher HBO Max licensing, partially offset by lower TV licensing.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Advertising revenues decreased in the first quarter of 2022 due to lower linear audiences and lower political ad spending, partially offset by higher sports advertising.

Direct costs increased in the first quarter of 2022, driven by higher marketing and programming costs.

Selling, general and administrative expenses increased in the first quarter of 2022 primarily due to incremental selling costs associated with DIRECTV advertising revenue sharing arrangements.

Operating contribution decreased in the first quarter of 2022. The WarnerMedia segment operating income margin in the first quarter decreased from 23.0% in 2021 to 15.1% in 2022.

LATIN AMERICA SEGMENT	First Quarter
			Percent
	2022	2021	Change
Segment Operating Revenues
Mexico	$690	$631	9.4%
Vrio	—	743	—
Total Segment Operating Revenues	690	1,374	(49.8)

Segment Operating Contribution
Mexico	(102)	(134)	23.9
Vrio	—	(39)	—
Total Segment Operating Contribution	$(102)	$(173)	41.0%

Operating Results
Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using average exchange rates during the period, subjecting results to foreign currency fluctuations.

In November 2021, we completed the sale of our Latin America video operations, Vrio, to Grupo Werthein.

Operating revenues decreased in the first quarter of 2022, primarily reflecting the sale of Vrio partially offset by growth in the Mexico wireless operations.

Operating contribution improved in the first quarter of 2022, reflecting the sale of Vrio and growth in Mexico wireless operations. Our Latin America segment operating income margin in the first quarter decreased from (12.3)% in 2021 to (14.8)% in 2022.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Latin America Business Unit Discussion
Mexico Results
	First Quarter
	2022	2021	Percent Change
Operating revenues
Service	$490	$439	11.6%
Equipment	200	192	4.2
Total Operating Revenues	690	631	9.4

Operating expenses
Operations and support	631	620	1.8
Depreciation and amortization	161	145	11.0
Total Operating Expenses	792	765	3.5
Operating Income (Loss)	(102)	(134)	23.9
Equity in Net Income (Loss) of Affiliates	—	—	—
Operating Contribution	$(102)	$(134)	23.9%

The following tables highlight other key measures of performance for Mexico:

	March 31,		Percent
(in 000s)	2022	2021	Change
Mexico Wireless Subscribers
Postpaid	4,810	4,725	1.8%
Prepaid	15,235	13,756	10.8
Reseller	458	500	(8.4)
Total Mexico Wireless Subscribers	20,503	18,981	8.0%

	First Quarter
			Percent
(in 000s)	2022	2021	Change
Mexico Wireless Net Additions
Postpaid	3	29	(89.7)%
Prepaid	178	(2)	—
Reseller	(40)	11	—
Total Mexico Wireless Net Additions	141	38	—%

Service revenues increased in the first quarter of 2022 reflecting improvements in subscriber growth and growth in other services.

Equipment revenues increased in the first quarter of 2022 driven by higher equipment sales volume.

Operations and support expenses increased in the first quarter of 2022 driven by equipment costs from customer growth, partially offset by foreign exchange impact. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the first quarter of 2022, reflecting higher in-service assets and spectrum amortization.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating loss improved in the first quarter of 2022. Our Mexico operating income margin in the first quarter increased from (21.2)% in 2021 to (14.8)% in 2022. Our Mexico EBITDA margin in the first quarter increased from 1.7% in 2021 to 8.6% in 2022.

OTHER BUSINESS MATTERS

Spectrum Auction On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC with an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. The amounts deposited toward the acquisition of the licenses and capitalized interest were reported as “Deposits on Wireless Licenses” on our consolidated balance sheet as of March 31, 2022. We expect to receive the licenses in the second quarter of 2022. (See Note 8)

WarnerMedia On May 17, 2021, we entered into an agreement to combine our WarnerMedia segment, except for certain retained assets such as Xandr, with a subsidiary of Discovery in a Reverse Morris Trust transaction. On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Spinco, an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery Inc. (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date. In connection with and in accordance with the terms of the transaction, prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of cash and $1,600 of debt retained by WarnerMedia. At March 31, 2022, the WarnerMedia business did not meet the criteria for held-for-sale and, accordingly, its financial results are included in continuing operations for all periods presented herein.

In preparation for the close of the WarnerMedia/Discovery transaction, in March 2022, Spinco issued $30,000 of Spinco senior notes with a weighted-average interest rate of 4.5% and maturities ranging from 2024 to 2062. These notes conveyed to WBD upon close of the transaction. Our cash balance at March 31, 2022, includes the proceeds of this issuance that were retained by AT&T in connection with the close of the transaction. In connection with the debt issuances, the aggregate commitment amount under the existing Spinco commitment letter (Bridge Loan) was reduced from $31,500 to $1,687, with no amounts outstanding as of March 31, 2022.

See Note 13 and “Liquidity and Capital Resources” for more information.

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
MARCH 31, 2022

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

Some states have adopted legislation or issued executive orders, including California, that would reimpose net neutrality rules repealed by the FCC. The California statute is now in effect, and challenges regarding other states’ net neutrality laws are pending. We expect that going forward additional states may seek to impose net neutrality requirements.

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

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

For three months ended March 31,	2022	2021
Cash provided by operating activities	$5,732	$9,927
Cash used in investing activities	(12,651)	(26,852)
Cash provided by financing activities	24,251	18,483

	March 31,	December 31,
	2022	2021
Cash and cash equivalents[1]	$38,565	$21,169
Spinco and WarnerMedia debt[1]	31,529	1,724
AT&T Inc. and other subsidiary debt	176,029	175,630
Total debt	207,558	177,354
1AT&T cash balance at March 31, 2022, includes the proceeds of the issuance of Spinco senior notes in preparation for the close of the WarnerMedia/Discovery transaction. The Spinco senior notes conveyed to WBD upon close on April 8, 2022. The cash was retained by AT&T in connection with the close of the transaction. (See Note 8)

We had $38,565 in cash and cash equivalents available at March 31, 2022. Cash and cash equivalents included cash of $2,911 and money market funds and other cash equivalents of $35,654. Approximately $2,402 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation. Approximately $29,800 of cash and cash equivalents was raised in anticipation of the close of the transaction on April 8, 2022.

Cash and cash equivalents increased $17,396 since December 31, 2021. In the first three months of 2022, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of long-term debt and commercial paper and distributions from DIRECTV. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, investment in WarnerMedia content and dividends to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by or Used in Operating Activities
During the first three months of 2022, cash provided by operating activities was $5,732, compared to $9,927 for the first three months of 2021, reflecting lower receivable securitization, increased cash spend for content and higher bonus payouts. Total cash paid for WarnerMedia’s content investment was $5,149 in the first three months of 2022 ($614 higher than the prior-year comparable period).

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $95 and $1,071 for the three months ended March 31, 2022 and 2021, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
For the first three months of 2022, cash used in investing activities totaled $12,651, and consisted primarily of $4,748 (including interest during construction) for capital expenditures and $9,244 for acquisitions of spectrum licenses won in Auction 110 and associated capitalized interest. During the first three months of 2022, we received a return of investment of $1,315 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 11).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first three months of 2022, vendor financing payments were $1,566, compared to $1,690 for the first three months of 2021. Capital expenditures in the first three months of 2022 were $4,748, and when including $1,566 cash paid for vendor financing, gross capital investment was $6,314 ($591 higher than the prior-year comparable period).

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three months of 2022, we placed $954 of equipment in service under vendor financing arrangements (compared to $998 in the prior-year comparable period) and $80 of assets related to the FirstNet build (compared to $240 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first three months of 2022, cash provided by financing activities totaled $24,251 and was comprised of debt issuances and repayments, payments of dividends, and vendor financing payments. During the first quarter of 2022, we also paid approximately $294 in cash on the note payable to DIRECTV, with $1,047 remaining due as of March 31, 2022. In preparation for the close of the WarnerMedia/Discovery transaction, in March 2022, Spinco issued $30,000 of Spinco senior notes with a weighted-average interest rate of 4.5% and maturities ranging from 2024 to 2062.

In April 2022, subsequent to the first quarter of 2022, Spinco drew $10,000 on the Spinco Term Loan and AT&T paid off $10,100 of credit agreement borrowings. The Spinco senior notes and Spinco Term Loan conveyed to WBD upon close of the WarnerMedia/Discovery transaction on April 8, 2022.

The weighted average interest rate of our entire long-term debt portfolio, including, credit agreement borrowings and the impact of derivatives but excluding Spinco debt, was approximately 3.8% as of March 31, 2022 and December 31, 2021. We had $197,829 of total notes and debentures outstanding at March 31, 2022, including Spinco notes. This also included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $40,361.

At March 31, 2022, we had $27,333 of debt maturing within one year, consisting of $8,069 of commercial paper borrowings, $10,100 of credit agreement borrowings, and $9,164 of long-term debt issuances.

For the first three months of 2022, we paid $1,566 of cash under our vendor financing program, compared to $1,690 in the prior-year comparable period. Total vendor financing payables included in our March 31, 2022 consolidated balance sheet were $4,374, with $3,303 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At March 31, 2022, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $3,749 during the first three months of 2022, compared with $3,741 for the first three months of 2021.

Dividends on common stock declared by our Board of Directors totaled $0.2775 per share in the first three months of 2022 and $0.52 per share in the first three months of 2021. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. On February 1, 2022, we announced that our Board of Directors approved an expected annual dividend level of $1.11 per common share, or approximately $8,000 per year, following the close of the WarnerMedia/Discovery transaction.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of March 31, 2022.

AT&T INC.
MARCH 31, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments were terminated. In the first quarter of 2022, the maturity date of the 2021 Syndicated Term Loan was extended to December 31, 2022. As of March 31, 2022, $7,350 was outstanding under the agreement. On April 13, 2022, the 2021 Syndicated Term Loan was paid off and terminated.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a $1,000 facility originally due December 31, 2021 (BAML Tranche A Facility) and subsequently extended to December 31, 2022 in the fourth quarter of 2021, and (ii) a $1,000 facility due December 31, 2022 (BAML Tranche B Facility), with Bank of America, N.A., as agent. At March 31, 2022, $2,000 was outstanding under these facilities. On April 13, 2022, the BAML Bilateral Term Loan was paid off and terminated.

In May 2021, in anticipation of the separation of the WarnerMedia business, Spinco, a wholly owned subsidiary, entered into a $41,500 commitment letter (Bridge Loan). On June 4, 2021, Spinco entered into a $10,000 term loan credit agreement (Spinco Term Loan) consisting of (i) an 18 month $3,000 tranche (Tranche 1 Facility), and (ii) a 3 year $7,000 tranche (Tranche 2 Facility), with JPMorgan Chase Bank, N.A., as agent. In connection with the execution of the Spinco Term Loan, the aggregate commitment amount under the Bridge Loan was reduced to $31,500 in 2021. In connection with Spinco debt issuances in the first quarter of 2022, the aggregate commitment amount under the Bridge Loan was reduced to $1,687 in March 2022. No amounts were outstanding as of March 31, 2022. In April 2022, the Bridge Loan was terminated and Spinco drew on the Spinco Term Loan.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023, a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of March 31, 2022, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 97% of our approximate $41,000 derivative portfolio, counterparties are still required to post collateral. During the first three months of 2022, we posted approximately $450 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2022, our debt ratio was 52.7%, compared to 49.6% at March 31, 2021 and 49.1% at December 31, 2021. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

On March 31, 2022, we issued a notice for the redemption in full of all of the outstanding $1,962 aggregate principal amount of 3.000% Global Notes due June 30, 2022. We redeemed the notes on April 30, 2022 at 100% of the principal amount.

On April 11, 2022, we made an optional repayment of the full $750 outstanding pursuant to a private financing arrangement.

On April 11, 2022, we issued a notice for the redemption in full of all of outstanding approximately $9,042 aggregate principal amount of various global notes due 2022 to 2026 with coupon rates ranging from 2.625% to 4.450% (“Make Whole Notes”). The Make-Whole Notes will be redeemed on the redemption dates set forth in the notices of redemption, at “make whole” redemption prices to be calculated as set forth in the respective redemption notices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2022, we had no interest rate swaps.

AT&T INC.
MARCH 31, 2022
We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $40,737 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow or fair value hedges with a net fair value of $(3,518) at March 31, 2022. We had no rate locks at March 31, 2022.

We have foreign exchange contracts with a U.S. dollar notional value of $213 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $(23) at March 31, 2022.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2022.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
MARCH 31, 2022

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the “Risk Factors” section herein and in our most recent Form 10-K. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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
•Adverse economic, political and/or capital access changes or war or other hostilities in the markets served by us or in countries in which we have investments and/or operations, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates and terms.
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
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, workforce shortage, natural disasters, safety issues, economic and political instability, including the outbreak of war or other hostilities, and public health emergencies.
•The continued development and delivery of attractive and profitable wireless and broadband offerings and devices; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.
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
•The impact from major equipment or software failures on our networks; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; or severe weather conditions or other climate-related events including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.

AT&T INC.
MARCH 31, 2022

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS - continued
•The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•Our response to competition and regulatory, legislative and technological developments.
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
•Our ability to successfully complete divestitures, as well as achieve our expectations regarding the financial impact of the completed and/or pending transactions.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2022
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2021 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the first quarter of 2022, there were no such material developments.

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2022 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2022 - January 31, 2022	441,806	$25.24	—	177,902,921
February 1, 2022 - February 28, 2022	5,333,062	24.25	—	177,902,921
March 1, 2022 - March 31, 2022	2,446,867	23.26	—	177,902,921
Total	8,221,735	$24.01	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 8,221,735 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, no shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts during the period.

AT&T INC.
MARCH 31, 2022
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1
U.S. $7,350,000,000 Amended and Restated Term Loan Credit Agreement, dated as of March 2, 2022, among AT&T Inc., the lenders named therein and Bank of America, N.A., as agent (Exhibit 10.1 to Form 8-K filed on March 2, 2022)

10.2	AT&T Inc. Equity Retention and Hedging Policy as amended March 24, 2022
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 3, 2022	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer