Form 10-Q
period 2022-06-30
AT&T INC.
filed 2022-08-04
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
Yes ☐ No ☒

At July 28, 2022, there were 7,126 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Service	$24,268	$30,651	$48,267	$61,093
Equipment	5,375	5,089	11,088	10,524
Total operating revenues	29,643	35,740	59,355	71,617

Operating Expenses
Cost of revenues
Equipment	5,534	5,315	11,570	10,841
Broadcast, programming and operations	—	3,397	—	6,989
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,807	7,446	13,506	14,919
Selling, general and administrative	7,265	7,581	14,243	15,207
Asset impairments and abandonments and restructuring	631	—	631	—
Depreciation and amortization	4,450	4,429	8,912	8,895
Total operating expenses	24,687	28,168	48,862	56,851
Operating Income	4,956	7,572	10,493	14,766
Other Income (Expense)
Interest expense	(1,502)	(1,640)	(3,128)	(3,463)
Equity in net income (loss) of affiliates	504	(18)	1,025	(24)
Other income (expense) — net	2,302	1,206	4,459	5,436
Total other income (expense)	1,304	(452)	2,356	1,949
Income from Continuing Operations Before Income Taxes	6,260	7,120	12,849	16,715
Income tax expense on continuing operations	1,509	1,151	2,949	3,160
Income from Continuing Operations	4,751	5,969	9,900	13,555
Income (loss) from discontinued operations, net of tax	(214)	(4,095)	(199)	(3,739)
Net Income	4,537	1,874	9,701	9,816
Less: Net Income Attributable to Noncontrolling Interest	(380)	(304)	(734)	(696)
Net Income Attributable to AT&T	$4,157	$1,570	$8,967	$9,120
Less: Preferred Stock Dividends	(52)	(56)	(100)	(106)
Net Income Attributable to Common Stock	$4,105	$1,514	$8,867	$9,014
Basic Earnings Per Share from continuing operations	$0.60	$0.77	$1.26	$1.76
Basic Earnings Per Share from discontinued operations	$(0.03)	$(0.56)	$(0.03)	$(0.51)
Basic Earnings Per Share Attributable to Common Stock	$0.57	$0.21	$1.23	$1.25
Diluted Earnings Per Share from continuing operations	$0.59	$0.76	$1.23	$1.73
Diluted Earnings Per Share from discontinued operations	$(0.03)	$(0.54)	$(0.02)	$(0.49)
Diluted Earnings Per Share Attributable to Common Stock	$0.56	$0.22	$1.21	$1.24
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,169	7,168	7,176	7,165
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,611	7,484	7,584	7,483
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$4,537	$1,874	$9,701	$9,816
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $0, $6, $0 and $2 attributable to noncontrolling interest), net of taxes of $58, $41, $63 and $4	229	301	248	192
Distribution of WarnerMedia, net of taxes of $(38), $0, $(38) and $0	(170)	—	(170)	—
Securities:
Net unrealized gains (losses), net of taxes of $(14), $6, $(37) and $(12)	(40)	20	(109)	(35)
Reclassification adjustment included in net income, net of taxes of $1, $0, $2 and $(1)	3	(1)	6	(3)
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(172), $(242) $(103) and $(106)	(603)	(909)	(345)	(398)
Reclassification adjustment included in net income, net of taxes of $15, $6, $19 and $12	58	22	73	46
Distribution of WarnerMedia, net of taxes of $(12), $0, $(12) and $0	(24)	—	(24)	—
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(152), $(165), $(304) and $(330)	(461)	(507)	(926)	(1,011)
Distribution of WarnerMedia, net of taxes of $5, $0, $5 and $0	25	—	25	—
Other comprehensive income (loss)	(983)	(1,074)	(1,222)	(1,209)
Total comprehensive income	3,554	800	8,479	8,607
Less: Total comprehensive income attributable to noncontrolling interest	(380)	(310)	(734)	(698)
Total Comprehensive Income Attributable to AT&T	$3,174	$490	$7,745	$7,909
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$4,018	$19,223
Accounts receivable – net of related allowances for credit loss of $655 and $658	11,377	12,313
Inventories	3,241	3,325
Prepaid and other current assets	15,764	16,131
Assets from discontinued operations	85	119,776
Total current assets	34,485	170,768
Property, plant and equipment	323,349	324,613
Less: accumulated depreciation and amortization	(198,214)	(202,964)
Property, Plant and Equipment – Net	125,135	121,649
Goodwill	92,746	92,740
Licenses – Net	123,557	113,830
Other Intangible Assets – Net	5,371	5,391
Investments in and Advances to Equity Affiliates	4,523	6,168
Operating Lease Right-Of-Use Assets	21,808	21,824
Other Assets	18,808	19,252
Total Assets	$426,433	$551,622
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,210	$24,620
Note payable to DIRECTV	619	1,245
Accounts payable and accrued liabilities	36,659	39,095
Advanced billings and customer deposits	3,603	3,966
Dividends payable	2,013	3,749
Liabilities from discontinued operations	85	33,555
Total current liabilities	49,189	106,230
Long-Term Debt	129,747	151,011
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	55,301	53,767
Postemployment benefit obligation	9,775	12,560
Operating lease liabilities	18,749	18,956
Other noncurrent liabilities	28,365	25,243
Total deferred credits and other noncurrent liabilities	112,190	110,526
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at June 30, 2022 and December 31, 2021):
Series A (48,000 issued and outstanding at June 30, 2022 and December 31, 2021)	—	—
Series B (20,000 issued and outstanding at June 30, 2022 and December 31, 2021)	—	—
Series C (70,000 issued and outstanding at June 30, 2022 and December 31, 2021)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2022 and December 31, 2021: issued 7,620,748,598 at June 30, 2022 and December 31, 2021)	7,621	7,621
Additional paid-in capital	122,850	130,112
Retained earnings	2,128	42,350
Treasury stock (494,838,650 at June 30, 2022 and 479,684,705 at December 31, 2021, at cost)	(17,160)	(17,280)
Accumulated other comprehensive income	2,307	3,529
Noncontrolling interest	17,561	17,523
Total stockholders’ equity	135,307	183,855
Total Liabilities and Stockholders’ Equity	$426,433	$551,622
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2022	2021
Operating Activities
Income from continuing operations	$9,900	$13,555
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8,912	8,895
Provision for uncollectible accounts	870	606
Deferred income tax expense	2,324	3,525
Net (gain) loss on investments, net of impairments	333	(310)
Pension and postretirement benefit expense (credit)	(1,735)	(1,903)
Actuarial (gain) loss on pension and postretirement benefits	(2,398)	(2,647)
Asset impairments and abandonments and restructuring	631	—
Changes in operating assets and liabilities:
Receivables	1,292	796
Other current assets	11	751
Accounts payable and other accrued liabilities	(3,905)	(4,108)
Equipment installment receivables and related sales	342	811
Deferred customer contract acquisition and fulfillment costs	(506)	394
Postretirement claims and contributions	(186)	(207)
Other - net	(515)	(375)
Total adjustments	5,470	6,228
Net Cash Provided by Operating Activities from Continuing Operations	15,370	19,783
Investing Activities
Capital expenditures	(9,476)	(7,581)
Acquisitions, net of cash acquired	(9,570)	(23,143)
Dispositions	22	375
Distributions from DIRECTV in excess of cumulative equity in earnings	1,638	—
Other - net	75	20
Net Cash Used in Investing Activities from Continuing Operations	(17,311)	(30,329)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	172	76
Issuance of other short-term borrowings	2,593	16,440
Repayment of other short-term borrowings	(15,613)	(857)
Issuance of long-term debt	479	9,097
Repayment of long-term debt	(24,213)	(1,096)
Repayment of note payable to DIRECTV	(722)	—
Payment of vendor financing	(3,337)	(2,994)
Purchase of treasury stock	(872)	(185)
Issuance of treasury stock	28	85
Dividends paid	(5,835)	(7,571)
Other - net	(2,144)	(892)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(49,464)	12,103
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(51,405)	1,557
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	(3,731)	1,054
Cash provided by (used in) investing activities	872	(302)
Cash provided by (used in) financing activities	37,065	(203)
Net (decrease) increase in cash and cash equivalents and restricted cash from discontinued operations	34,206	549
Net (decrease) increase in cash and cash equivalents and restricted cash	$(17,199)	$2,106
Cash and cash equivalents and restricted cash beginning of year	21,316	9,870
Cash and Cash Equivalents and Restricted Cash End of Period	$4,117	$11,976
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$129,637		$129,856		$130,112		$130,175
Distribution of WarnerMedia		(6,832)		—		(6,832)		—
Issuance of treasury stock		(18)		(5)		(144)		(75)
Share-based payments		63		90		(286)		(159)
Balance at end of period		$122,850		$129,941		$122,850		$129,941
Retained Earnings
Balance at beginning of period		$45,041		$41,154		$42,350		$37,457
Net income attributable to AT&T		4,157		1,570		8,967		9,120
Distribution of WarnerMedia		(45,041)		—		(45,041)		—
Preferred stock dividends		(36)		(35)		(135)		(152)
Common stock dividends ($0.2775, $0.52, $0.5550 and $1.04 per share)		(1,993)		(3,742)		(4,013)		(7,478)
Balance at end of period		$2,128		$38,947		$2,128		$38,947
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(462)	$(16,553)	(481)	$(17,342)	(480)	$(17,280)	(495)	$(17,910)
Repurchase and acquisition of common stock	(35)	(675)	(1)	(39)	(43)	(872)	(7)	(215)
Reissuance of treasury stock	2	68	1	49	28	992	21	793
Balance at end of period	(495)	$(17,160)	(481)	$(17,332)	(495)	$(17,160)	(481)	$(17,332)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$3,290		$4,199		$3,529		$4,330
Other comprehensive income attributable to AT&T		(983)		(1,080)		(1,222)		(1,211)
Balance at end of period		$2,307		$3,119		$2,307		$3,119
Noncontrolling Interest
Balance at beginning of period		$17,520		$17,591		$17,523		$17,567
Net income attributable to noncontrolling interest		380		304		734		696
Acquisition of interest held by noncontrolling owners		—		—		(16)		—
Distributions		(339)		(351)		(680)		(715)
Translation adjustments attributable to noncontrolling interest, net of taxes		—		6		—		2
Balance at end of period		$17,561		$17,550		$17,561		$17,550
Total Stockholders' Equity at beginning of period		$186,556		$183,079		$183,855		$179,240
Total Stockholders' Equity at end of period		$135,307		$179,846		$135,307		$179,846
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

On April 8, 2022, we completed the previously announced separation of our WarnerMedia business, which represented substantially all of our WarnerMedia segment, in a Reverse Morris Trust transaction, under which Magallanes, Inc. (Spinco), a formerly wholly-owned subsidiary of AT&T that held the WarnerMedia business, was distributed to AT&T stockholders via a pro rata dividend, followed by the combination of Spinco with a subsidiary of Discovery, Inc. (Discovery), which was renamed Warner Bros. Discovery, Inc. (WBD). (See Notes 8 and 13)

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions completed during 2021 that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation. Unless otherwise noted, the information in Notes 1 through 12 refer only to our continuing operations and do not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic, which are part of discontinued operations.

Accounting Policies, Adopted and Pending Accounting Standards and Other Changes

Customer Acquisition and Fulfillment Costs During the first quarter of 2022, we updated our analysis of expected economic lives of customer relationships. As of January 1, 2022, we extended the amortization period for deferred acquisition and fulfillment contract costs within Mobility and broadband/fiber in Consumer Wireline and Business Wireline to better reflect the estimated economic lives of the relationships. These changes in accounting estimate decreased other cost of revenues approximately $120, or $0.01 per diluted share from continuing operations in the second quarter and $255, or $0.03 per diluted share from continuing operations for the first six months of 2022.

Fiber Network Assets During the first quarter of 2022, we updated our analysis of economic lives of AT&T owned fiber network assets. As of January 1, 2022, we extended the estimated economic life and depreciation period of such costs to better reflect the physical life of the assets that we had been experiencing and absence of technological changes that would replace fiber as the best broadband technology in the industry. The change in accounting estimate decreased depreciation expense $70, or $0.01 per diluted share from continuing operations in the second quarter and $140, or $0.01 per diluted share from continuing operations for the first six months of 2022.

Convertible Instruments As of January 1, 2022, we adopted, through retrospective application, Accounting Standards Update (ASU) No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. While our intent is to settle the Mobility II preferred interests in cash, the ability to settle this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility II preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period.

The following table presents the impact of the adoption of ASU 2020-06 on our diluted earnings per share from continuing operations:
	Historical Accounting Method	Effect of Adoption of ASU 2020-06[1]	Under ASU 2020-06

Diluted earnings per share from continuing operations:
Three months ended June 30, 2022	$0.60	$(0.01)	$0.59
Three months ended June 30, 2021	$0.77	$(0.01)	$0.76

Six months ended June 30, 2022	$1.26	$(0.03)	$1.23
Six months ended June 30, 2021	$1.76	$(0.03)	$1.73
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
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2022 and 2021, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerators
Numerator for basic earnings per share:
Income from continuing operations, net of tax	$4,751	$5,969	$9,900	$13,555
Net income from continuing operations attributable to noncontrolling interests	(380)	(387)	(734)	(781)
Preferred Stock Dividends	(52)	(56)	(100)	(106)
Income from continuing operations attributable to common stock	4,319	5,526	9,066	12,668
Income (loss) from discontinued operations, net of tax	(214)	(4,095)	(199)	(3,739)
Net income (loss) from discontinued operations attributable to noncontrolling interests	—	83	—	85
Income (loss) from discontinued operations attributable to common stock	(214)	(4,012)	(199)	(3,654)
Net Income Attributable to Common Stock	$4,105	$1,514	$8,867	$9,014
Dilutive potential common shares:
Mobility II preferred interests	140	140	280	280
Share-based payment	3	5	9	11
Numerator for diluted earnings per share	$4,248	$1,659	$9,156	$9,305
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,169	7,168	7,176	7,165
Dilutive potential common shares:
Mobility II preferred interests (in shares)	399	284	368	289
Share-based payment (in shares)	43	32	40	29
Denominator for diluted earnings per share	7,611	7,484	7,584	7,483

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
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	248		(109)		(345)		—		(206)
Amounts reclassified from accumulated OCI	—	1	6	1	73	2	(926)	3	(847)
Distribution of WarnerMedia	(170)		—		(24)		25		(169)
Net other comprehensive income (loss)	78		(103)		(296)		(901)		(1,222)
Balance as of June 30, 2022	$(1,886)		$(58)		$(1,718)		$5,969		$2,307

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	190		(35)		(398)		—		(243)
Amounts reclassified from accumulated OCI	—	1	(3)	1	46	2	(1,011)	3	(968)
Net other comprehensive income (loss)	190		(38)		(352)		(1,011)		(1,211)
Balance as of June 30, 2021	$(3,736)		$73		$(1,131)		$7,913		$3,119
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

NOTE 4. SEGMENT INFORMATION

Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We have two reportable segments: Communications and Latin America.

We also evaluate segment and business unit performance based on EBITDA and/or EBITDA margin, which is defined as operating income excluding depreciation and amortization. EBITDA is used as part of our management reporting and we believe EBITDA to be a relevant and useful measurement to our investors as it measures the cash generation potential of our business units. EBITDA does not give effect to depreciation and amortization expenses incurred in operating income nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the first quarter of 2022, we reclassified into "Corporate" certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $270 for full-year 2021. Correspondingly, this recast lowered administrative expenses at AT&T’s Communications operations and Video (our former U.S. video operations contributed to DIRECTV in July 2021), with no change on a consolidated basis.

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

The Latin America segment provides wireless services and equipment in Mexico.

Corporate and Other reconciles our segment results to consolidated operating income and income before income taxes.

Corporate includes:
•DTV-related retained costs, which are costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV Entertainment Holdings, LLC (DIRECTV) under transition service agreements.
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
•Held-for-sale and other reclassifications, which includes our former Crunchyroll and Government Solutions operations.
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
•Eliminations and consolidations, removed transactions involving dealings between Mobility and our Video business, prior to the July 31, 2021 separation of Video.

“Interest expense” and “Other income (expense) – net,” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$19,926	$11,697	$8,229	$2,017	$6,212
Business Wireline	5,595	3,572	2,023	1,313	710
Consumer Wireline	3,174	2,085	1,089	785	304
Total Communications	28,695	17,354	11,341	4,115	7,226
Latin America - Mexico	808	721	87	169	(82)
Segment Total	29,503	18,075	11,428	4,284	7,144
Corporate and Other
Corporate:
DTV-related retained costs	—	207	(207)	135	(342)
Parent administration support	(6)	303	(309)	4	(313)
Securitization fees	17	78	(61)	—	(61)
Value portfolio	129	37	92	10	82
Total Corporate	140	625	(485)	149	(634)
Video	—	—	—	—	—
Held-for-sale and other reclassifications	—	—	—	—	—
Reclassification of prior service credits	—	613	(613)	—	(613)
Merger & Significant Items	—	924	(924)	17	(941)
Eliminations and consolidations	—	—	—	—	—
Total Corporate and Other	140	2,162	(2,022)	166	(2,188)
AT&T Inc.	$29,643	$20,237	$9,406	$4,450	$4,956

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$18,936	$10,906	$8,030	$2,023	$6,007
Business Wireline	6,052	3,690	2,362	1,293	1,069
Consumer Wireline	3,140	2,063	1,077	769	308
Total Communications	28,128	16,659	11,469	4,085	7,384
Latin America - Mexico	688	667	21	150	(129)
Segment Total	28,816	17,326	11,490	4,235	7,255
Corporate and Other
Corporate:
DTV-related retained costs	—	—	—	—	—
Parent administration support	3	414	(411)	8	(419)
Securitization fees	15	12	3	—	3
Value portfolio	166	71	95	10	85
Total Corporate	184	497	(313)	18	(331)
Video	6,639	5,275	1,364	148	1,216
Held-for-sale and other reclassifications	158	96	62	—	62
Reclassification of prior service credits	—	672	(672)	—	(672)
Merger & Significant Items	—	(70)	70	28	42
Eliminations and consolidations	(57)	(57)	—	—	—
Total Corporate and Other	6,924	6,413	511	194	317
AT&T Inc.	$35,740	$23,739	$12,001	$4,429	$7,572

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$40,001	$23,860	$16,141	$4,076	$12,065
Business Wireline	11,235	7,054	4,181	2,612	1,569
Consumer Wireline	6,335	4,163	2,172	1,551	621
Total Communications	57,571	35,077	22,494	8,239	14,255
Latin America - Mexico	1,498	1,352	146	330	(184)
Segment Total	59,069	36,429	22,640	8,569	14,071
Corporate and Other
Corporate:
DTV-related retained costs	8	335	(327)	269	(596)
Parent administration support	(18)	607	(625)	10	(635)
Securitization fees	33	160	(127)	—	(127)
Value portfolio	263	74	189	20	169
Total Corporate	286	1,176	(890)	299	(1,189)
Video	—	—	—	—	—
Held-for-sale and other reclassifications	—	—	—	—	—
Reclassification of prior service credits	—	1,230	(1,230)	—	(1,230)
Merger & Significant Items	—	1,115	(1,115)	44	(1,159)
Eliminations and consolidations	—	—	—	—	—
Total Corporate and Other	286	3,521	(3,235)	343	(3,578)
AT&T Inc.	$59,355	$39,950	$19,405	$8,912	$10,493

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$37,970	$21,882	$16,088	$4,037	$12,051
Business Wireline	12,098	7,378	4,720	2,571	2,149
Consumer Wireline	6,238	4,092	2,146	1,531	615
Total Communications	56,306	33,352	22,954	8,139	14,815
Latin America - Mexico	1,319	1,287	32	295	(263)
Segment Total	57,625	34,639	22,986	8,434	14,552
Corporate and Other
Corporate:
DTV-related retained costs	—	—	—	—	—
Parent administration support	(12)	787	(799)	15	(814)
Securitization fees	28	52	(24)	—	(24)
Value portfolio	342	115	227	20	207
Total Corporate	358	954	(596)	35	(631)
Video	13,364	10,935	2,429	312	2,117
Held-for-sale and other reclassifications	389	275	114	—	114
Reclassification of prior service credits	—	1,341	(1,341)	—	(1,341)
Merger & Significant Items	—	(69)	69	114	(45)
Eliminations and consolidations	(119)	(119)	—	—	—
Total Corporate and Other	13,992	13,317	675	461	214
AT&T Inc.	$71,617	$47,956	$23,661	$8,895	$14,766

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Communications	$7,226	$7,384	$14,255	$14,815
Latin America	(82)	(129)	(184)	(263)
Segment Operating Income	7,144	7,255	14,071	14,552
Reconciling Items:
Corporate	(634)	(331)	(1,189)	(631)
Video	—	1,216	—	2,117
Held-for-sale and other reclassifications	—	62	—	114
Transaction and other costs	(185)	—	(283)	(35)
Amortization of intangibles acquired	(17)	(28)	(44)	(114)
Asset impairments and abandonments and restructuring	(631)	—	(631)	—
Benefit-related gains (losses), and other employee-related costs	(108)	70	(201)	104
Reclassification of prior service credits	(613)	(672)	(1,230)	(1,341)
AT&T Operating Income	4,956	7,572	10,493	14,766
Interest Expense	1,502	1,640	3,128	3,463
Equity in net income (loss) of affiliates	504	(18)	1,025	(24)
Other income (expense) — net	2,302	1,206	4,459	5,436
Income from Continuing Operations Before Income Taxes	$6,260	$7,120	$12,849	$16,715

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended June 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$14,921	$—	$—	$534	$20	$—	$15,475
Video service	—	—	—	—	—	—	—
Business service	—	5,416	—	—	—	—	5,416
Broadband	—	—	2,393	—	—	—	2,393
Advertising	83	—	—	—	—	—	83
Legacy voice and data	—	—	445	—	66	—	511
Other	—	—	336	—	54	—	390
Total Service	15,004	5,416	3,174	534	140	—	24,268
Equipment	4,922	179	—	274	—	—	5,375
Total	$19,926	$5,595	$3,174	$808	$140	$—	$29,643

For the three months ended June 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$14,252	$—	$—	$447	$28	$—	$14,727
Video service	—	—	—	—	6,607	—	6,607
Business service	—	5,860	—	—	—	—	5,860
Broadband	—	—	2,266	—	—	—	2,266
Advertising	94	—	—	—	57	(57)	94
Legacy voice and data	—	—	504	—	113	—	617
Other	—	—	336	—	144	—	480
Total Service	14,346	5,860	3,106	447	6,949	(57)	30,651
Equipment	4,590	192	34	241	32	—	5,089
Total	$18,936	$6,052	$3,140	$688	$6,981	$(57)	$35,740

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$29,569	$—	$—	$1,024	$19	$—	$30,612
Video service	—	—	—	—	—	—	—
Business service	—	10,894	—	—	—	—	10,894
Broadband	—	—	4,748	—	—	—	4,748
Advertising	159	—	—	—	—	—	159
Legacy voice and data	—	—	905	—	155	—	1,060
Other	—	—	682	—	112	—	794
Total Service	29,728	10,894	6,335	1,024	286	—	48,267
Equipment	10,273	341	—	474	—	—	11,088
Total	$40,001	$11,235	$6,335	$1,498	$286	$—	$59,355

For the six months ended June 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$28,235	$—	$—	$886	$37	$—	$29,158
Video service	—	—	—		13,291	—	13,291
Business service	—	11,732	—	—	70	—	11,802
Broadband	—	—	4,471	—	—	—	4,471
Advertising	159	—	—	—	119	(119)	159
Legacy voice and data	—	—	1,023	—	236	—	1,259
Other	—	—	668	—	285	—	953
Total Service	28,394	11,732	6,162	886	14,038	(119)	61,093
Equipment	9,576	366	76	433	73	—	10,524
Total	$37,970	$12,098	$6,238	$1,319	$14,111	$(119)	$71,617

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline, and consumer wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2022	2021
Deferred Acquisition Costs
Prepaid and other current assets	$2,647	$2,551
Other Assets	3,657	3,247
Total deferred customer contract acquisition costs	$6,304	$5,798
Deferred Fulfillment Costs
Prepaid and other current assets	$2,470	$2,600
Other Assets	4,279	4,148
Total deferred customer contract fulfillment costs	$6,749	$6,748

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2022	2021[1]
Deferred acquisition cost amortization	$1,381	$1,623
Deferred fulfillment cost amortization	1,321	2,422
[1]Includes deferred acquisition amortization of $348 and deferred fulfillment cost amortization of $1,031 from our separated Video business for the six months ended June 30, 2021.
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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2022	2021
Contract asset	$4,777	$4,389
Current portion in “Prepaid and other current assets”	2,761	2,582
Contract liability	3,829	4,133
Current portion in “Advanced billings and customer deposits”	3,491	3,766

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our contract asset balances for the quarter ended June 30, 2022 and December 31, 2021 reflect increased promotional equipment sales in our wireless business. We expect the amortization of these promotional costs to increase throughout 2022 and the contract asset to flatten in 2023.

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $3,238.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $33,657, of which we expect to recognize approximately 78% by the end of 2023, with the balance recognized thereafter.

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

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. Total distributions from the pension plan exceeded the threshold of service and interest costs for 2022, requiring us to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter-end in 2022. These remeasurements resulted in the recognition of an actuarial gain of $1,345 in the second quarter and $2,357 for the first six months of 2022.

As part of our 2022 remeasurements, we updated the weighted-average discount rate used to measure our pension benefit obligation from 3.00% at December 31, 2021 to 3.70% at March 31, 2022, and to 4.80% at June 30, 2022. The discount rate in effect for determining pension service and interest costs after our June 30 remeasurement is 4.90% and 4.40% respectively. The remeasurements also reflect actual returns on pension plan assets of (11.30)% (six-month rate) relative to our expected long-term rate of 6.75% (annual rate). Similar to 2022, in 2021 we were required to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter end.

AT&T INC.
JUNE 30, 2022

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Pension cost:
Service cost – benefits earned during the period	$164	$228	$347	$482
Interest cost on projected benefit obligation	415	339	735	630
Expected return on assets	(802)	(850)	(1,670)	(1,727)
Amortization of prior service credit	(34)	(36)	(67)	(72)
Net pension (credit) cost before remeasurement	(257)	(319)	(655)	(687)
Actuarial (gain) loss	(1,345)	197	(2,357)	(2,647)
Net pension (credit) cost	$(1,602)	$(122)	$(3,012)	$(3,334)

Postretirement cost:
Service cost – benefits earned during the period	$9	$12	$18	$23
Interest cost on accumulated postretirement benefit obligation	63	52	126	105
Expected return on assets	(33)	(38)	(65)	(76)
Amortization of prior service credit	(582)	(635)	(1,164)	(1,269)
Net postretirement (credit) cost	$(543)	$(609)	$(1,085)	$(1,217)
Combined net pension and postretirement (credit) cost	$(2,145)	$(731)	$(4,097)	$(4,551)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $12 and $11 in the second quarter and $24 and $23 for the first six months of 2022 and 2021, respectively. During the first quarter of 2022, we also recorded an actuarial gain of $41.

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

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$131,419	$128,224	$167,475	$193,068
Commercial paper	2,860	2,860	6,586	6,586
Investment securities[2]	2,726	2,726	3,214	3,214
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2022 and December 31, 2021. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$963	$—	$—	$963
International equities	189	—	—	189
Fixed income equities	194	—	—	194
Available-for-Sale Debt Securities	—	1,198	—	1,198
Asset Derivatives
Cross-currency swaps	—	17	—	17
Liability Derivatives
Cross-currency swaps	—	(5,919)	—	(5,919)
Foreign exchange contracts	—	(27)	—	(27)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,213	$—	$—	$1,213
International equities	221	—	—	221
Fixed income equities	219	—	—	219
Available-for-Sale Debt Securities	—	1,380	—	1,380
Asset Derivatives
Cross-currency swaps	—	211	—	211
Liability Derivatives
Cross-currency swaps	—	(3,170)	—	(3,170)

AT&T INC.
JUNE 30, 2022

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Total gains (losses) recognized on equity securities	$(237)	$87	$(332)	$142
Gains (Losses) recognized on equity securities sold	(41)	—	(48)	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(196)	$87	$(284)	$142

At June 30, 2022, available-for-sale debt securities totaling $1,198 have maturities as follows - less than one year: $83; one to three years: $140; three to five years: $196; five or more years: $779.

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

We also designate some of our cross-currency swaps and foreign exchange contracts as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt. For cross-currency hedges, we have elected to exclude the change in fair value of the swap related to both time value and cross-currency basis spread from the assessment of hedge effectiveness. For foreign exchange contracts, we have elected to exclude the change in fair value of forward points from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2022 and 2021, no ineffectiveness was measured on fair value hedges.

AT&T INC.
JUNE 30, 2022

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $59 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2022, we had posted collateral of $674 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in June, we would have been required to post additional collateral of $57. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $5,697. At December 31, 2021, we had posted collateral of $135 (a deposit asset) and held collateral of $7 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2022	2021
Cross-currency swaps	$38,213	$40,737
Foreign exchange contracts	628	—
Total	$38,841	$40,737

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2022	2021	2022	2021
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$(1)	$(2)	$(2)
Gain (Loss) on long-term debt	1	1	2	2
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	96	16	59	(32)
Gain (Loss) on long-term debt	(96)	(16)	(59)	32
Gain (Loss) recognized in accumulated OCI	(69)	2	(60)	1
Foreign exchange contracts:
Gain (Loss) on foreign exchange contracts	(23)	—	(23)	—
Gain (Loss) on long-term debt	23	—	23	—
Gain (Loss) recognized in accumulated OCI	(4)	—	(4)	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”
The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2022	2021	2022	2021
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(702)	$(1,149)	$(387)	$(505)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	—	(4)	3	—
Other income (expense) - net reclassified from accumulated OCI into income	—	(5)	1	(10)
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(16)	(23)	(36)	(48)
Other income (expense) reclassified from accumulated OCI into income	(45)	—	(45)	—
Distribution of WarnerMedia	(12)	—	(12)	—

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auction On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC with an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. We received the licenses in May 2022 and classified the auction deposits and related capitalized interest as “Licenses - Net” on our June 30, 2022 consolidated balance sheet.

In February 2021, the FCC announced that we were the winning bidder for 1,621 C-Band licenses. We provided the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. The licenses were received in July 2021.

AT&T INC.
JUNE 30, 2022

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

Dispositions
WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Spinco, an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery, Inc (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter, assets of approximately $121,100 and liabilities of $70,600 were removed from our balance sheet as well as $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to section 1.3 of the SDA, which will result in a $1,200 payment to WBD in the third quarter and is reflected in the accompanying June 30, 2022 balance sheet as an adjustment to additional paid in capital. (See Note 13)

AT&T, Spinco and Discovery entered into a Tax Matters Agreement, which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, the preservation of the expected tax-free status of the transactions contemplated by the SDA, and other matters regarding taxes.

Xandr On June 6, 2022, we completed the sale of the marketplace component of Xandr to Microsoft Corporation. Xandr was reflected in our historical financial statements as discontinued operations. (See Note 13)

NOTE 9. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs is discussed in detail below and generally consists of receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price. Under this program, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables. Under the terms of our agreement for this program, we continue to bill and collect the payments from our customers on behalf of the financial institutions.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of the receivables and accounts being serviced:

	June 30, 2022	December 31, 2021
Gross receivables:	$4,050	$4,361
Balance sheet classification
Accounts receivable
Notes receivable	2,079	1,846
Trade receivables	523	606
Other Assets
Noncurrent notes and trade receivables	1,448	1,909

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	10,324	9,767
Cash proceeds received, net of remittances[1]	7,709	6,644
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

The following table sets forth a summary of equipment installment receivables sold under this program during the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross receivables sold	$2,651	$2,009	$6,252	$5,944
Net receivables sold[1]	2,555	1,963	6,033	5,789
Cash proceeds received	2,618	1,731	5,934	5,250
Deferred purchase price recorded	—	292	245	706
Guarantee obligation recorded	144	81	296	227
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
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Fair value of repurchased receivables	$1,023	$350	$1,928	$623
Carrying value of deferred purchase price	1,038	326	1,940	579
Gain (loss) on repurchases[1]	$(15)	$24	$(12)	$44
[1]These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At June 30, 2022 and December 31, 2021, our deferred purchase price receivable was $2,638 and $3,177, respectively, of which $1,765 and $2,123 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2022 and December 31, 2021 was $419 and $371, respectively, of which $143 and $101 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$1,357	$1,349	$2,704	$2,678

Finance lease cost:
Amortization of right-of-use assets	$49	$44	$94	$87
Interest on lease obligation	44	36	81	70
Total finance lease cost	$93	$80	$175	$157

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides supplemental cash flows information related to leases:

	Six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$2,334	$2,298
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	1,796	1,746

The following tables set forth supplemental balance sheet information related to leases:

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$21,808	$21,824

Accounts payable and accrued liabilities	$3,466	$3,393
Operating lease obligation	18,749	18,956
Total operating lease obligation	$22,215	$22,349
Finance Leases
Property, plant and equipment, at cost	$2,629	$2,494
Accumulated depreciation and amortization	(1,105)	(1,053)
Property, plant and equipment, net	$1,524	$1,441

Current portion of long-term debt	$136	$127
Long-term debt	1,542	1,442
Total finance lease obligation	$1,678	$1,569

	June 30,
	2022	2021
Weighted-Average Remaining Lease Term (years)
Operating leases	8.1	8.1
Finance leases	8.1	9.3

Weighted-Average Discount Rate
Operating leases	3.6%	3.8%
Finance leases	7.9%	8.3%

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table provides the expected future minimum maturities of lease obligations:

At June 30, 2022	Operating	Finance
	Leases	Leases
Remainder of 2022	$2,304	$140
2023	4,390	281
2024	3,936	271
2025	3,258	276
2026	2,560	255
Thereafter	9,892	1,143
Total lease payments	26,340	2,366
Less: imputed interest	(4,125)	(688)
Total	$22,215	$1,678

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

For the six months ended June 30, 2022, our share of DIRECTV’s earnings included in equity in net income of affiliates was $1,037. Cash distributions from DIRECTV in the first six months totaled $2,675, with $1,037 classified as operating activities and $1,638 classified as investing activities in our consolidated statement of cash flows. Our investment in DIRECTV at June 30, 2022 was $3,910.

In addition to the assets and liabilities contributed to DIRECTV, at close we recorded total obligations of $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 is in the form of a note payable to DIRECTV. During the first six months of 2022, cash payments to DIRECTV on the note totaled $722 and were classified as financing activities in our consolidated statement of cash flows. Amounts due under the DIRECTV note were $619 at June 30, 2022.

We also provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the six months ended June 30, 2022, we billed DIRECTV approximately $600 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of $207 in the second quarter and $335 for the first six months of 2022.

At June 30, 2022, we had accounts receivable from DIRECTV of $622 and accounts payable to DIRECTV of $407.

We are not committed, implicitly or explicitly to provide financial or other support, other than noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents[1]	$4,018	$11,869	$21,169	$9,740
Restricted cash in Prepaid and other current assets	1	6	3	9
Restricted cash in Other Assets	98	101	144	121
Cash and Cash Equivalents and Restricted Cash	$4,117	$11,976	$21,316	$9,870
[1] For continuing and discontinued operations.

The following table summarizes cash paid during the periods for interest and income taxes:

	Six months ended
	June 30,
Cash paid (received) during the period for:	2022	2021
Interest	$4,028	$3,760
Income taxes, net of refunds	338	182

The following table summarizes capital expenditures:
	Six months ended
	June 30,
	2022	2021
Purchase of property and equipment	$9,399	$7,487
Interest during construction - capital expenditures[1]	77	94
Total Capital Expenditures	$9,476	$7,581

The following table summarizes acquisitions, net of cash acquired:
	Six months ended
	June 30,
	2022	2021
Spectrum acquisitions	$8,965	$22,886
Interest during construction - spectrum[1]	605	257
Total Acquisitions	$9,570	$23,143
[1] Total capitalized interest was $682 and $351 for the six months ended June 30, 2022 and 2021, respectively.

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the six months ended June 30, 2022 and 2021, we recorded vendor financing commitments related to capital investments of approximately $2,012 and $1,778, respectively.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Total vendor financing payables included in our June 30, 2022 consolidated balance sheet were approximately $3,547, with $1,981 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to five years (in “Other noncurrent liabilities”).

Debt Transactions At June 30, 2022, our debt obligations totaled $135,957. Our debt activity primarily consisted of the following:

	First Quarter	Second Quarter	Six months ended June 30, 2022
Net commercial paper borrowings	$1,471	$(5,219)	$(3,748)
Issuance of Notes and Debentures:
Other	$479	$—	$479
Debt Issuances	$479	$—	$479

Repayments:
2021 Syndicated Term Loan	$—	$(7,350)	$(7,350)
BAML Bilateral Term Loan – Tranche A	—	(1,000)	(1,000)
Private financing	—	(750)	(750)
Repayment of other short-term borrowings	$—	$(9,100)	$(9,100)

USD notes[1,2,3]	$(123)	$(18,957)	$(19,080)
Euro notes	—	(3,343)	(3,343)
BAML Bilateral Term Loan – Tranche B	—	(1,000)	(1,000)
Other	(667)	(123)	(790)
Repayments of long-term debt	$(790)	$(23,423)	$(24,213)
1On March 31, 2022, we issued a notice for the redemption in full of all of the outstanding $1,962 aggregate principal amount of 3.000% Global Notes due June 30, 2022. We redeemed the notes on April 30, 2022 at 100% of the principal amount.

2On April 11, 2022, we issued notices for the redemption in full of all of outstanding approximately $9,042 aggregate principal amount of various global notes due 2022 to 2026 with coupon rates ranging from 2.625% to 4.450% (Make-Whole Notes). The Make-Whole Notes were redeemed on the redemption dates set forth in the notices of redemption, at “make whole” redemption prices calculated as set forth in the respective redemption notices in the second quarter.

[3]Includes $7,954 of cash paid toward the $8,822 aggregate principal amount of various notes that were tendered for cash in May 2022. The notes had interest rates ranging between 3.100% and 8.750% and original maturities ranging from 2026 to 2061.

NOTE 13. DISCONTINUED OPERATIONS

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions completed during 2021 that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic.

AT&T INC.
JUNE 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following is a summary of operating results included in income (loss) from discontinued operations for the second quarter and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$1,057	$8,306	$9,450	$16,367
Operating Expenses
Cost of revenues	658	4,943	5,480	9,438
Selling, general and administrative	389	1,780	2,779	3,536
Asset abandonments and impairments	—	4,555	—	4,555
Depreciation and amortization	95	1,332	1,172	2,674
Total operating expenses	1,142	12,610	9,431	20,203
Interest expense	35	45	131	91
Equity in net income (loss) of affiliates	(7)	61	(27)	118
Other income (expense) – net	(170)	(207)	(139)	(216)
Total other income (expense)	(212)	(191)	(297)	(189)
Income (Loss) before income taxes	(297)	(4,495)	(278)	(4,025)
Income tax expense (benefit)	(83)	(400)	(79)	(286)
Net income (loss) from discontinued operations	$(214)	$(4,095)	$(199)	$(3,739)

The following is a summary of assets and liabilities attributable to discontinued operations, which were included in our Consolidated Balance Sheet at December 31, 2021:

December 31,
2021
Assets:
Current assets	$9,005
Noncurrent Inventories and Theatrical Film and Television Production Costs	18,983
Property, plant and equipment, net	4,255
Goodwill	40,484
Other Intangibles – Net	40,273
Other assets	6,776
Total assets, discontinued operations	$119,776

Liabilities:
Current liabilities	$12,912
Other liabilities	20,643
Total liabilities, discontinued operations	$33,555

In preparation for close, on April 7, 2022, Spinco drew $10,000 on its $10,000 term loan credit agreement (Spinco Term Loan), which conveyed to WBD. Total debt conveyed was approximately $41,600, which includes $1,600 of existing WarnerMedia debt, $30,000 of Spinco senior notes issued in March 2022 and the $10,000 Spinco Term Loan. WarnerMedia cash transfer to Discovery was approximately $2,660.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OVERVIEW
AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. Our comparative results are impacted by the July 2021 separation of our Video business. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (Notes).

We have two reportable segments: Communications and Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

On April 8, 2022, we closed on our transaction to combine substantially all of our WarnerMedia segment (WarnerMedia business) with a subsidiary of Discovery, Inc (Discovery). Upon the separation and distribution of WarnerMedia, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions completed during 2021 that were components of AT&T’s single plan of a strategic shift, including dispositions that did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. These businesses are reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

	Second Quarter			Six-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating Revenues
Communications	$28,695	$28,128	2.0%	$57,571	$56,306	2.2%
Latin America - Mexico	808	688	17.4	1,498	1,319	13.6
Corporate and Other:
Corporate	140	184	(23.9)	286	358	(20.1)
Video	—	6,639	—	—	13,364	—
Held-for-sale and other reclassifications	—	158	—	—	389	—
Eliminations and consolidation	—	(57)	—	—	(119)	—
AT&T Operating Revenues	29,643	35,740	(17.1)	59,355	71,617	(17.1)

Operating Income
Communications	7,226	7,384	(2.1)	14,255	14,815	(3.8)
Latin America - Mexico	(82)	(129)	36.4	(184)	(263)	30.0
Segment Operating Income	7,144	7,255	(1.5)	14,071	14,552	(3.3)
Corporate	(634)	(331)	(91.5)	(1,189)	(631)	(88.4)
Video	—	1,216	—	—	2,117	—
Held-for-sale and other reclassifications	—	62	—	—	114	—
Reclassification of prior service credits	(613)	(672)	8.8	(1,230)	(1,341)	8.3
Merger and Significant Items	(941)	42	—	(1,159)	(45)	—
Eliminations and consolidations	—	—	—	—	—	—
AT&T Operating Income	$4,956	$7,572	(34.5)%	$10,493	$14,766	(28.9)%

The Communications segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:

AT&T INC.
JUNE 30, 2022

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

The Latin America segment provides wireless services and equipment in Mexico.

In the first quarter of 2022, we reclassified into "Corporate" certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $270 for full-year 2021. Correspondingly, this recast lowered administrative expenses at AT&T’s Communications operations and Video, with no change on a consolidated basis.

RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	Second Quarter			Six-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating Revenues
Service	$24,268	$30,651	(20.8)%	$48,267	$61,093	(21.0)%
Equipment	5,375	5,089	5.6	11,088	10,524	5.4
Total Operating Revenues	29,643	35,740	(17.1)	59,355	71,617	(17.1)

Operating expenses
Operations and support	20,237	23,739	(14.8)	39,950	47,956	(16.7)
Depreciation and amortization	4,450	4,429	0.5	8,912	8,895	0.2
Total Operating Expenses	24,687	28,168	(12.4)	48,862	56,851	(14.1)
Operating Income	4,956	7,572	(34.5)	10,493	14,766	(28.9)
Interest expense	1,502	1,640	(8.4)	3,128	3,463	(9.7)
Equity in net income (loss) of affiliates	504	(18)	—	1,025	(24)	—
Other income (expense) - net	2,302	1,206	90.9	4,459	5,436	(18.0)
Income from Continuing Operations Before Income Taxes	6,260	7,120	(12.1)	12,849	16,715	(23.1)
Income from Continuing Operations	$4,751	$5,969	(20.4)%	$9,900	$13,555	(27.0)%

Operating revenues decreased in the second quarter and in the first six months of 2022, reflecting the July 31, 2021 separation of the U.S. video business and lower Business Wireline revenues driven by lower demand for legacy services and a strategic decision to deemphasize non-core services. Partially offsetting declines were higher Mobility service and equipment revenues and gains in broadband service in our Communications segment, and growth in Mexico wireless operations.

Operations and support expenses decreased in the second quarter and in the first six months of 2022. The expense decrease reflects the separation of U.S. video. Offsetting the decrease from the separated business were expense increases resulting from noncash impairment charges of approximately $600, due primarily to updated network build plans stemming from spectrum acquired in recent auctions and impairment of personal protective equipment inventory. Expense increases were also driven by higher domestic wireless equipment expense from subscriber growth and the sale of higher-priced smartphones, increased wholesale network access charges, increased bad debt expense and 3G network shutdown costs in the first quarter of 2022. These increases were partially offset by our first-quarter 2022 updates to the expected economic lives of customer relationships, which extended the amortization period of deferred acquisition and fulfillment costs and reduced expenses approximately $120

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

in the second quarter and $255 for the first six months, with $40 in the quarter and $100 for the six-month period recorded to Mobility, $40 in the quarter and $75 for the six-month period to Business Wireline and $40 in the quarter and $80 for the six-month period to Consumer Wireline.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2022.
Depreciation expense increased $32, or 0.7% in the second quarter and $87, or 1.0% for the first six months of 2022. The increases were primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Amortization expense decreased $11, or 39.3% in the second quarter and $70, or 61.4% for the first six months of 2022 primarily due to amortization of intangibles associated with prior acquisitions.

Operating income decreased in the second quarter and in the first six months of 2022, reflecting the separation of the U.S. video business. Our operating income margin for the second quarter decreased from 21.2% in 2021 to 16.7% in 2022 and in the first six months decreased from 20.6% in 2021 to 17.7% in 2022.
Interest expense decreased in the second quarter and first six months of 2022, primarily due to lower debt balances and higher capitalized interest associated with spectrum acquisitions, partially offset by higher interest rates.

Equity in net income of affiliates increased in the second quarter and for the first six months of 2022, primarily due to the close of our transaction with TPG and our accounting for our investment in DIRECTV Entertainment Holdings, LLC (DIRECTV) under the equity method of accounting beginning August 1, 2021 (see Note 11).

Other income (expense) – net increased in the second quarter and decreased for the first six months of 2022. The increase in the second quarter was primarily driven by the recognition of an actuarial gain of $1,345 compared to an actuarial loss of $197 in 2021, partially offset by lower returns on benefit-related investments and benefit expense accrual increases that resulted from the first-quarter 2022 remeasurement of plan assets and obligations, which included an increase in the assumed discount rate.

The decrease for the first six months resulted from the aforementioned lower returns on benefit-related investments, higher benefit expense accruals, lower actuarial gains in the six-month period 2022 versus 2021 and the impact of gains on investment and business sales in the prior year. (see Note 6).

Income tax expense increased in the second quarter and decreased for the first six months of 2022. The increase in the second quarter was primarily driven by one-time benefits in the second quarter of 2021 offset by lower income before income tax. The second quarter one-time benefits in 2021 primarily related to Vrio basis adjustment resulting from the held-for-sale classification and other tax planning initiatives, including state apportionment analysis. Our effective tax rate was 24.1% in the second quarter of 2022, versus 16.2% in the comparable period in the prior year.

The decrease for the first six months was primarily due to lower income before income tax offset by higher one-time benefits in 2021. Our effective tax rate was 23.0% for the first six months of 2022, versus 18.9% for the comparable period in the prior year.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Segment Operating Revenues
Mobility	$19,926	$18,936	5.2%	$40,001	$37,970	5.3%
Business Wireline	5,595	6,052	(7.6)	11,235	12,098	(7.1)
Consumer Wireline	3,174	3,140	1.1	6,335	6,238	1.6
Total Segment Operating Revenues	28,695	28,128	2.0	57,571	56,306	2.2

Operating Income
Mobility	6,212	6,007	3.4	12,065	12,051	0.1
Business Wireline	710	1,069	(33.6)	1,569	2,149	(27.0)
Consumer Wireline	304	308	(1.3)	621	615	1.0
Total Operating Income	$7,226	$7,384	(2.1)%	$14,255	$14,815	(3.8)%

Selected Subscribers and Connections
	June 30,
(000s)	2022	2021
Mobility Subscribers	203,373	191,646
Total domestic broadband connections	15,509	15,481
Network access lines in service	5,725	6,691
U-verse VoIP connections	3,124	3,559

Operating revenues increased in the second quarter and for the first six months of 2022, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service and equipment revenue growth and gains in broadband service. Business Wireline continues to reflect lower demand for legacy services and a strategic decision to deemphasize non-core services.

Operating income decreased in the second quarter and for the first six months of 2022, reflecting lower operating income from our Business Wireline and Consumer Wireline business units in the second quarter, offset by increases in our Mobility business unit. Operating income for the first six months reflects lower operating income from our Business Wireline business unit, offset by increases in our Mobility and Consumer Wireline business units. Our Communications segment operating income margin in the second quarter decreased from 26.3% in 2021 to 25.2% in 2022 and for the first six months of the year from 26.3% in 2021 to 24.8% in 2022, reflecting, in part, increased equipment sales with negative margins.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating revenues
Service	$15,004	$14,346	4.6%	$29,728	$28,394	4.7%
Equipment	4,922	4,590	7.2	10,273	9,576	7.3
Total Operating Revenues	19,926	18,936	5.2	40,001	37,970	5.3

Operating expenses
Operations and support	11,697	10,906	7.3	23,860	21,882	9.0
Depreciation and amortization	2,017	2,023	(0.3)	4,076	4,037	1.0
Total Operating Expenses	13,714	12,929	6.1	27,936	25,919	7.8
Operating Income	$6,212	$6,007	3.4%	$12,065	$12,051	0.1%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	June 30,		Percent
(in 000s)	2022	2021	Change
Postpaid	82,694	79,059	4.6%
Postpaid phone	68,311	65,503	4.3
Prepaid	19,095	18,681	2.2
Reseller	5,480	6,406	(14.5)
Connected devices[1]	96,104	87,500	9.8
Total Mobility Subscribers[2]	203,373	191,646	6.1%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at June 30, 2022 excludes the impact of 10,707 subscriber and connected device disconnections resulting from our 3G network shutdown in February 2022. Postpaid disconnections were 899, including 438 phone, 234 prepaid, 749 reseller subscribers, and 8,825 connected devices.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	Second Quarter				Six-Month Period
			Percent				Percent
(in 000s)	2022	2021	Change		2022	2021	Change
Postpaid Phone Net Additions	813	789	3.0%		1,504	1,384	8.7%
Total Phone Net Additions	1,009	963	4.8		1,813	1,765	2.7

Postpaid[2]	1,058	1,156	(8.5)		2,023	1,979	2.2
Prepaid	231	297	(22.2)		347	576	(39.8)
Reseller	21	(125)	—		4	(193)	—
Connected devices[3]	5,292	4,209	25.7		9,760	6,726	45.1
Mobility Net Subscriber Additions[1]	6,602	5,537	19.2%		12,134	9,088	33.5%

Postpaid Churn[4]	0.93%	0.87%	6	BP	0.93%	0.90%	3	BP
Postpaid Phone-Only Churn[4]	0.75%	0.69%	6	BP	0.77%	0.73%	4	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 54 and 13 for the three months ended June 30, 2022 and 2021 and 85 and (50) for the first six months ended June 30, 2022 and 2021. Wearables and other net adds were 191 and 352 for the quarter ended June 30, 2022 and 2021 and 434 and 643 for the first six months ended June 30, 2022 and 2021.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were 2.8 million for the quarter ended June 30, 2022 and 4.7 million for the six months ended June 30, 2022.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the second quarter and for the first six months of 2022. The increases are largely due to growth from subscriber gains.

ARPU
Average revenue per subscriber (ARPU) increased in the second quarter and for the first six months of 2022. ARPU during 2022 reflects improved international roaming and pricing changes, offset by the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were slightly higher in the first six months due to involuntary disconnects. Churn remains consistently low reflecting the impacts of retention offers, migrations to unlimited plans, and continued network performance.

Equipment revenue increased in the second quarter and for the first six months of 2022, primarily driven by customer growth and the sale of higher-priced smartphones.

Operations and support expenses increased in the second quarter and for the first six months of 2022 largely driven by growth in equipment sales and associated expenses, higher network costs, bad debt expense, HBO Max content costs, FirstNet costs, the elimination of Connect America Fund Phase II (CAF II) government credits, and first-quarter 2022 3G network shutdown costs. In the first quarter of 2022, we updated our analysis of economic lives of customer relationships and extended the amortization period of Mobility deferred customer contract costs, which decreased expense approximately $40 and $100 in the second quarter and for the first six months of 2022.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation expense decreased in the second quarter and increased for the first six months of 2022. The second quarter decrease is due to ceasing use of 3G network assets. The increase for the first six months of 2022 is due to ongoing capital spending for network upgrades and expansion.

Operating income increased in the second quarter and for the first six months of 2022. Our Mobility operating income margin in the second quarter decreased from 31.7% in 2021 to 31.2% in 2022 and for the first six months decreased from 31.7% in 2021 to 30.2% in 2022. Our Mobility EBITDA margin in the second quarter decreased from 42.4% in 2021 to 41.3% in 2022 and for the first six months decreased from 42.4% in 2021 to 40.4% in 2022. EBITDA is defined as operating income excluding depreciation and amortization.
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

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating revenues
Service	$5,416	$5,860	(7.6)%	$10,894	$11,732	(7.1)%
Equipment	179	192	(6.8)	341	366	(6.8)
Total Operating Revenues	5,595	6,052	(7.6)	11,235	12,098	(7.1)

Operating expenses
Operations and support	3,572	3,690	(3.2)	7,054	7,378	(4.4)
Depreciation and amortization	1,313	1,293	1.5	2,612	2,571	1.6
Total Operating Expenses	4,885	4,983	(2.0)	9,666	9,949	(2.8)
Operating Income	$710	$1,069	(33.6)%	$1,569	$2,149	(27.0)%

Service revenues decreased in the second quarter and for the first six months of 2022, driven by lower demand for legacy voice and data services partly due to customers’ varying approaches to return-to-work policies, and lower revenues from the government sector, partially offset by growth in connectivity services. We expect this trend to continue for the remainder of the year.

Equipment revenues decreased in the second quarter and for the first six months of 2022, driven by declines in legacy and non-core services.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operations and support expenses decreased in the second quarter and for the first six months of 2022, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization. Expense declines were also driven by lower amortization of deferred fulfillment costs, including our first-quarter 2022 updates to the estimated economic lives of subscribers, which decreased expense approximately $40 and $75 in the first quarter and for the first six months of 2022. The declines were partially offset by higher wholesale access network costs. As part of our transformation activities, we expect operations and support expense improvements in the second half of 2022 as we size our operations consistent with the strategic direction of the business.

Depreciation expense increased in the second quarter and for the first six months of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Operating income decreased in the second quarter and for the first six months of 2022. Our Business Wireline operating income margin in the second quarter decreased from 17.7% in 2021 to 12.7% in 2022 and for the first six months decreased from 17.8% in 2021 to 14.0% in 2022. Our Business Wireline EBITDA margin in the second quarter decreased from 39.0% in 2021 to 36.2% in 2022 and for the first six months decreased from 39.0% in 2021 to 37.2% in 2022.

Consumer Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating revenues
Broadband	$2,393	$2,266	5.6%	$4,748	$4,471	6.2%
Legacy voice and data services	445	504	(11.7)	905	1,023	(11.5)
Other service and equipment	336	370	(9.2)	682	744	(8.3)
Total Operating Revenues	3,174	3,140	1.1	6,335	6,238	1.6

Operating expenses
Operations and support	2,085	2,063	1.1	4,163	4,092	1.7
Depreciation and amortization	785	769	2.1	1,551	1,531	1.3
Total Operating Expenses	2,870	2,832	1.3	5,714	5,623	1.6
Operating Income	$304	$308	(1.3)%	$621	$615	1.0%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	June 30,		Percent
(in 000s)	2022	2021	Change
Broadband Connections
Total Broadband and DSL Connections	14,105	14,174	(0.5)%
Broadband	13,825	13,818	0.1
Fiber Broadband Connections	6,597	5,432	21.4

Voice Connections
Retail Consumer Switched Access Lines	2,228	2,631	(15.3)
U-verse Consumer VoIP Connections	2,521	2,965	(15.0)
Total Retail Consumer Voice Connections	4,749	5,596	(15.1)%

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2022	2021	Change	2022	2021	Change
Broadband Net Additions
Total Broadband and DSL Net Additions	(43)	28	—%	(55)	74	—%
Broadband Net Additions	(25)	51	—	(20)	125	—
Fiber Broadband Net Additions	316	246	28.5%	605	481	25.8%

Broadband revenues increased in the second quarter and for the first six months of 2022, driven by an increase in fiber customers, which we expect to continue for the foreseeable future as we invest further in building our fiber footprint.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2022, reflecting the continued decline in the number of customers, which we expect to continue.

Other service and equipment revenues decreased in the second quarter and for the first six months of 2022, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

Operations and support expenses increased in the second quarter and for the first six months of 2022, primarily driven by higher network and technology costs, the elimination of CAF II government credits and higher advertising costs and bad debt expense. Partially offsetting these increases was our first-quarter 2022 updates to the estimated economic lives of broadband/fiber subscribers, which decreased expense approximately $40 in the second quarter and $80 for the first six months of 2022.

Depreciation expense increased in the second quarter and for the first six months of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Operating income decreased in the second quarter and increased for the first six months of 2022. Our Consumer Wireline operating income margin in the second quarter decreased from 9.8% in 2021 to 9.6% in 2022 and for the first six months decreased from 9.9% in 2021 to 9.8% in 2022. Our Consumer Wireline EBITDA margin in the second quarter was 34.3% in 2021 and 2022 and for the first six months decreased from 34.4% in 2021 to 34.3% in 2022.

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
	2022	2021	Percent Change	2022	2021	Percent Change
Segment Operating revenues
Service	$534	$447	19.5%	$1,024	$886	15.6%
Equipment	274	241	13.7	474	433	9.5
Total Segment Operating Revenues	808	688	17.4	1,498	1,319	13.6

Segment Operating expenses
Operations and support	721	667	8.1	1,352	1,287	5.1
Depreciation and amortization	169	150	12.7	330	295	11.9
Total Segment Operating Expenses	890	817	8.9	1,682	1,582	6.3
Operating Income (Loss)	(82)	(129)	36.4%	(184)	(263)	30.0%

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mexico:

				June 30,		Percent
(in 000s)				2022	2021	Change
Mexico Wireless Subscribers
Postpaid				4,835	4,745	1.9%
Prepaid				15,422	13,810	11.7
Reseller				443	491	(9.8)
Total Mexico Wireless Subscribers				20,700	19,046	8.7%

	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2022	2021	Change	2022	2021	Change
Mexico Wireless Net Additions
Postpaid	25	20	25.0%	28	49	(42.9)%
Prepaid	187	54	—	365	52	—
Reseller	(15)	(9)	(66.7)	(55)	2	—
Total Mexico Wireless Net Additions	197	65	—%	338	103	—%

Service revenues increased in the second quarter and for the first six months of 2022 reflecting improvements in subscriber growth and growth in other services.

Equipment revenues increased in the second quarter and for the first six months of 2022 due to higher equipment sales price.

Operations and support expenses increased in the second quarter and for the first six months of 2022 driven by equipment costs from customer growth and higher bad debt expense. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2022, reflecting higher in-service assets and spectrum amortization.

Operating income improved in the second quarter and for the first six months of 2022. Our Mexico operating income margin in the second quarter increased from (18.8)% in 2021 to (10.1)% in 2022 and for the first six months increased from (19.9)% in 2021 to (12.3)% in 2022. Our Mexico EBITDA margin in the second quarter increased from 3.1% in 2021 to 10.8% in 2022 and for the first six months increased from 2.4% in 2021 to 9.7% in 2022.

OTHER BUSINESS MATTERS

Spectrum Auction On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC with an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. We received the licenses in May 2022, and classified the auction deposits and related capitalized interest as “Licenses - Net” on our June 30, 2022 consolidated balance sheet. (See Note 8)

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Magallanes, Inc. (Spinco), an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery Inc. (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter, assets of approximately $121,100 and liabilities of $70,600 were removed from our balance sheet as well as $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to section 1.3 of the SDA, which will result in a $1,200 payment to WBD in the third quarter and is reflected in the accompanying June 30, 2022 balance sheet as an adjustment to additional paid in capital. The payment will be accounted for as cash used in financing activities in our statement of cash flows in third quarter of 2022. (See Notes 8 and 13)

AT&T, Spinco and Discovery entered into a Tax Matters Agreement, which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, the preservation of the expected tax-free status of the transactions contemplated by the SDA, and other matters regarding taxes.

Additionally, we entered into an adjusted HBO Max agreement with WBD that provides us with expanded distribution rights and additional flexibility to market and sell the service in a cost-efficient manner. Under the terms of the agreement, beginning June 1, 2022, we will be permitted to include HBO MAX in our customer offerings in exchange for a licensing fee. Furthermore, AT&T has the right, but not the obligation, to market and distribute HBO Max to its customers in plans, bundles, and promotional offers.

Xandr On June 6, 2022, we completed the sale of the marketplace component of Xandr to Microsoft Corporation. Xandr was reflected in our historical financial statements as discontinued operations. (See Notes 8 and 13)

COMPETITIVE AND REGULATORY ENVIRONMENT

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
JUNE 30, 2022

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

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas, $1,000 for middle mile broadband infrastructure, and $1,500 for digital equity programs. On May 13, 2022 NTIA issued three Notices of Funding Opportunity for these initiatives – the Broadband Equity, Access, and Deployment Program, the Enabling Middle Mile Broadband Infrastructure Program, and the State Digital Equity Program. NTIA will continue to administer and implement these programs. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T is a participating provider in the ACP program and will consider participating in the deployment program where appropriate. The IIJA includes various provisions that have resulted in FCC proceedings regarding ACP program administration and consumer protection, reform of the existing universal support program, and broadband labeling and equal access.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions, including at the federal level. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

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

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for six months ended June 30,	2022	2021
Cash provided by operating activities	$15,370	$19,783
Cash used in investing activities	(17,311)	(30,329)
Cash (used in) provided by financing activities	(49,464)	12,103

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$4,018	$19,223
Total debt	135,957	175,631

We had $4,018 in cash and cash equivalents available at June 30, 2022. Cash and cash equivalents included cash of $1,040 and money market funds and other cash equivalents of $2,978. Approximately $1,054 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents decreased $15,205 since December 31, 2021. With the close of the WarnerMedia/Discovery transaction, we expect our cash balances to return to historical thresholds. In the first six months of 2022, cash inflows were

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, cash received in connection with the separation and distribution of the WarnerMedia business, issuance of commercial paper and long-term debt and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt and dividends to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first six months of 2022, cash provided by operating activities was $15,370, compared to $19,783 for the first six months of 2021, reflecting working capital impacts including higher payments for wireless devices tied to accelerated subscriber growth and timing of customer collections in the second quarter of 2022. Although our credit policies have been stable over the last few years, customer collections were lower than expected in the latter half of the second quarter of 2022, as customers returned to pre-pandemic payment trends. Stimulus payments during the pandemic contributed to better collection and bad debt expense trends than historical levels. Specifically, while bad debt expense was slightly higher than 2021, partially due to growth in our account base, it was relatively consistent with 2019 (pre-pandemic) levels.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $916 and $1,256 for the six months ended June 30, 2022 and 2021, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities from Continuing Operations
For the first six months of 2022, cash used in investing activities totaled $17,311, and consisted primarily of $9,476 (including interest during construction) for capital expenditures and $9,570 for acquisitions of spectrum licenses won in Auction 110 and associated capitalized interest. During the first six months of 2022, we received a return of investment of $1,638 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 11).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first six months of 2022, vendor financing payments were $3,337, compared to $2,994 for the first six months of 2021. Capital expenditures in the first six months of 2022 were $9,476, and when including $3,337 cash paid for vendor financing, capital investment was $12,813 ($2,238 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months of 2022, we placed $2,012 of equipment in service under vendor financing arrangements (compared to $1,778 in the prior-year comparable period) and approximately $170 of assets related to the FirstNet build (compared to $450 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first six months of 2022, cash used in financing activities totaled $49,464 and was comprised of debt issuances and repayments, payments of dividends, vendor financing payments, and stock repurchases. During the first six months of 2022, we also paid approximately $722 in cash on the note payable to DIRECTV, with $619 remaining due as of June 30, 2022.

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

A tabular summary of our debt activities for the six months ended June 30, 2022 is as follows:

	First Quarter	Second Quarter	Six months ended June 30, 2022
Net commercial paper borrowings	$1,471	$(5,219)	$(3,748)
Issuance of Notes and Debentures:
Other	$479	$—	$479
Debt Issuances	$479	$—	$479

Repayments:
2021 Syndicated Term Loan	$—	$(7,350)	$(7,350)
BAML Bilateral Term Loan - Tranche A	—	(1,000)	(1,000)
Private financing	—	(750)	(750)
Repayment of other short-term borrowings	$—	$(9,100)	$(9,100)

USD notes[1,2,3]	$(123)	$(18,957)	$(19,080)
Euro notes	—	(3,343)	(3,343)
BAML Bilateral Term Loan - Tranche B	—	(1,000)	(1,000)
Other	(667)	(123)	(790)
Repayments of long-term debt	$(790)	$(23,423)	$(24,213)
1On March 31, 2022, we issued a notice for the redemption in full of all of the outstanding $1,962 aggregate principal amount of 3.000% Global Notes due June 30, 2022. We redeemed the notes on April 30, 2022 at 100% of the principal amount.

2On April 11, 2022, we issued notices for the redemption in full of all of the outstanding approximately $9,042 aggregate principal amount of various global notes due 2022 to 2026 with coupon rates ranging from 2.625% to 4.450% (Make-Whole Notes). The Make-Whole Notes were redeemed on the redemption dates set forth in the notices of redemption, at “make whole” redemption prices calculated as set forth in the respective redemption notices in the second quarter.

[3]Includes $7,954 of cash paid toward the $8,822 aggregate principal amount of various notes that were tendered for cash in May 2022. The notes had interest rates ranging between 3.100% and 8.750% and original maturities ranging from 2026 to 2061.

The weighted average interest rate of our entire long-term debt portfolio including credit agreement borrowings and the impact of derivatives, was approximately 4.0% as of June 30, 2022 and 3.8% as of December 31, 2021. We had $131,419 of total notes and debentures outstanding at June 30, 2022. This also included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $35,189.

At June 30, 2022, we had $6,210 of debt maturing within one year, consisting of $2,860 of commercial paper borrowings and $3,350 of long-term debt issuances.

For the first six months of 2022, we paid $3,337 of cash under our vendor financing program, compared to $2,994 in the prior-year comparable period. Total vendor financing payables included in our June 30, 2022 consolidated balance sheet were $3,547, with $1,981 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At June 30, 2022, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014. During the first six months of 2022, we repurchased approximately 34 million shares under the December 2014 authorization.

We paid dividends on common and preferred shares of $5,835 during the first six months of 2022, compared with $7,571 for the first six months of 2021.

Dividends on common stock declared by our Board of Directors totaled $0.5550 per share in the first six months of 2022 and $1.04 per share in the first six months of 2021. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. On February 1, 2022, we announced

AT&T INC.
JUNE 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

that our Board of Directors approved an expected annual dividend level of $1.11 per common share, or approximately $8,000 per year, following the close of the WarnerMedia/Discovery transaction.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of June 30, 2022.

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

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023, a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of June 30, 2022, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover over 98% of our approximate $38,800 derivative portfolio, counterparties are still required to post collateral. During the first six months of 2022, we posted approximately $550 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2022, our debt ratio was 50.1%, compared to 49.7% at June 30, 2021 and 48.9% at December 31, 2021. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2022, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $38,213 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow or fair value hedges with a net fair value of $(5,902) at June 30, 2022. We had no rate locks at June 30, 2022.

AT&T INC.
JUNE 30, 2022
We have foreign exchange contracts with a U.S. dollar notional value of $628 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges with a total net fair value of $(27) at June 30, 2022.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2022.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
JUNE 30, 2022

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
•Adverse economic, political and/or capital access changes or war or other hostilities in the markets served by us or in countries in which we have investments and/or operations, including inflationary pressures, the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates and terms.
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
•Our ability to compete in an increasingly competitive industry and against competitors that can offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies and/or government-owned or subsidized networks.
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, workforce shortage, natural disasters, safety issues, economic and political instability, including the outbreak of war or other hostilities, and public health emergencies.
•The continued development and delivery of attractive and profitable wireless and broadband offerings and devices; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.
•The availability and cost and our ability to adequately fund additional wireless spectrum and network development, deployment and maintenance; and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.
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
JUNE 30, 2022

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
JUNE 30, 2022
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2021 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the second quarter of 2022, there were no such material developments.

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2022 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2022 - April 30, 2022	9,093,020	$19.32	9,090,000	168,812,921
May 1, 2022 - May 31, 2022	25,667,231	19.39	25,080,949	143,731,972
June 1, 2022 - June 30, 2022	72,250	21.06	—	143,731,972
Total	34,832,501	$19.38	34,170,949
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 661,552 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, no shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts during the period.

AT&T INC.
JUNE 30, 2022
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 4, 2022	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer