Form 10-Q
period 2022-09-30
AT&T INC.
filed 2022-11-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
Yes ☐ No ☒

At October 31, 2022, there were 7,127 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Service	$24,731	$26,247	$72,998	$87,340
Equipment	5,312	5,079	16,400	15,603
Total operating revenues	30,043	31,326	89,398	102,943

Operating Expenses
Cost of revenues
Equipment	5,440	5,401	17,010	16,242
Broadcast, programming and operations	—	1,117	—	8,106
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,761	6,915	20,267	21,834
Selling, general and administrative	7,202	7,094	21,445	22,301
Asset impairments and abandonments and restructuring	114	105	745	105
Depreciation and amortization	4,514	4,457	13,426	13,352
Total operating expenses	24,031	25,089	72,893	81,940
Operating Income	6,012	6,237	16,505	21,003
Other Income (Expense)
Interest expense	(1,420)	(1,627)	(4,548)	(5,090)
Equity in net income (loss) of affiliates	392	183	1,417	159
Other income (expense) — net	2,270	1,522	6,729	6,958
Total other income (expense)	1,242	78	3,598	2,027
Income from Continuing Operations Before Income Taxes	7,254	6,315	20,103	23,030
Income tax expense on continuing operations	908	1,296	3,857	4,456
Income from Continuing Operations	6,346	5,019	16,246	18,574
Income (loss) from discontinued operations, net of tax	53	1,254	(146)	(2,485)
Net Income	6,399	6,273	16,100	16,089
Less: Net Income Attributable to Noncontrolling Interest	(373)	(355)	(1,107)	(1,051)
Net Income Attributable to AT&T	$6,026	$5,918	$14,993	$15,038
Less: Preferred Stock Dividends	(49)	(50)	(149)	(156)
Net Income Attributable to Common Stock	$5,977	$5,868	$14,844	$14,882
Basic Earnings Per Share from continuing operations	$0.82	$0.64	$2.08	$2.40
Basic Earnings Per Share from discontinued operations	$0.01	$0.18	$(0.02)	$(0.33)
Basic Earnings Per Share Attributable to Common Stock	$0.83	$0.82	$2.06	$2.07
Diluted Earnings Per Share from continuing operations	$0.79	$0.63	$2.03	$2.37
Diluted Earnings Per Share from discontinued operations	$0.01	$0.17	$(0.02)	$(0.33)
Diluted Earnings Per Share Attributable to Common Stock	$0.80	$0.80	$2.01	$2.04
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,153	7,171	7,169	7,167
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,647	7,506	7,605	7,491
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$6,399	$6,273	$16,100	$16,089
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $0, $(4), $0 and $(2) attributable to noncontrolling interest), net of taxes of $(38), $(17), $25 and $(13)	(88)	(86)	160	106
Distribution of WarnerMedia, net of taxes of $0, $0, $(38) and $0	(12)	—	(182)	—
Securities:
Net unrealized gains (losses), net of taxes of $(15), $(1), $(52) and $(13)	(43)	(4)	(152)	(39)
Reclassification adjustment included in net income, net of taxes of $1, $0, $3 and $(1)	1	(1)	7	(4)
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(143), $(54) $(246) and $(160)	(540)	(195)	(885)	(593)
Reclassification adjustment included in net income, net of taxes of $3, $4, $22 and $16	12	11	85	57
Distribution of WarnerMedia, net of taxes of $0, $0, $(12) and $0	—	—	(24)	—
Defined benefit postretirement plans:
Net prior service credit arising during the period, net of taxes of $583, $0, $583 and $0	1,787	—	1,787	$—
Amortization of net prior service credit included in net income, net of taxes of $(180), $(165), $(484) and $(495)	(551)	(505)	(1,477)	(1,516)
Distribution of WarnerMedia, net of taxes of $0, $0, $5 and $0	—	—	25	—
Other comprehensive income (loss)	566	(780)	(656)	(1,989)
Total comprehensive income	6,965	5,493	15,444	14,100
Less: Total comprehensive income attributable to noncontrolling interest	(373)	(351)	(1,107)	(1,049)
Total Comprehensive Income Attributable to AT&T	$6,592	$5,142	$14,337	$13,051
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$2,423	$19,223
Accounts receivable – net of related allowances for credit loss of $646 and $658	11,384	12,313
Inventories	3,935	3,325
Prepaid and other current assets	14,553	16,131
Assets from discontinued operations	—	119,776
Total current assets	32,295	170,768
Property, plant and equipment	327,903	324,613
Less: accumulated depreciation and amortization	(200,858)	(202,964)
Property, Plant and Equipment – Net	127,045	121,649
Goodwill	92,725	92,740
Licenses – Net	123,856	113,830
Other Intangible Assets – Net	5,362	5,391
Investments in and Advances to Equity Affiliates	3,964	6,168
Operating Lease Right-Of-Use Assets	21,782	21,824
Other Assets	19,434	19,252
Total Assets	$426,463	$551,622
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,626	$24,620
Note payable to DIRECTV	271	1,245
Accounts payable and accrued liabilities	36,642	39,095
Advanced billings and customer deposits	3,705	3,966
Dividends payable	2,013	3,749
Liabilities from discontinued operations	—	33,555
Total current liabilities	52,257	106,230
Long-Term Debt	123,854	151,011
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	56,055	53,767
Postemployment benefit obligation	6,152	12,560
Operating lease liabilities	18,741	18,956
Other noncurrent liabilities	29,426	25,243
Total deferred credits and other noncurrent liabilities	110,374	110,526
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at September 30, 2022 and December 31, 2021):
Series A (48,000 issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Series B (20,000 issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Series C (70,000 issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2022 and December 31, 2021: issued 7,620,748,598 at September 30, 2022 and December 31, 2021)	7,621	7,621
Additional paid-in capital	122,933	130,112
Retained earnings	6,127	42,350
Treasury stock (494,560,271 at September 30, 2022 and 479,684,705 at December 31, 2021, at cost)	(17,148)	(17,280)
Accumulated other comprehensive income	2,873	3,529
Noncontrolling interest	17,572	17,523
Total stockholders’ equity	139,978	183,855
Total Liabilities and Stockholders’ Equity	$426,463	$551,622
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2022	2021
Operating Activities
Income from continuing operations	$16,246	$18,574
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	13,426	13,352
Provision for uncollectible accounts	1,323	857
Deferred income tax expense	2,947	5,234
Net (gain) loss on investments, net of impairments	412	(298)
Pension and postretirement benefit expense (credit)	(2,529)	(2,876)
Actuarial (gain) loss on pension and postretirement benefits	(3,838)	(3,021)
Asset impairments and abandonments and restructuring	745	105
Changes in operating assets and liabilities:
Receivables	1,021	(101)
Other current assets	(799)	(484)
Accounts payable and other accrued liabilities	(3,261)	(2,660)
Equipment installment receivables and related sales	906	715
Deferred customer contract acquisition and fulfillment costs	(756)	287
Postretirement claims and contributions	(443)	(425)
Other - net	64	(166)
Total adjustments	9,218	10,519
Net Cash Provided by Operating Activities from Continuing Operations	25,464	29,093
Investing Activities
Capital expenditures	(15,397)	(12,051)
Acquisitions, net of cash acquired	(9,959)	(23,533)
Dispositions	49	7,061
Distributions from DIRECTV in excess of cumulative equity in earnings	2,205	—
Other - net	91	(5)
Net Cash Used in Investing Activities from Continuing Operations	(23,011)	(28,528)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	84	630
Issuance of other short-term borrowings	3,955	17,476
Repayment of other short-term borrowings	(16,861)	(2,448)
Issuance of long-term debt	479	9,931
Repayment of long-term debt	(24,412)	(1,574)
Note payable to DIRECTV, net of payments	(1,070)	1,439
Payment of vendor financing	(4,237)	(4,013)
Purchase of treasury stock	(875)	(191)
Issuance of treasury stock	28	89
Dividends paid	(7,845)	(11,319)
Other - net	(3,649)	(1,567)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(54,403)	8,453
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(51,950)	9,018
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	(3,754)	1,610
Cash provided by (used in) investing activities	1,029	1,195
Cash provided by (used in) financing activities	35,853	(288)
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	33,128	2,517
Net (decrease) increase in cash and cash equivalents and restricted cash	$(18,822)	$11,535
Cash and cash equivalents and restricted cash beginning of year	21,316	9,870
Cash and Cash Equivalents and Restricted Cash End of Period	$2,494	$21,405
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$122,850		$129,941		$130,112		$130,175
Distribution of WarnerMedia		—		—		(6,832)		—
Issuance of treasury stock		(5)		(2)		(149)		(77)
Share-based payments		88		96		(198)		(63)
Balance at end of period		$122,933		$130,035		$122,933		$130,035
Retained Earnings
Balance at beginning of period		$2,128		$38,947		$42,350		$37,457
Net income attributable to AT&T		6,026		5,918		14,993		15,038
Distribution of WarnerMedia		—		—		(45,041)		—
Preferred stock dividends		(36)		(36)		(171)		(188)
Common stock dividends ($0.2775, $0.52, $0.8325 and $1.56 per share)		(1,991)		(3,738)		(6,004)		(11,216)
Balance at end of period		$6,127		$41,091		$6,127		$41,091
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(495)	$(17,160)	(481)	$(17,332)	(480)	$(17,280)	(495)	$(17,910)
Repurchase and acquisition of common stock	—	(3)	(1)	(10)	(43)	(875)	(8)	(225)
Reissuance of treasury stock	—	15	1	23	28	1,007	22	816
Balance at end of period	(495)	$(17,148)	(481)	$(17,319)	(495)	$(17,148)	(481)	$(17,319)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$2,307		$3,119		$3,529		$4,330
Other comprehensive income attributable to AT&T		566		(776)		(656)		(1,987)
Balance at end of period		$2,873		$2,343		$2,873		$2,343
Noncontrolling Interest
Balance at beginning of period		$17,561		$17,550		$17,523		$17,567
Net income attributable to noncontrolling interest		373		355		1,107		1,051
Acquisition of interest held by noncontrolling owners		(18)		—		(34)		—
Distributions		(344)		(369)		(1,024)		(1,084)
Translation adjustments attributable to noncontrolling interest, net of taxes		—		(4)		—		(2)
Balance at end of period		$17,572		$17,532		$17,572		$17,532
Total Stockholders' Equity at beginning of period		$135,307		$179,846		$183,855		$179,240
Total Stockholders' Equity at end of period		$139,978		$181,303		$139,978		$181,303
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2022

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

On April 8, 2022, we completed the separation of our WarnerMedia business, which represented substantially all of our WarnerMedia segment, in a Reverse Morris Trust transaction, under which Magallanes, Inc. (Spinco), a formerly wholly-owned subsidiary of AT&T that held the WarnerMedia business, was distributed to AT&T stockholders via a pro rata dividend, followed by the combination of Spinco with a subsidiary of Discovery, Inc. (Discovery), which was renamed Warner Bros. Discovery, Inc. (WBD). (See Notes 8 and 13)

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Moreover, unfavorable changes in market conditions, including interest rates, could adversely impact those estimates and result in asset impairments. Certain prior period amounts have been conformed to the current period’s presentation. Unless otherwise noted, the information in Notes 1 through 12 refer only to our continuing operations and do not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic, which are part of discontinued operations.

Accounting Policies, Adopted and Pending Accounting Standards and Other Changes

Customer Acquisition and Fulfillment Costs During the first quarter of 2022, we updated our analysis of expected economic lives of customer relationships. As of January 1, 2022, we extended the amortization period for deferred acquisition and fulfillment contract costs within Mobility and broadband/fiber in Consumer Wireline and Business Wireline to better reflect the estimated economic lives of the relationships. These changes in accounting estimate decreased other cost of revenues approximately $80, or $0.01 per diluted share from continuing operations in the third quarter and $335, or $0.03 per diluted share from continuing operations for the first nine months of 2022.

Fiber Network Assets During the first quarter of 2022, we updated our analysis of economic lives of AT&T owned fiber network assets. As of January 1, 2022, we extended the estimated economic life and depreciation period of such costs to better reflect the physical life of the assets that we had been experiencing and absence of technological changes that would replace fiber as the best broadband technology in the industry. The change in accounting estimate decreased depreciation expense $70, or $0.01 per diluted share from continuing operations in the third quarter and $210, or $0.02 per diluted share from continuing operations for the first nine months of 2022.

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Convertible Instruments As of January 1, 2022, we adopted, through retrospective application, Accounting Standards Update (ASU) No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. While our intent is to settle the Series A Cumulative Perpetual Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) in cash, the ability to settle this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility II preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period.

The following table presents the impact of the adoption of ASU 2020-06 on our diluted earnings per share from continuing operations:

	Historical Accounting Method	Effect of Adoption of ASU 2020-06[1]	Under ASU 2020-06

Diluted earnings per share from continuing operations:
Three months ended September 30, 2022	$0.82	$(0.03)	$0.79
Three months ended September 30, 2021	$0.64	$(0.01)	$0.63

Nine months ended September 30, 2022	$2.08	$(0.05)	$2.03
Nine months ended September 30, 2021	$2.40	$(0.03)	$2.37
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

Supplier Finance Obligations In September 2022, the FASB issued ASU No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04), which establishes interim and annual reporting disclosure requirements about a company’s supplier finance programs for its purchase of goods and services. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. ASU 2022-04 will be effective for interim and annual periods beginning after December 15, 2022, with retrospective application, except for the annual rollforward requirement, which becomes effective for annual periods beginning after December 15, 2023, with prospective application. The standard allows early adoption of all requirements. In the year of adoption, the disclosure of payment and other key terms under the programs and outstanding balances under the obligations will also apply to interim reporting dates. We are in the process of evaluating the impact of our adoption of ASU 2022-04.

Subsequent Event

Mobility II Preferred Interests On October 24, 2022, approximately 105 million Mobility preferred interests of the 319 million outstanding were put to AT&T by a third-party investor. We paid approximately $2,600 cash to redeem the Mobility preferred interest, funded with commercial paper borrowings. As of October 31, 2022, we have approximately 213 million Mobility preferred interests outstanding, which have a redemption value of approximately $5,300 and pay cash distributions of $373 per annum, subject to declaration. Under the terms of the Mobility preferred interests, holders can put no more than 107 million interests in any 12-month period. As a result, future puts can be exercised in the fourth quarter of 2023, at the earliest.

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and nine months ended September 30, 2022 and 2021, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerators
Numerator for basic earnings per share:
Income from continuing operations, net of tax	$6,346	$5,019	$16,246	$18,574
Net income from continuing operations attributable to noncontrolling interests	(373)	(356)	(1,107)	(1,137)
Preferred Stock Dividends	(49)	(50)	(149)	(156)
Income from continuing operations attributable to common stock	5,924	4,613	14,990	17,281
Income (loss) from discontinued operations, net of tax	53	1,254	(146)	(2,485)
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	1	—	86
Income (loss) from discontinued operations attributable to common stock	53	1,255	(146)	(2,399)
Net Income Attributable to Common Stock	$5,977	$5,868	$14,844	$14,882
Dilutive potential common shares:
Mobility II preferred interests	139	140	419	420
Share-based payment	4	6	13	17
Numerator for diluted earnings per share	$6,120	$6,014	$15,276	$15,319
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,153	7,171	7,169	7,167
Dilutive potential common shares:
Mobility II preferred interests (in shares)	446	304	394	294
Share-based payment (in shares)	48	31	42	30
Denominator for diluted earnings per share	7,647	7,506	7,605	7,491

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
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	160		(152)		(885)		1,787		910
Amounts reclassified from accumulated OCI	—	1	7	1	85	2	(1,477)	3	(1,385)
Distribution of WarnerMedia	(182)		—		(24)		25		(181)
Net other comprehensive income (loss)	(22)		(145)		(824)		335		(656)
Balance as of September 30, 2022	$(1,986)		$(100)		$(2,246)		$7,205		$2,873

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	108		(39)		(593)		—		(524)
Amounts reclassified from accumulated OCI	—	1	(4)	1	57	2	(1,516)	3	(1,463)
Net other comprehensive income (loss)	108		(43)		(536)		(1,516)		(1,987)
Balance as of September 30, 2021	$(3,818)		$68		$(1,315)		$7,408		$2,343
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
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the first quarter of 2022, we reclassified into “Corporate” certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $270 for full-year 2021. Correspondingly, this recast lowered administrative expenses at AT&T’s Communications operations and Video (our former U.S. video operations contributed to DIRECTV Entertainment Holdings, LLC (DIRECTV) in July 2021), with no change on a consolidated basis.

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

Corporate includes:
•DTV-related retained costs, which are costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV under transition service agreements.
•Parent administration support, which includes costs borne by AT&T where the business units do not influence decision making.
•Securitization fees associated with our sales of receivables (see Note 9).
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
•Reclassification of prior service credits, which includes the reclassification of prior service credit amortization, where we present the impact of benefit plan amendments in our business unit results. Prior service credit amortization is presented in “Other Income (Expense) - Net” in the consolidated statements of income and therefore has no impact on consolidated operating income or EBITDA.
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
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,278	$11,817	$8,461	$2,042	$6,419
Business Wireline	5,668	3,444	2,224	1,342	882
Consumer Wireline	3,185	2,055	1,130	800	330
Total Communications	29,131	17,316	11,815	4,184	7,631
Latin America - Mexico	785	684	101	164	(63)
Segment Total	29,916	18,000	11,916	4,348	7,568
Corporate and Other
Corporate:
DTV-related retained costs	—	197	(197)	139	(336)
Parent administration support	(6)	266	(272)	2	(274)
Securitization fees	15	103	(88)	—	(88)
Value portfolio	118	32	86	9	77
Total Corporate	127	598	(471)	150	(621)
Reclassification of prior service credits	—	731	(731)	—	(731)
Merger & Significant Items	—	188	(188)	16	(204)
Total Corporate and Other	127	1,517	(1,390)	166	(1,556)
AT&T Inc.	$30,043	$19,517	$10,526	$4,514	$6,012

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$19,138	$11,116	$8,022	$2,035	$5,987
Business Wireline	5,938	3,632	2,306	1,304	1,002
Consumer Wireline	3,142	2,188	954	775	179
Total Communications	28,218	16,936	11,282	4,114	7,168
Latin America - Mexico	724	697	27	157	(130)
Segment Total	28,942	17,633	11,309	4,271	7,038
Corporate and Other
Corporate:
DTV-related retained costs	20	69	(49)	92	(141)
Parent administration support	—	360	(360)	12	(372)
Securitization fees	16	1	15	—	15
Value portfolio	152	46	106	10	96
Total Corporate	188	476	(288)	114	(402)
Video	2,149	1,731	418	44	374
Held-for-sale and other reclassifications	64	31	33	—	33
Reclassification of prior service credits	—	670	(670)	—	(670)
Merger & Significant Items	—	108	(108)	28	(136)
Eliminations and consolidations	(17)	(17)	—	—	—
Total Corporate and Other	2,384	2,999	(615)	186	(801)
AT&T Inc.	$31,326	$20,632	$10,694	$4,457	$6,237

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$60,279	$35,677	$24,602	$6,118	$18,484
Business Wireline	16,903	10,498	6,405	3,954	2,451
Consumer Wireline	9,520	6,218	3,302	2,351	951
Total Communications	86,702	52,393	34,309	12,423	21,886
Latin America - Mexico	2,283	2,036	247	494	(247)
Segment Total	88,985	54,429	34,556	12,917	21,639
Corporate and Other
Corporate:
DTV-related retained costs	8	532	(524)	408	(932)
Parent administration support	(24)	873	(897)	12	(909)
Securitization fees	48	263	(215)	—	(215)
Value portfolio	381	106	275	29	246
Total Corporate	413	1,774	(1,361)	449	(1,810)
Reclassification of prior service credits	—	1,961	(1,961)	—	(1,961)
Merger & Significant Items	—	1,303	(1,303)	60	(1,363)
Total Corporate and Other	413	5,038	(4,625)	509	(5,134)
AT&T Inc.	$89,398	$59,467	$29,931	$13,426	$16,505

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$57,108	$32,998	$24,110	$6,072	$18,038
Business Wireline	18,036	11,010	7,026	3,875	3,151
Consumer Wireline	9,380	6,280	3,100	2,306	794
Total Communications	84,524	50,288	34,236	12,253	21,983
Latin America - Mexico	2,043	1,984	59	452	(393)
Segment Total	86,567	52,272	34,295	12,705	21,590
Corporate and Other
Corporate:
DTV-related retained costs	20	69	(49)	92	(141)
Parent administration support	(12)	1,147	(1,159)	27	(1,186)
Securitization fees	44	53	(9)	—	(9)
Value portfolio	494	161	333	30	303
Total Corporate	546	1,430	(884)	149	(1,033)
Video	15,513	12,666	2,847	356	2,491
Held-for-sale and other reclassifications	453	306	147	—	147
Reclassification of prior service credits	—	2,011	(2,011)	—	(2,011)
Merger & Significant Items	—	39	(39)	142	(181)
Eliminations and consolidations	(136)	(136)	—	—	—
Total Corporate and Other	16,376	16,316	60	647	(587)
AT&T Inc.	$102,943	$68,588	$34,355	$13,352	$21,003

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Communications	$7,631	$7,168	$21,886	$21,983
Latin America	(63)	(130)	(247)	(393)
Segment Operating Income	7,568	7,038	21,639	21,590
Reconciling Items:
Corporate	(621)	(402)	(1,810)	(1,033)
Video	—	374	—	2,491
Held-for-sale and other reclassifications	—	33	—	147
Transaction and other costs	(58)	(8)	(341)	(43)
Amortization of intangibles acquired	(16)	(28)	(60)	(142)
Asset impairments and abandonments and restructuring	(114)	(105)	(745)	(105)
Benefit-related gains (losses), and other employee-related costs	(16)	5	(217)	109
Reclassification of prior service credits	(731)	(670)	(1,961)	(2,011)
AT&T Operating Income	6,012	6,237	16,505	21,003
Interest Expense	1,420	1,627	4,548	5,090
Equity in net income (loss) of affiliates	392	183	1,417	159
Other income (expense) — net	2,270	1,522	6,729	6,958
Income from Continuing Operations Before Income Taxes	$7,254	$6,315	$20,103	$23,030

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended September 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$15,256	$—	$—	$559	$4	$—	$15,819
Video service	—	—	—	—	—	—	—
Business service	—	5,524	—	—	—	—	5,524
Broadband	—	—	2,429	—	—	—	2,429
Advertising	81	—	—	—	—	—	81
Legacy voice and data	—	—	427	—	87	—	514
Other	—	—	329	—	35	—	364
Total Service	15,337	5,524	3,185	559	126	—	24,731
Equipment	4,941	144	—	226	1	—	5,312
Total	$20,278	$5,668	$3,185	$785	$127	$—	$30,043

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$14,450	$—	$—	$463	$29	$—	$14,942
Video service	—	—	—	—	2,132	—	2,132
Business service	—	5,765	—	—	—	—	5,765
Broadband	—	—	2,290	—	—	—	2,290
Advertising	77	—	—	—	17	(17)	77
Legacy voice and data	—	—	484	—	98	—	582
Other	—	—	351	—	108	—	459
Total Service	14,527	5,765	3,125	463	2,384	(17)	26,247
Equipment	4,611	173	17	261	17	—	5,079
Total	$19,138	$5,938	$3,142	$724	$2,401	$(17)	$31,326

For the nine months ended September 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$44,825	$—	$—	$1,583	$23	$—	$46,431
Video service	—	—	—	—	—	—	—
Business service	—	16,418	—	—	—	—	16,418
Broadband	—	—	7,177	—	—	—	7,177
Advertising	240	—	—	—	—	—	240
Legacy voice and data	—	—	1,332	—	242	—	1,574
Other	—	—	1,011	—	147	—	1,158
Total Service	45,065	16,418	9,520	1,583	412	—	72,998
Equipment	15,214	485	—	700	1	—	16,400
Total	$60,279	$16,903	$9,520	$2,283	$413	$—	$89,398

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$42,667	$—	$—	$1,349	$66	$—	$44,082
Video service	—	—	—		15,423	—	15,423
Business service	—	17,497	—	—	70	—	17,567
Broadband	—	—	6,761	—	—	—	6,761
Advertising	254	—	—	—	136	(136)	254
Legacy voice and data	—	—	1,507	—	334	—	1,841
Other	—	—	1,019	—	393	—	1,412
Total Service	42,921	17,497	9,287	1,349	16,422	(136)	87,340
Equipment	14,187	539	93	694	90	—	15,603
Total	$57,108	$18,036	$9,380	$2,043	$16,512	$(136)	$102,943

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline, and consumer wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2022	2021
Deferred Acquisition Costs
Prepaid and other current assets	$2,772	$2,551
Other Assets	3,790	3,247
Total deferred customer contract acquisition costs	$6,562	$5,798
Deferred Fulfillment Costs
Prepaid and other current assets	$2,489	$2,600
Other Assets	4,252	4,148
Total deferred customer contract fulfillment costs	$6,741	$6,748

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2022	2021[1]
Deferred acquisition cost amortization	$2,138	$2,266
Deferred fulfillment cost amortization	2,000	3,285
[1]Includes deferred acquisition amortization of $409 and deferred fulfillment cost amortization of $1,162 from our separated Video business for the nine months ended September 30, 2021.
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

AT&T INC.
SEPTEMBER 30, 2022

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2022	2021
Contract asset	$5,047	$4,389
Current portion in “Prepaid and other current assets”	2,827	2,582
Contract liability	3,938	4,133
Current portion in “Advanced billings and customer deposits”	3,597	3,766

Our contract asset balances for the quarter ended September 30, 2022 and December 31, 2021 reflect increased promotional equipment sales in our wireless business. We expect the amortization of these promotional costs to increase throughout 2022 and the contract asset to flatten in 2023.

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $3,527.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $34,309, of which we expect to recognize approximately 70% by the end of 2023, with the balance recognized thereafter.
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

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. Total distributions from the pension plan exceeded the threshold of service and interest costs for 2022, requiring us to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter-end in 2022. These remeasurements resulted in the recognition of an actuarial gain of $216 in the third quarter and $2,573 for the first nine months of 2022. Similar to 2022, in 2021, we were required to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each quarter end.

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

During the third quarter of 2022, we committed to, and reflected in our results, plan changes impacting postretirement health and welfare benefits. This plan change reduced our postretirement benefit obligation approximately $2,400 and aligns our benefit plans to market level. In conjunction with this plan change, we also remeasured the postretirement plan assets and liabilities as of July 1, 2022, and recognized an actuarial gain of $1,084.

As part of our 2022 remeasurements, we updated the weighted-average discount rates used to measure our pension and postretirement benefit obligations as summarized in the table below.

	Pension Benefits				Postretirement Benefits
	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2021	Jul. 1, 2022
Weighted-average discount rate for determining benefit obligation	3.00%	3.70%	4.80%	5.50%	2.80%	4.70%
Discount rate in effect for determining service cost, for period beginning	3.20%	3.80%	4.90%	5.50%	3.10%	4.90%
Discount rate in effect for determining interest cost, for period beginning	2.30%	3.40%	4.40%	5.30%	2.10%	4.20%
Expected long-term rate of return on plan assets (annual rate)	6.75%				4.50%
Actual return on plan assets (YTD rate)		(5.20%)	(11.30%)	(15.40%)		(12.20%)

The following table details qualified pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension (credit) cost is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Pension cost:
Service cost – benefits earned during the period	$141	$241	$488	$723
Interest cost on projected benefit obligation	481	321	1,216	951
Expected return on assets	(740)	(890)	(2,410)	(2,617)
Amortization of prior service credit	(33)	(36)	(100)	(108)
Net pension (credit) cost before remeasurement	(151)	(364)	(806)	(1,051)
Actuarial (gain) loss	(216)	(374)	(2,573)	(3,021)
Net pension (credit) cost	$(367)	$(738)	$(3,379)	$(4,072)

Postretirement cost:
Service cost – benefits earned during the period	$7	$11	$25	$34
Interest cost on accumulated postretirement benefit obligation	75	53	201	158
Expected return on assets	(23)	(38)	(88)	(114)
Amortization of prior service credit	(697)	(634)	(1,861)	(1,903)
Net postretirement (credit) cost before remeasurement	(638)	(608)	(1,723)	(1,825)
Actuarial (gain) loss	(1,084)	—	(1,084)	—
Net postretirement (credit) cost	$(1,722)	$(608)	$(2,807)	$(1,825)

Combined net pension and postretirement (credit) cost	$(2,089)	$(1,346)	$(6,186)	$(5,897)

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $13 and $12 in the third quarter and $37 and $35 for the first nine months of 2022 and 2021, respectively. Actuarial gains were $140 in the third quarter and $181 for the first nine months of 2022.

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$129,688	$116,586	$167,475	$193,068
Commercial paper	2,161	2,161	6,586	6,586
Investment securities[2]	2,595	2,595	3,214	3,214
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
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2022 and December 31, 2021. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$912	$—	$—	$912
International equities	178	—	—	178
Fixed income equities	185	—	—	185
Available-for-Sale Debt Securities	—	1,142	—	1,142
Liability Derivatives
Cross-currency swaps	—	(8,882)	—	(8,882)
Foreign exchange contracts	—	(69)	—	(69)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,213	$—	$—	$1,213
International equities	221	—	—	221
Fixed income equities	219	—	—	219
Available-for-Sale Debt Securities	—	1,380	—	1,380
Asset Derivatives
Cross-currency swaps	—	211	—	211
Liability Derivatives
Cross-currency swaps	—	(3,170)	—	(3,170)

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Total gains (losses) recognized on equity securities	$(79)	$9	$(411)	$151
Gains (Losses) recognized on equity securities sold	(8)	(2)	(56)	(2)
Unrealized gains (losses) recognized on equity securities held at end of period	$(71)	$11	$(355)	$153

At September 30, 2022, available-for-sale debt securities totaling $1,142 have maturities as follows - less than one year: $71; one to three years: $140; three to five years: $187; five or more years: $744.

AT&T INC.
SEPTEMBER 30, 2022

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2022 and 2021, no ineffectiveness was measured on fair value hedges.

Cash Flow Hedging We designated most of our cross-currency swaps as cash flow hedges through September 30, 2022. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from our foreign-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated interest rate to a fixed U.S. dollar denominated interest rate.

On September 30, 2022, we de-designated most of our cross-currency swaps from cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in accumulated other comprehensive loss amounting to $1,857 related to cash flow hedges on the de-designation date will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. Existing cross-currency swaps with a maturity of less than 12 months will retain their cash flow hedge designation. The election of fair value hedge designation for cross-currency swaps does not have an impact on our financial results.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets and unrealized losses are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, changes in fair value are reported as a component of accumulated OCI and are reclassified into the consolidated statements of income in the same period the hedged transaction affects earnings.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt.

AT&T INC.
SEPTEMBER 30, 2022

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2022, we had posted collateral of $1,767 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in September, we would have been required to post additional collateral of $23. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $7,811. At December 31, 2021, we had posted collateral of $135 (a deposit asset) and held collateral of $7 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2022	2021
Cross-currency swaps	$38,213	$40,737
Foreign exchange contracts	617	—
Total	$38,830	$40,737

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2022	2021	2022	2021
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(1)	$(1)	$(3)	$(3)
Gain (Loss) on long-term debt	1	1	3	3
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	(52)	(34)	7	(66)
Gain (Loss) on long-term debt	52	34	(7)	66
Gain (Loss) recognized in accumulated OCI	12	2	(48)	3
Foreign exchange contracts:
Gain (Loss) on foreign exchange contracts	(37)	—	(60)	—
Gain (Loss) on long-term debt	37	—	60	—
Gain (Loss) recognized in accumulated OCI	(5)	—	(9)	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2022	2021	2022	2021
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(690)	$(237)	$(1,077)	$(742)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	—	(14)	3	(14)
Other income (expense) - net reclassified from accumulated OCI into income	—	7	1	(3)
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(22)	(51)	(70)
Other income (expense) reclassified from accumulated OCI into income	—	—	(45)	—
Distribution of WarnerMedia	—	—	(12)	—

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auction On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC with an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. We received the licenses in May 2022 and classified the auction deposits and related capitalized interest as “Licenses - Net” on our September 30, 2022 consolidated balance sheet.

In February 2021, the FCC announced that we were the winning bidder for 1,621 C-Band licenses. We provided the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. The licenses were received in July 2021. In the third quarter of 2022, we paid $98 of compensable relocation costs for a total of $1,703 Incentive Payments and compensable relocation costs paid to date for the C-Band licenses, with $1,605 paid in 2021.

Cash paid, including spectrum deposits (net of refunds), capitalized interest, and any payments for incentive and relocation costs are included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows. Interest is capitalized until the spectrum is ready for its intended use.

Dispositions
WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Spinco, an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery, Inc (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter, assets of approximately $121,100 and liabilities of $70,600 were removed from our balance sheet as well as $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to section 1.3 of the SDA, which resulted in a $1,200 payment to WBD in the third quarter of 2022. The $1,200 post-closing adjustment was included in the change in additional paid-in capital for the three months ended June 30, 2022, and for balance sheets ended June 30, 2022 and September 30, 2022. (See Note 13)

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

AT&T, Spinco and Discovery entered into a Tax Matters Agreement, which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, the preservation of the expected tax-free status of the transactions contemplated by the SDA, and other matters regarding taxes.

Xandr On June 6, 2022, we completed the sale of the marketplace component of Xandr to Microsoft Corporation. Xandr was reflected in our historical financial statements as discontinued operations. (See Note 13)

NOTE 9. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs consists of receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price. Under this program, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables. Under the terms of our agreement for this program, we continue to service the transferred receivables on behalf of the financial institutions.

For the nine months ended September 30, 2022, cash flows from operating activities included net cash proceeds received from the sales of receivables of approximately $2,180, comprised of equipment installment receivable sales of $8,598, or approximately $1,540 cash received net of remittances paid, and approximately $640 from other programs. For the nine months ended September 30, 2021, net cash proceeds received from the sales of receivables were approximately $940, comprised of equipment installment receivable sales of $7,231, or approximately $940 cash received net of remittances paid.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities.

The following table sets forth a summary of the equipment installment receivables and accounts being serviced:

	September 30, 2022	December 31, 2021
Gross receivables:	$4,309	$4,361
Balance sheet classification
Accounts receivable
Notes receivable	1,894	1,846
Trade receivables	693	606
Other Assets
Noncurrent notes and trade receivables	1,722	1,909

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	10,049	9,767
Cash proceeds received, net of remittances[1]	8,180	6,644
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
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program during the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Gross receivables sold	$2,698	$2,123	$8,950	$8,067
Net receivables sold[1]	2,590	2,069	8,623	7,858
Cash proceeds received	2,664	1,981	8,598	7,231
Deferred purchase price recorded	—	158	245	864
Guarantee obligation recorded	173	94	469	321
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of repurchased receivables	$1,386	$471	$3,314	$1,094
Carrying value of deferred purchase price	1,395	440	3,335	1,019
Gain (loss) on repurchases[1]	$(9)	$31	$(21)	$75
[1]These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At September 30, 2022 and December 31, 2021, our deferred purchase price receivable was $1,740 and $3,177, respectively, of which $821 and $2,123 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2022 and December 31, 2021 was $345 and $371, respectively, of which $64 and $101 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

NOTE 10. LEASES

We have operating and finance leases for certain facilities and equipment used in operations. Our leases generally have remaining lease terms of up to 15 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.

We have recognized a right-of-use asset for both operating and finance leases and an operating lease liability that represents the present value of our obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate in the currency of the lease, which will be updated on a quarterly basis for measurement of new lease liabilities.

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$1,368	$1,343	$4,072	$4,021

Finance lease cost:
Amortization of right-of-use assets	$55	$47	$149	$134
Interest on lease obligation	39	38	120	108
Total finance lease cost	$94	$85	$269	$242

The following table provides supplemental cash flows information related to leases:

	Nine months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$3,507	$3,442
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	2,775	2,667

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following tables set forth supplemental balance sheet information related to leases:

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$21,782	$21,824

Accounts payable and accrued liabilities	$3,468	$3,393
Operating lease obligation	18,741	18,956
Total operating lease obligation	$22,209	$22,349
Finance Leases
Property, plant and equipment, at cost	$2,612	$2,494
Accumulated depreciation and amortization	(1,141)	(1,053)
Property, plant and equipment, net	$1,471	$1,441

Current portion of long-term debt	$155	$127
Long-term debt	1,476	1,442
Total finance lease obligation	$1,631	$1,569

	September 30,
	2022	2021
Weighted-Average Remaining Lease Term (years)
Operating leases	8.1	8.2
Finance leases	7.9	9.0

Weighted-Average Discount Rate
Operating leases	3.6%	3.7%
Finance leases	7.9%	8.3%

The following table provides the expected future minimum maturities of lease obligations:

At September 30, 2022	Operating	Finance
	Leases	Leases
Remainder of 2022	$1,162	$70
2023	4,486	279
2024	4,062	270
2025	3,413	274
2026	2,703	253
Thereafter	10,539	1,136
Total lease payments	26,365	2,282
Less: imputed interest	(4,156)	(651)
Total	$22,209	$1,631

AT&T INC.
SEPTEMBER 30, 2022

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

For the nine months ended September 30, 2022, our share of DIRECTV’s earnings included in equity in net income of affiliates was $1,429. Cash distributions from DIRECTV for the first nine months totaled $3,634, with $1,429 classified as operating activities and $2,205 classified as investing activities in our consolidated statement of cash flows. Our investment in DIRECTV at September 30, 2022 was $3,352.

In addition to the assets and liabilities contributed to DIRECTV, at close we recorded total obligations of $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 is in the form of a note payable to DIRECTV. During the first nine months of 2022, cash payments to DIRECTV on the note totaled $1,070 and were classified as financing activities in our consolidated statement of cash flows. Amounts due under the DIRECTV note were $271 at September 30, 2022.

We also provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the nine months ended September 30, 2022, we billed DIRECTV approximately $920 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of $197 in the third quarter and $532 for the first nine months of 2022.

At September 30, 2022, we had accounts receivable from DIRECTV of $571 and accounts payable to DIRECTV of $210.

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

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents from continuing operations	$2,423	$18,485	$19,223	$7,924
Cash and cash equivalents from discontinued operations	—	2,785	1,946	1,816
Restricted cash in Prepaid and other current assets	1	2	3	9
Restricted cash in Other Assets	70	133	144	121
Cash and Cash Equivalents and Restricted Cash	$2,494	$21,405	$21,316	$9,870

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Nine months ended
	September 30,
Cash paid (received) during the period for:	2022	2021
Interest	$5,981	$5,931
Income taxes, net of refunds	400	215

The following table summarizes capital expenditures:
	Nine months ended
	September 30,
	2022	2021
Purchase of property and equipment	$15,273	$11,919
Interest during construction - capital expenditures[1]	124	132
Total Capital Expenditures	$15,397	$12,051

The following table summarizes acquisitions, net of cash acquired:
	Nine months ended
	September 30,
	2022	2021
Business acquisitions	$—	$—
Spectrum acquisitions	9,076	23,017
Interest during construction - spectrum[1]	883	516
Total Acquisitions	$9,959	$23,533
[1] Total capitalized interest was $1,007 and $648 for the nine months ended September 30, 2022 and 2021, respectively.

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the nine months ended September 30, 2022 and 2021, we recorded vendor financing commitments related to capital investments of approximately $3,916 and $3,624, respectively.

Total vendor financing payables included in our September 30, 2022 consolidated balance sheet were approximately $4,635, with $3,105 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to five years (in “Other noncurrent liabilities”).

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Debt Transactions At September 30, 2022, our debt obligations totaled $133,480. Our debt activity primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2022
Net commercial paper borrowings	$1,471	$(5,219)	$(724)	$(4,472)
Issuance of Notes and Debentures:
Private financing	$—	$—	$750	$750
Other	479	—	—	479
Debt Issuances	$479	$—	$750	$1,229

Repayments:
2021 Syndicated Term Loan	$—	$(7,350)	$—	$(7,350)
BAML Bilateral Term Loan – Tranche A	—	(1,000)	—	(1,000)
Private financing	—	(750)	—	(750)
Repayment of other short-term borrowings	$—	$(9,100)	$—	$(9,100)

USD notes[1,2,3]	$(123)	$(18,957)	$—	$(19,080)
Euro notes	—	(3,343)	—	(3,343)
BAML Bilateral Term Loan – Tranche B	—	(1,000)	—	(1,000)
Other	(667)	(123)	(199)	(989)
Repayments of long-term debt	$(790)	$(23,423)	$(199)	$(24,412)
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

NOTE 13. DISCONTINUED OPERATIONS

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions completed that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic.

AT&T INC.
SEPTEMBER 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following is a summary of operating results included in income (loss) from discontinued operations for the third quarter and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022[1]	2021	2022	2021
Revenues	$4	$8,596	$9,454	$24,963
Operating Expenses
Cost of revenues	1	4,392	5,481	13,830
Selling, general and administrative	10	2,113	2,789	5,649
Asset abandonments and impairments	—	57	—	4,612
Depreciation and amortization	1	1,163	1,173	3,837
Total operating expenses	12	7,725	9,443	27,928
Interest expense	—	40	131	131
Equity in net income (loss) of affiliates	—	(93)	(27)	25
Other income (expense) – net[2]	71	757	(68)	541
Total other income (expense)	71	624	(226)	435
Income (Loss) before income taxes	63	1,495	(215)	(2,530)
Income tax expense (benefit)	10	241	(69)	(45)
Net income (loss) from discontinued operations	$53	$1,254	$(146)	$(2,485)
[1]Includes results from WarnerMedia operations in Mexico that were subject to regulatory approval that transferred in September 2022.
[2]“Other income (expense) - net” includes a gain from post-closing adjustment related to the sale of the marketplace component of Xandr in the three and nine months ended September 30, 2022, and a gain of $766 from the sale of Playdemic for the three months and nine months ended September 30, 2021.

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
SEPTEMBER 30, 2022

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

On April 8, 2022, we closed on our transaction to combine substantially all of our WarnerMedia segment (WarnerMedia business) with a subsidiary of Discovery, Inc (Discovery). Upon the separation and distribution of WarnerMedia, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. These businesses are reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating Revenues
Communications	$29,131	$28,218	3.2%	$86,702	$84,524	2.6%
Latin America - Mexico	785	724	8.4	2,283	2,043	11.7
Corporate and Other:
Corporate	127	188	(32.4)	413	546	(24.4)
Video	—	2,149	—	—	15,513	—
Held-for-sale and other reclassifications	—	64	—	—	453	—
Eliminations and consolidation	—	(17)	—	—	(136)	—
AT&T Operating Revenues	30,043	31,326	(4.1)	89,398	102,943	(13.2)

Operating Income
Communications	7,631	7,168	6.5	21,886	21,983	(0.4)
Latin America - Mexico	(63)	(130)	51.5	(247)	(393)	37.2
Segment Operating Income	7,568	7,038	7.5	21,639	21,590	0.2
Corporate	(621)	(402)	(54.5)	(1,810)	(1,033)	(75.2)
Video	—	374	—	—	2,491	—
Held-for-sale and other reclassifications	—	33	—	—	147	—
Reclassification of prior service credits	(731)	(670)	(9.1)	(1,961)	(2,011)	2.5
Merger and Significant Items	(204)	(136)	(50.0)	(1,363)	(181)	—
AT&T Operating Income	$6,012	$6,237	(3.6)%	$16,505	$21,003	(21.4)%

AT&T INC.
SEPTEMBER 30, 2022

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

In the first quarter of 2022, we reclassified into “Corporate” certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $270 for full-year 2021. Correspondingly, this recast lowered administrative expenses at AT&T’s Communications operations and Video, with no change on a consolidated basis.

RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating Revenues
Service	$24,731	$26,247	(5.8)%	$72,998	$87,340	(16.4)%
Equipment	5,312	5,079	4.6	16,400	15,603	5.1
Total Operating Revenues	30,043	31,326	(4.1)	89,398	102,943	(13.2)

Operating expenses
Operations and support	19,517	20,632	(5.4)	59,467	68,588	(13.3)
Depreciation and amortization	4,514	4,457	1.3	13,426	13,352	0.6
Total Operating Expenses	24,031	25,089	(4.2)	72,893	81,940	(11.0)
Operating Income	6,012	6,237	(3.6)	16,505	21,003	(21.4)
Interest expense	1,420	1,627	(12.7)	4,548	5,090	(10.6)
Equity in net income (loss) of affiliates	392	183	—	1,417	159	—
Other income (expense) - net	2,270	1,522	49.1	6,729	6,958	(3.3)
Income from Continuing Operations Before Income Taxes	7,254	6,315	14.9	20,103	23,030	(12.7)
Income from Continuing Operations	$6,346	$5,019	26.4%	$16,246	$18,574	(12.5)%

Operating revenues decreased in the third quarter and for the first nine months of 2022, reflecting the July 31, 2021 separation of the U.S. video business, other business divestitures that were not included in discontinued operations and lower Business Wireline revenues driven by lower demand for legacy services and product simplification. Partially offsetting declines were higher Mobility service and equipment revenues and, to a lesser extent, gains in broadband service in our Communications segment and growth in Mexico wireless operations.

Operations and support expenses decreased in the third quarter and for the first nine months of 2022. The expense decrease reflects the separation of U.S. video and 3G shutdown costs in the prior-year third quarter. Offsetting these decreases were expense increases resulting from noncash impairment charges in the second quarter of 2022 of approximately $600, due primarily to updated network build plans stemming from spectrum acquired in recent auctions and impairment of personal

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

protective equipment inventory. Expense increases were also driven by higher domestic wireless equipment expense from increased sales volumes and the sale of higher-priced smartphones, increased wholesale network access charges, increased bad debt expense and 3G network shutdown costs in the first quarter of 2022. These increases were partially offset by our first-quarter 2022 updates to the expected economic lives of customer relationships, which extended the amortization period of deferred acquisition and fulfillment costs and reduced expenses approximately $85 in the third quarter and $340 for the first nine months, with $30 in the third quarter and $130 for the nine-month period recorded to Mobility, $25 in the third quarter and $100 for the nine-month period to Business Wireline and $30 in the third quarter and $110 for the nine-month period to Consumer Wireline.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2022.
Depreciation expense increased $69, or 1.6% in the third quarter and $156, or 1.2% for the first nine months of 2022. The increases were primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Amortization expense decreased $12, or 42.9% in the third quarter and $82, or 57.7% for the first nine months of 2022 reflecting the accelerated method of amortization applied to intangibles associated with prior acquisitions.

Operating income decreased in the third quarter and for the first nine months of 2022, reflecting the separation of the U.S. video business. Our operating income margin for the third quarter increased from 19.9% in 2021 to 20.0% in 2022 and for the first nine months decreased from 20.4% in 2021 to 18.5% in 2022.
Interest expense decreased in the third quarter and for the first nine months of 2022, primarily due to lower debt balances and higher capitalized interest associated with spectrum acquisitions, partially offset by higher interest rates.

Equity in net income of affiliates increased in the third quarter and for the first nine months of 2022, primarily due to the close of our transaction with TPG and our accounting for our investment in DIRECTV Entertainment Holdings, LLC (DIRECTV) under the equity method of accounting beginning August 1, 2021 (see Note 11).

Other income (expense) – net increased in the third quarter and decreased for the first nine months of 2022. The increase in the third quarter was primarily driven by the recognition of an actuarial gain of $1,440 compared to $374 in 2021, partially offset by lower returns on benefit-related investments and benefit expense accrual increases that resulted from previous 2022 quarterly remeasurements of plan assets and obligations, which included increases in the assumed discount rates. Third-quarter 2022 benefit expense includes approximately $140 favorable impact from a retirement benefit plan change, with $115 resulting from prior service credits (approximately $50 for Business Wireline, $40 for Consumer Wireline and $20 for Mobility) (see Note 6).

The decrease for the first nine months resulted from the aforementioned lower returns on benefit-related investments, higher benefit expense accruals, and the impact of gains on investment and business sales in the prior year. (see Note 6).

Income tax expense decreased in the third quarter and for the first nine months of 2022. The decrease in the third quarter was primarily driven by one-time benefits in the third quarter of 2022 offset by higher income before income tax. One-time benefits are primarily due to a tax election which generated incremental tax benefit on the sale of Vrio and audit settlements in 2022. Our effective tax rate was 12.5% in the third quarter of 2022, versus 20.5% in the comparable period in the prior year.

The decrease for the first nine months was primarily due to lower income before income tax. Our effective tax rate was 19.2% for the first nine months of 2022, versus 19.3% for the comparable period in the prior year.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Segment Operating Revenues
Mobility	$20,278	$19,138	6.0%	$60,279	$57,108	5.6%
Business Wireline	5,668	5,938	(4.5)	16,903	18,036	(6.3)
Consumer Wireline	3,185	3,142	1.4	9,520	9,380	1.5
Total Segment Operating Revenues	29,131	28,218	3.2	86,702	84,524	2.6

Segment Operating Income
Mobility	6,419	5,987	7.2	18,484	18,038	2.5
Business Wireline	882	1,002	(12.0)	2,451	3,151	(22.2)
Consumer Wireline	330	179	84.4	951	794	19.8
Total Segment Operating Income	$7,631	$7,168	6.5%	$21,886	$21,983	(0.4)%

Selected Subscribers and Connections
	September 30,
(000s)	2022	2021
Mobility Subscribers	210,678	196,519
Total domestic broadband connections	15,452	15,510
Network access lines in service	5,466	6,404
U-verse VoIP connections	3,022	3,440

Operating revenues increased in the third quarter and for the first nine months of 2022, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service and equipment revenue growth and gains in broadband service. Business Wireline continues to reflect lower demand for legacy services and product simplification.

Operating income increased in the third quarter and decreased for the first nine months of 2022, reflecting increases in our Mobility and Consumer Wireline business units, offset by lower operating income from our Business Wireline business unit in the third quarter. Operating income for the first nine months reflects lower operating income from our Business Wireline business unit, partially offset by increases in our Mobility and Consumer Wireline business units. Our Communications segment operating income margin in the third quarter increased from 25.4% in 2021 to 26.2% in 2022 and for the first nine months of the year decreased from 26.0% in 2021 to 25.2% in 2022, reflecting, in part, increased equipment sales with negative margins.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating revenues
Service	$15,337	$14,527	5.6%	$45,065	$42,921	5.0%
Equipment	4,941	4,611	7.2	15,214	14,187	7.2
Total Operating Revenues	20,278	19,138	6.0	60,279	57,108	5.6

Operating expenses
Operations and support	11,817	11,116	6.3	35,677	32,998	8.1
Depreciation and amortization	2,042	2,035	0.3	6,118	6,072	0.8
Total Operating Expenses	13,859	13,151	5.4	41,795	39,070	7.0
Operating Income	$6,419	$5,987	7.2%	$18,484	$18,038	2.5%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	September 30,		Percent
(in 000s)	2022	2021	Change
Postpaid	83,614	80,249	4.2%
Postpaid phone	68,969	66,396	3.9
Prepaid	19,215	19,028	1.0
Reseller	5,854	6,263	(6.5)
Connected devices[1]	101,995	90,979	12.1
Total Mobility Subscribers[2]	210,678	196,519	7.2%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at September 30, 2022 excludes the impact of 10,707 subscriber and connected device disconnections resulting from our 3G network shutdown in February 2022. Postpaid disconnections were 899, including 438 phone, 234 prepaid, 749 reseller subscribers, and 8,825 connected devices. The third quarter includes an adjustment of approximately 170 subscribers, primarily connected devices.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Net Additions
	Third Quarter				Nine-Month Period
			Percent				Percent
(in 000s)	2022	2021	Change		2022	2021	Change
Postpaid Phone Net Additions	708	928	(23.7)%		2,212	2,312	(4.3)%
Total Phone Net Additions	816	1,177	(30.7)		2,629	2,942	(10.6)

Postpaid[2]	964	1,218	(20.9)		2,987	3,197	(6.6)
Prepaid	141	351	(59.8)		488	927	(47.4)
Reseller	308	(164)	—		312	(357)	—
Connected devices[3]	5,716	3,468	64.8		15,476	10,194	51.8
Mobility Net Subscriber Additions[1]	7,129	4,873	46.3%		19,263	13,961	38.0%

Postpaid Churn[4]	1.01%	0.92%	9	BP	0.96%	0.91%	5	BP
Postpaid Phone-Only Churn[4]	0.84%	0.72%	12	BP	0.79%	0.72%	7	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 33 and 34 for the three months ended September 30, 2022 and 2021 and 118 and (16) for the first nine months ended September 30, 2022 and 2021. Wearables and other net adds were 223 and 256 for the quarter ended September 30, 2022 and 2021 and 657 and 901 for the first nine months ended September 30, 2022 and 2021.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were approximately 2,600 for the quarter ended September 30, 2022 and 7,400 for the nine months ended September 30, 2022.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the third quarter and for the first nine months of 2022. The increases are largely due to growth from subscriber gains and postpaid average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in the third quarter and for the first nine months of 2022. ARPU during 2022 reflects pricing actions, improved international roaming and customers shifting to higher priced unlimited plans, partially offset by the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher for the first nine months due to a return to pre-pandemic consumer behavior as well as pricing actions and the resulting increase in both voluntary and involuntary disconnects.

Equipment revenue increased in the third quarter and for the first nine months of 2022, primarily driven by a higher volume of devices sold and the sale of higher-priced smartphones.

Operations and support expenses increased in the third quarter and for the first nine months of 2022 largely driven by growth in equipment sales and associated expenses, bad debt expense, higher network costs and the elimination of Connect America Fund Phase II (CAF II) government credits. HBO Max licensing fees and FirstNet costs also contributed to increases for the nine-month period. Offsetting increases in the third quarter were third-quarter 2021 3G network shutdown costs. In the first quarter of 2022, we updated our analysis of economic lives of customer relationships and extended the amortization period of Mobility deferred customer contract costs, which decreased expense approximately $30 and $130 in the third quarter and for the first nine months of 2022.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation expense increased in the third quarter and for the first nine months of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by ceasing use of 3G network assets.

Operating income increased in the third quarter and for the first nine months of 2022. Our Mobility operating income margin in the third quarter increased from 31.3% in 2021 to 31.7% in 2022 and for the first nine months decreased from 31.6% in 2021 to 30.7% in 2022. Our Mobility EBITDA margin in the third quarter decreased from 41.9% in 2021 to 41.7% in 2022 and for the first nine months decreased from 42.2% in 2021 to 40.8% in 2022. EBITDA is defined as operating income excluding depreciation and amortization.

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

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating revenues
Service	$5,524	$5,765	(4.2)%	$16,418	$17,497	(6.2)%
Equipment	144	173	(16.8)	485	539	(10.0)
Total Operating Revenues	5,668	5,938	(4.5)	16,903	18,036	(6.3)

Operating expenses
Operations and support	3,444	3,632	(5.2)	10,498	11,010	(4.7)
Depreciation and amortization	1,342	1,304	2.9	3,954	3,875	2.0
Total Operating Expenses	4,786	4,936	(3.0)	14,452	14,885	(2.9)
Operating Income	$882	$1,002	(12.0)%	$2,451	$3,151	(22.2)%

Service revenues decreased in the third quarter and for the first nine months of 2022, driven by lower demand for legacy voice and data services and product simplification. Also contributing to the decline was lower revenues from the government sector. Partially offsetting revenue declines was growth in connectivity services and revenues of approximately $100 from intellectual property sales in the third quarter of 2022. We expect these overall revenue trends to continue for the remainder of the year.

Equipment revenues decreased in the third quarter and for the first nine months of 2022, driven by declines in legacy and non-core services.

Operations and support expenses decreased in the third quarter and for the first nine months of 2022, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization, and credits from a third-quarter 2022 retirement benefit plan change. Expense declines were also driven by lower amortization of deferred fulfillment costs, including our first-quarter 2022 updates to the estimated economic lives of subscribers, which decreased expense approximately $25 and $100 in the third quarter and for the first nine months of 2022. The declines were partially offset by higher wholesale access network costs for the nine-month period. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2022 and into 2023 as we size our operations consistent with the strategic direction of the business.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation expense increased in the third quarter and for the first nine months of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Operating income decreased in the third quarter and for the first nine months of 2022. Our Business Wireline operating income margin in the third quarter decreased from 16.9% in 2021 to 15.6% in 2022 and for the first nine months decreased from 17.5% in 2021 to 14.5% in 2022. Our Business Wireline EBITDA margin in the third quarter increased from 38.8% in 2021 to 39.2% in 2022 and for the first nine months decreased from 39.0% in 2021 to 37.9% in 2022.

Consumer Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2022	2021	Change	2022	2021	Change
Operating revenues
Broadband	$2,429	$2,290	6.1%	$7,177	$6,761	6.2%
Legacy voice and data services	427	484	(11.8)	1,332	1,507	(11.6)
Other service and equipment	329	368	(10.6)	1,011	1,112	(9.1)
Total Operating Revenues	3,185	3,142	1.4	9,520	9,380	1.5

Operating expenses
Operations and support	2,055	2,188	(6.1)	6,218	6,280	(1.0)
Depreciation and amortization	800	775	3.2	2,351	2,306	2.0
Total Operating Expenses	2,855	2,963	(3.6)	8,569	8,586	(0.2)
Operating Income	$330	$179	84.4%	$951	$794	19.8%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	September 30,		Percent
(in 000s)	2022	2021	Change
Broadband Connections
Total Broadband and DSL Connections	14,055	14,180	(0.9)%
Broadband	13,796	13,846	(0.4)
Fiber Broadband Connections	6,935	5,721	21.2

Voice Connections
Retail Consumer Switched Access Lines	2,123	2,527	(16.0)
U-verse Consumer VoIP Connections	2,409	2,843	(15.3)
Total Retail Consumer Voice Connections	4,532	5,370	(15.6)%

Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2022	2021	Change	2022	2021	Change
Broadband Net Additions
Total Broadband and DSL Net Additions	(50)	6	—%	(105)	80	—%
Broadband Net Additions	(29)	28	—	(49)	153	—
Fiber Broadband Net Additions	338	289	17.0%	943	770	22.5%

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Broadband revenues increased in the third quarter and for the first nine months of 2022, driven by an increase in fiber customers, which we expect to continue for the foreseeable future as we invest further in building our fiber footprint.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2022, reflecting the continued decline in the number of customers, which we expect to continue.

Other service and equipment revenues decreased in the third quarter and for the first nine months of 2022, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

Operations and support expenses decreased in the third quarter and for the first nine months of 2022, primarily driven by lower network and customer support costs, fewer employee-related costs, including the impact of a retirement benefit plan change, and lower HBO Max licensing fees in the third-quarter of 2022. Also contributing to the decline was lower amortization of deferred fulfillment costs, including our first-quarter 2022 updates to the estimated economic lives of broadband/fiber subscribers, which decreased expenses approximately $30 in the third quarter and $110 for the first nine months of 2022. The declines were partially offset by the elimination of CAF II government credits, higher bad debt expense and advertising costs for the nine-month period.

Depreciation expense increased in the third quarter and for the first nine months of 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets.

Operating income increased in the third quarter and for the first nine months of 2022. Our Consumer Wireline operating income margin in the third quarter increased from 5.7% in 2021 to 10.4% in 2022 and for the first nine months increased from 8.5% in 2021 to 10.0% in 2022. Our Consumer Wireline EBITDA margin in the third quarter increased from 30.4% in 2021 to 35.5% in 2022 and for the first nine months increased from 33.0% in 2021 to 34.7% in 2022.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
	2022	2021	Percent Change	2022	2021	Percent Change
Segment Operating Revenues
Service	$559	$463	20.7%	$1,583	$1,349	17.3%
Equipment	226	261	(13.4)	700	694	0.9
Total Segment Operating Revenues	785	724	8.4	2,283	2,043	11.7

Segment Operating Expenses
Operations and support	684	697	(1.9)	2,036	1,984	2.6
Depreciation and amortization	164	157	4.5	494	452	9.3
Total Segment Operating Expenses	848	854	(0.7)	2,530	2,436	3.9
Operating Income (Loss)	$(63)	$(130)	51.5%	$(247)	$(393)	37.2%

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mexico:

				September 30,		Percent
(in 000s)				2022	2021	Change
Mexico Wireless Subscribers
Postpaid				4,854	4,781	1.5%
Prepaid				15,689	14,199	10.5
Reseller				455	493	(7.7)
Total Mexico Wireless Subscribers				20,998	19,473	7.8%

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2022	2021	Change	2022	2021	Change
Mexico Wireless Net Additions
Postpaid	19	36	(47.2)%	47	85	(44.7)%
Prepaid	267	389	(31.4)	632	441	43.3
Reseller	12	2	—	(43)	4	—
Total Mexico Wireless Net Additions	298	427	(30.2)%	636	530	20.0%

Service revenues increased in the third quarter and for the first nine months of 2022 reflecting growth in wholesale services and improvements in subscriber growth.

Equipment revenues decreased in the third quarter and increased for the first nine months of 2022. The decrease in the third quarter was due to lower equipment sales. The increase for the first nine months was due to higher equipment sales.

Operations and support expenses decreased in the third quarter and increased for the first nine months of 2022. The decrease in the third quarter was driven by lower equipment costs resulting from lower sales, partially offset by bad debt expense. The increase for the first nine months was due to higher bad debt, partially offset by lower equipment costs in the third-quarter of 2022. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2022, reflecting higher in-service assets.

Operating income improved in the third quarter and for the first nine months of 2022. Our Mexico operating income margin in the third quarter increased from (18.0)% in 2021 to (8.0)% in 2022 and for the first nine months increased from (19.2)% in 2021 to (10.8)% in 2022. Our Mexico EBITDA margin in the third quarter increased from 3.7% in 2021 to 12.9% in 2022 and for the first nine months increased from 2.9% in 2021 to 10.8% in 2022.

OTHER BUSINESS MATTERS

Spectrum Auction On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC with an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. We received the licenses in May 2022, and classified the auction deposits and related capitalized interest as “Licenses - Net” on our September 30, 2022 consolidated balance sheet. (See Note 8)

In February 2021, the FCC announced that we were the winning bidder for 1,621 C-Band licenses. We provided the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. The licenses were received in July 2021. In the third quarter of 2022, we paid $98 of compensable relocation costs for a total of $1,703 Incentive Payments and compensable relocation costs paid to date for the C-Band licenses, with $1,605 paid in 2021. (See Note 8)

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Magallanes, Inc. (Spinco), an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery Inc. (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter, assets of approximately $121,100 and liabilities of $70,600 were removed from our balance sheet as well as $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to section 1.3 of the SDA, which resulted in a $1,200 payment to WBD in the third quarter of 2022. The $1,200 post-closing adjustment was included in the change in additional paid-in capital for the three months ended June 30, 2022, and for balance sheets ended June 30, 2022 and September 30, 2022. The payment was accounted for as cash used in financing activities in our statement of cash flows in third quarter of 2022. (See Note 8)

AT&T, Spinco and Discovery entered into a Tax Matters Agreement, which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, the preservation of the expected tax-free status of the transactions contemplated by the SDA, and other matters regarding taxes.

Additionally, we entered into an adjusted HBO Max agreement with WBD that provides us with expanded distribution rights and additional flexibility to market and sell the service in a cost-efficient manner. Under the terms of the agreement, we are permitted to include HBO Max in our customer offerings in exchange for a licensing fee. Furthermore, AT&T has the right, but not the obligation, to market and distribute HBO Max to its customers in plans, bundles, and promotional offers.

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

The Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted on August 16, 2022. The Inflation Reduction Act imposes a new 15% corporate alternative minimum tax (CAMT) on “applicable corporations” for taxable years beginning after December 31, 2022. The CAMT is imposed to the extent the alternative minimum tax exceeds a company’s regular tax liability. A corporation that pays alternative minimum tax is eligible for a credit against income tax in future years. Subject to future regulatory guidance, we currently do not believe the CAMT will have a material impact on our 2023 tax liability.

AT&T INC.
SEPTEMBER 30, 2022

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

Some states have adopted legislation or issued executive orders, including California, that would reimpose net neutrality rules similar to those repealed by the FCC. The California statute is now in effect, and challenges regarding other states’ net neutrality laws are pending. We expect that going forward additional states may seek to impose net neutrality requirements.

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
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for nine months ended September 30,	2022	2021
Cash provided by operating activities	$25,464	$29,093
Cash used in investing activities	(23,011)	(28,528)
Cash (used in) provided by financing activities	(54,403)	8,453

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$2,423	$19,223
Total debt	133,480	175,631

We had $2,423 in cash and cash equivalents available at September 30, 2022, decreasing $16,800 since December 31, 2021 and returning to historical thresholds with the close of the WarnerMedia/Discovery transaction. Cash and cash equivalents included cash of $1,132 and money market funds and other cash equivalents of $1,291. Approximately $957 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

For the first nine months of 2022, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, cash received in connection with the separation and distribution of the WarnerMedia business, issuance of commercial paper and long-term debt and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first nine months of 2022, cash provided by operating activities was $25,464, compared to $29,093 for the first nine months of 2021, reflecting working capital impacts including higher payments for wireless devices tied to accelerated subscriber growth and timing of customer collections. Although our credit policies have been consistent over the last few years, customer collections began to trend slower in the latter half of the second quarter of 2022 and remained relatively stable in the third quarter when compared to the second quarter of 2022, as customers returned to pre-pandemic payment trends. Stimulus payments during the pandemic contributed to better collection and bad debt expense trends than historical levels. Specifically, while bad debt expense was slightly higher than 2021, partially due to growth in our account base, it was relatively consistent with 2019 (pre-pandemic) levels.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to decrease cash from operating activities $1,653 and $1,803 for the nine months ended September 30, 2022 and 2021, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities from Continuing Operations
For the first nine months of 2022, cash used in investing activities totaled $23,011, and consisted primarily of $15,397 (including interest during construction) for capital expenditures and $9,959 for acquisitions of spectrum licenses won in Auction 110 and associated capitalized interest. During the first nine months of 2022, we received a return of investment of $2,205 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 11).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first nine months of 2022, vendor financing payments were $4,237, compared to $4,013 for the first nine months of 2021.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Capital expenditures for the first nine months of 2022 were $15,397, and when including $4,237 cash paid for vendor financing, capital investment was $19,634 ($3,570 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months of 2022, we placed $3,916 of equipment in service under vendor financing arrangements (compared to $3,624 in the prior-year comparable period) and approximately $250 of assets related to the FirstNet build (compared to $610 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. Our capital expenditures and vendor financing payments are elevated in 2022, reflecting strategic investments.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first nine months of 2022, cash used in financing activities totaled $54,403 and was comprised of debt issuances and repayments, payments of dividends, vendor financing payments, and stock repurchases. During the first nine months of 2022, we also paid approximately $1,070 in cash on the note payable to DIRECTV, with $271 remaining due as of September 30, 2022.

A tabular summary of our debt activities for the nine months ended September 30, 2022 is as follows:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2022
Net commercial paper borrowings	$1,471	$(5,219)	$(724)	$(4,472)
Issuance of Notes and Debentures:
Private Financing	—	—	750	750
Other	479	—	—	479
Debt Issuances	$479	$—	$750	$1,229

Repayments:
2021 Syndicated Term Loan	$—	$(7,350)	$—	$(7,350)
BAML Bilateral Term Loan - Tranche A	—	(1,000)	—	(1,000)
Private financing	—	(750)	—	(750)
Repayment of other short-term borrowings	$—	$(9,100)	$—	$(9,100)

USD notes[1,2,3]	$(123)	$(18,957)	$—	$(19,080)
Euro notes	—	(3,343)	—	(3,343)
BAML Bilateral Term Loan - Tranche B	—	(1,000)	—	(1,000)
Other	(667)	(123)	(199)	(989)
Repayments of long-term debt	$(790)	$(23,423)	$(199)	$(24,412)
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

The weighted average interest rate of our entire long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.1% as of September 30, 2022 and 3.8% as of December 31, 2021. We had $129,688 of total notes and debentures outstanding at September 30, 2022. This also included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $32,822.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

At September 30, 2022, we had $9,626 of debt maturing within one year, consisting of $2,161 of commercial paper borrowings, $750 of credit agreement borrowings and $6,715 of long-term debt issuances.

For the first nine months of 2022, we paid $4,237 of cash under our vendor financing program, compared to $4,013 in the prior-year comparable period. Total vendor financing payables included in our September 30, 2022 consolidated balance sheet were $4,635, with $3,105 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At September 30, 2022, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014. During the first nine months of 2022, we repurchased approximately 34 million shares under the March 2014 authorization.

We paid dividends on common and preferred shares of $7,845 during the first nine months of 2022, compared with $11,319 for the first nine months of 2021.

Dividends on common stock declared by our Board of Directors totaled $0.8325 per share in the first nine months of 2022 and $1.56 per share in the first nine months of 2021. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. On February 1, 2022, we announced that our Board of Directors approved an expected annual dividend level of $1.11 per common share, or approximately $8,000 per year, following the close of the WarnerMedia/Discovery transaction.

Subsequent to quarter end, on October 24, 2022, approximately 105 million Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) of the 319 million outstanding were put to AT&T by a third-party investor. We paid approximately $2,600 cash to redeem the Mobility preferred interest, funded with commercial paper borrowings. As of October 31, 2022, we have approximately 213 million Mobility preferred interests outstanding, which have a redemption value of approximately $5,300 and pay cash distributions of $373 per annum, subject to declaration. Under the terms of the Mobility preferred interests, holders can put no more than 107 million interests in any 12-month period. As a result, future puts can be exercised in the fourth quarter of 2023, at the earliest.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2020, we amended one of our $7,500 revolving credit agreements by extending the termination date. In total, we have two $7,500 revolving credit agreements, totaling $15,000, with one terminating on December 11, 2023 and the other terminating on November 17, 2025. No amounts were outstanding under either agreement as of September 30, 2022.

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

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023, a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of September 30, 2022, we were in compliance with the covenants for our credit facilities.

AT&T INC.
SEPTEMBER 30, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $38,800 derivative portfolio, counterparties are still required to post collateral. During the first nine months of 2022, we posted approximately $1,640 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2022, our debt ratio was 48.8%, compared to 49.5% at September 30, 2021 and 48.9% at December 31, 2021. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

CRITICAL ACCOUNTING ESTIMATES

Asset Valuations and Impairments As discussed in Note 1 of our 2021 Annual Report on Form 10-K, goodwill and other indefinite-lived assets are tested for impairment at least annually as of October 1, generally utilizing a quantitative approach. While an interim quantitative impairment was not warranted in the third quarter of 2022, because of possible sustained higher discount rates and declines in the value of AT&T’s common stock, it is possible that the book values of one or more of our reporting units will exceed their respective fair values, which may result in the recognition of a noncash impairment of goodwill and/or indefinite-lived intangible assets in the fourth quarter of 2022 that could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2022, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $38,213 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(8,882) at September 30, 2022. We had no rate locks at September 30, 2022.

We have foreign exchange contracts with a U.S. dollar notional value of $617 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges with a total net fair value of $(69) at September 30, 2022.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2022.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
SEPTEMBER 30, 2022

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

AT&T INC.
SEPTEMBER 30, 2022

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS - continued

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
SEPTEMBER 30, 2022
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2021 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the third quarter of 2022, there were no such material developments.

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2022 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2022 - July 31, 2022	10,601	$19.61	—	143,731,972
August 1, 2022 - August 31, 2022	42,245	18.69	—	143,731,972
September 1, 2022 - September 30, 2022	88,447	17.46	—	143,731,972
Total	141,293	$17.99	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares repurchased, 141,293 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased, no shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts during the period.

AT&T INC.
SEPTEMBER 30, 2022
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	AT&T Inc. Health Plan effective January 1, 2023
10.2	AT&T Cash Deferral Plan as amended July 28, 2022
10.3	AT&T Stock Purchase and Deferral Plan as amended July 28, 2022
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 3, 2022	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer