Form 10-K
period 2022-12-31
AT&T INC.
filed 2023-02-13
CIK 732717

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Based on the closing price of $20.96 per share on June 30, 2022, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $149 billion.

At February 8, 2023, common shares outstanding were 7,129,870,323.

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of AT&T Inc.’s Notice of 2022 Annual Meeting and Proxy Statement dated on or about April 3, 2023 to be filed within the period permitted under General Instruction G(3) (Part III).

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

Following our formation, we expanded our communications footprint and operations and invested in entertainment businesses, most significantly:
•Our subsidiaries merged with incumbent local exchange carriers (ILEC) Pacific Telesis Group in 1997 and Ameritech Corporation in 1999.
•In 2005, we merged one of our subsidiaries with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.”
•In 2006, we acquired ILEC BellSouth Corporation (BellSouth), which included BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility.
•In 2014, we completed the acquisition of wireless provider Leap Wireless International, Inc.
•In 2015, we acquired wireless properties in Mexico and acquired DIRECTV, a leading provider of digital television entertainment services in both the United States (included in our Video business) and Latin America (referred to as Vrio).
•From 2018 through April 2022, we acquired and held various investments in entertainment businesses, namely Time Warner Inc., which comprised a substantial portion of our WarnerMedia segment.
•In July 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction (DIRECTV Transaction), we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method.
•In April 2022, we completed the separation of our WarnerMedia business in a Reverse Morris Trust transaction (WarnerMedia/Discovery Transaction). Upon its separation and distribution, the WarnerMedia business met the criteria for discontinued operations, as did other dispositions that were part of a single plan, including Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in our historical financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia separation.

AT&T Inc.
Dollars in millions except per share amounts
General
We are a leading provider of telecommunications and technology services globally. The services and products that we offer vary by market and utilize various technology platforms in a range of geographies. Our reportable segments are organized as follows:

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
•Consumer Wireline provides broadband services, including fiber connections that provide our multi-gig services to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

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
•Securitization fees associated with our sales of receivables (see Note 17).
•Value portfolio, which are businesses no longer integral to our operations or which we no longer actively market.

Other items consist of:
•Video, which includes our former U.S. video operations that were contributed to DIRECTV on July 31, 2021, and our share of DIRECTV’s earnings as equity in net income of affiliates (see Note 19).
•Held-for-sale and other reclassifications, which includes our former Crunchyroll, Government Solutions and wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands.
•Reclassification of prior service credits, which includes the reclassification of prior service credit amortization, where we present the impact of benefit plan amendments in our business unit results. Prior service credit amortization is presented in “Other income (expense) - net” in the consolidated statements of income and therefore has no impact on consolidated operating income or EBITDA (EBITDA is defined as operating income excluding depreciation and amortization).
•Certain significant items, which includes items associated with the merger and integration of acquired or divested businesses, including amortization of intangible assets, employee separation charges associated with voluntary and/or strategic offers, asset impairments and abandonments and restructuring, and other items for which the segments are not being evaluated.
•Eliminations and consolidations, which removes transactions involving dealings between Mobility and our Video business, prior to the July 31, 2021 separation of Video.

Areas of Focus
We are a leader in providing connectivity services through our market focus areas of 5G and fiber. Fiber underpins the connectivity we deliver, both wired and wireless. Building on that fiber foundation is our solid spectrum portfolio, strengthened through recent years’ Federal Communications Commission (FCC) auction acquisitions and 5G deployment. We believe our hybrid fixed wireline and mobile approach will differentiate our services and provide us with additional growth opportunities in the future as bandwidth demands continue to grow. We will continue to demonstrate our commitment to ensure management attention is sharply focused on growth areas and operational efficiencies.

Communications
Our integrated telecommunications network utilizes different technological platforms to provide instant connectivity at the higher speeds made possible by our fiber network expansion and wireless network enhancements. Streaming, augmented reality, “smart” technologies and user generated content are expected to continue to drive greater demand for broadband and capitalize on our fiber and 5G deployments. During 2023, we will continue to develop and provide high-value, integrated mobile and broadband solutions.

Wireless Service We continue to experience rapid growth in data usage as consumers are demanding seamless access across their wireless and wired devices, and businesses and municipalities are connecting more and more equipment and facilities to the internet. The deployment of 5G, which allows for faster connectivity, lower latency and greater bandwidth, requires modifications of existing cell sites to add equipment supporting new frequencies, like the C-Band and the 3.45 GHz band. Our

AT&T Inc.
Dollars in millions except per share amounts
5G service went nationwide in July 2020, and with that availability, the introduction of 5G handsets and devices has contributed to a renewed interest in equipment upgrades. The increased speeds and network operating efficiency expected with 5G technology should enable massive deployment of devices connected to the internet as well as faster delivery of data services. In January 2022, we began to deploy our C-band spectrum, subject to certain voluntary limitations.

In North America, our network covers over 441 million people with 4G LTE and over 285 million with 5G technology. In the United States, our network covers all major metropolitan areas and more than 337 million people with our LTE technology and more than 285 million people with our 5G technology.

As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative data services on a wireless network that has sufficient spectrum and capacity to support these innovations. We expect to continue to invest significant capital in expanding our network capacity, as well as obtaining additional spectrum that meets our long-term needs. We participate in FCC spectrum auctions and have been redeploying spectrum previously used for more basic services to support more advanced mobile internet services.

Broadband Technology In 2020, we identified fiber as a core priority for our business and enhanced our focus to expand our fiber footprint and grow customers. At December 31, 2022, we had more than 7 million fiber consumer wireline broadband customers, adding more than 1.2 million during the year. The expansion builds on our recent investments to convert to a software-based network, managing the migration of wireline customers to services using our fiber infrastructure to provide broadband technology. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network supports next-generation applications like 5G and broadband-based services quickly and efficiently.

Latin America
We believe that the wireless model in the U.S., with accelerating demand for mobile internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. We acquired Mexican wireless operations in 2015 to establish a seamless, cross-border North American wireless network which now covers an area with over 441 million people and businesses in the United States and Mexico. With the increased capacity from our LTE network, we also expect additional wholesale revenue in the coming years. Our 4G LTE network in Mexico now covers approximately 104 million people and businesses.

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

COMMUNICATIONS
Our Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our Communications services and products are marketed under the AT&T, Cricket, AT&T PREPAIDSM and AT&T Fiber brand names. The Communications segment provided approximately 97% of 2022 segment operating revenues and accounted for all of our 2022 total segment income. This segment contains the Mobility, Business Wireline and Consumer Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid, connected device or reseller. As of December 31, 2022, we served 217 million Mobility subscribers, including 85 million postpaid (70 million phone), 19 million prepaid, 6 million reseller and 107 million connected devices. Our Mobility business unit revenue includes the following categories: service and equipment.

Services
We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to meet the communications needs of targeted customer categories. Through FirstNet services, we also provide a nationwide wireless broadband network dedicated to public safety.

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

Equipment
We sell a wide variety of handsets, wireless data cards and wireless computing devices manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases and hands-free devices. We sell through our own company-owned stores, agents and third-party retail stores. We provide our customers the ability to purchase handsets on an installment basis and the opportunity to bring their own device. Subscribers that bring their own devices or retain handsets for longer periods impact upgrade activity. Like other wireless service providers, we also provide a limited number of postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service.

Business Wireline – Our Business Wireline business unit provides services to business customers, including multinational corporations, small and mid-sized businesses, governmental and wholesale customers. Our Business Wireline business unit revenue includes the following categories: service and equipment.

Services
We offer advanced IP-based services, such as Virtual Private Networks (VPN), AT&T Dedicated Internet, and Ethernet as well as traditional data services, cloud solutions, outsourcing and managed professional services. We provide collaboration services that utilize our IP infrastructure and allow our customers to utilize the most advanced technology to improve their productivity. We also provide state-of-the-art security solutions like threat management and intrusion detection.

We continue to reconfigure our wireline network to take advantage of the latest technologies and services, and rely on our SDN and NFV to enhance business customers’ digital agility in a rapidly evolving environment. Some of the services we have offered historically are in secular decline and going forward we will focus on our owned and operated connectivity services powered by 5G and fiber.

Equipment
Equipment revenues include customer premises equipment.

Consumer Wireline – Our Consumer Wireline business unit provides broadband services, including fiber connections, and legacy telephony voice communication services to customers in the United States by utilizing our IP-based and copper wired network. Our Consumer Wireline business unit revenue includes the following categories: broadband, legacy voice and data services and other service and equipment.

Broadband Services
We provide broadband and internet services to approximately 15 million customer locations, with 7 million fiber broadband connections at December 31, 2022. With changes in video viewing preferences and the recent work and learn from home trends, we are experiencing increasing demand for high-speed broadband services. Our investment in expanding our industry-leading fiber network positions us to be a leader in wired connectivity. With our focus on fiber that brings efficiencies and owner economics, we continue to evaluate opportunities where we can turn down existing copper infrastructure.

We believe that our flexible platform with a broadband and wireless connection is the most efficient way to transport direct-to-consumer video and data experiences both at home and on mobile devices. Through this integrated approach, we can optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

Legacy Voice and Data Services
Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers.

Other Services and Equipment
Other service revenues include AT&T U-verse voice services (which use VoIP technology), customer fees and equipment.

AT&T Inc.
Dollars in millions except per share amounts

Additional information on our Communications segment is contained in the “Overview” section of Item 7.

LATIN AMERICA
Our Latin America segment provides wireless services in Mexico. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. We divide our revenue into the following categories: service and equipment.

Services
We provide postpaid and prepaid wireless services in Mexico to approximately 22 million subscribers under the AT&T and Unefon brands. Postpaid services allow for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment and (2) service contracts for periods up to 36 months for subscribers who purchase their equipment under the traditional device subsidy model. We also offer prepaid services to customers who prefer to pay in advance.

Equipment
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

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2022	2021	2020
Communications Segment
Wireless service	50%	43%	39%
Business service	18	17	17
Equipment	18	16	12
Latin America Segment
Wireless service	2	1	1
Equipment	1	1	1
Corporate and Other
Video services[1]	—	12	20
1U.S. video operations were separated in July 2021. See Note 6

Additional information on our geographical distribution of revenues is contained in Note 4 of Item 8.

GOVERNMENT REGULATION

Facilities-based wireless communications providers in the United States, like AT&T, must be licensed by the FCC to provide communications services at specified spectrum frequencies within defined geographic areas and must comply with FCC rules and policies governing the use of the spectrum. The FCC’s rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high-quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically 10 to 15 years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and various states periodically consider new regulations and legislation relating to various aspects of wireless services.

The Communications Act of 1934 and other related laws give the FCC broad authority to regulate the U.S. operations of our satellite and interstate telecommunications services. In addition, our ILEC subsidiaries are subject to regulation by state governments, which have the power to regulate intrastate rates and services, including local, long-distance and network access

AT&T Inc.
Dollars in millions except per share amounts
services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to reimburse our wireline subsidiaries for the use of their networks by other carriers.

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

For a discussion of significant regulatory issues directly affecting our operations, please see the information contained under the headings “Operating Environment Overview” and “Regulatory Developments” of Item 7, which information is incorporated herein by reference.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services. Additional information relating to regulation affecting those rights is contained under the heading “Operating Environment Overview,” of Item 7. We actively pursue patents, trademarks and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and rights, and subject to appropriate safeguards and restrictions, to utilize certain of our patents, trademarks and service marks. As we transition our network from a switch-based network to an IP, software-based network, we have increasingly entered into licensing agreements with software developers.

We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices from third parties asserting that our products or services sold to customers or software-based network functions infringe on their patents and other intellectual property rights. These claims, whether against us directly, such as network functions, or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, pay royalties, stop offering the relevant products or services and/or cease network functions or other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMERS

No customer accounted for 10% or more of our consolidated revenues in 2022, 2021 or 2020.

COMPETITION

Competition continues to increase for communications and digital services from traditional and nontraditional competitors. Technological advances have expanded the types and uses of services and products available. In addition, lack of or a reduced level of regulation of comparable legacy services has lowered costs for alternative communications service providers. As a result, we face continuing competition as well as some new opportunities in significant portions of our business.

Wireless We face substantial competition in our wireless businesses. Under current FCC rules, multiple licensees, who provide wireless services on the cellular, PCS, Advanced Wireless Services, 700 MHz and other spectrum bands, may operate in each of our U.S. service areas. Our competitors include two national wireless providers; a larger number of regional providers and resellers of those services; and certain cable companies. In addition, we face competition from providers who offer voice, text messaging and other services as applications on data networks. We are one of three facilities-based providers in Mexico (retail and wholesale), with the most significant market share controlled by América Móvil. We may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed. We compete for customers based principally on service/device offerings, price, network quality, coverage area and customer service.

AT&T Inc.
Dollars in millions except per share amounts
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

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cyber security, network operations support systems and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $1,236 in 2022, $1,325 in 2021, and $1,013 in 2020.

HUMAN CAPITAL

Number of Employees As of January 31, 2023, we employed approximately 160,700 persons.

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

Labor Contracts Approximately 42% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts included the following: A contract covering approximately 7,000 Mobility employees in nine states, for which we reached tentative agreement in February 2023. A contract covering approximately 400 employees supporting internet-based products is set to expire in July 2023. A contract covering approximately 200 employees in Illinois is set to expire in May 2023.

Compensation and Benefits In addition to salaries, we provide a variety of benefit programs to help meet the needs of our employees. These programs cover active and former employees and may vary by subsidiary and region. These programs include 401(k) plans, pension benefits, and health and welfare benefits, among many others. In addition to our active employee base, at December 31, 2022, we had approximately 506,000 retirees and dependents who were eligible to receive retiree benefits.

We review our benefit plans to maintain competitive packages that reflect the needs of our workforce. We also adapt our compensation model to provide fair and inclusive pay practices across our business. We are committed to pay equity for employees who hold the same jobs, work in the same geographic area, and have the same levels of experience and performance.

Employee Safety We provide our employees access to flexible and convenient health and welfare programs and workplace accommodations. We have prioritized self-care and emphasized a focus on wellness, providing personal protective equipment, flexible scheduling or time-off options and implementing technologies to enhance the remote-work environment.

Diversity, Equity and Inclusion We believe that championing diversity and fostering inclusion does more than just make us a better company, it contributes to a world where people are empowered to be their very best. That is why we are committed to equality and why our company purpose is to connect people to greater possibilities. This focus on diversity emanates from our diverse and inclusive workforce, which is a product of our unwavering commitment to ensure that employees from any and every segment of society are treated with fairness and provided equal opportunities to advance in the company.

AT&T Inc.
Dollars in millions except per share amounts
To have a diverse and inclusive workforce, we have put an emphasis on attracting and hiring talented people who represent a mix of backgrounds, identities and experiences. Across the AT&T family of companies, we have employee groups that reflect our diverse workforce. These groups are not only organized around women, people of color, LGBTQ+ individuals, people with disabilities and veterans, but also around professionals who are experienced or interested in cybersecurity, engineering, innovation and project management. When everyone’s unique story is celebrated, we are able to connect, create and innovate in real and meaningful ways. It is important that our employees feel valued, have a sense of belonging and are fully engaged in our success.

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

Macro-economic Factors:

Adverse changes in the U.S. securities markets, interest rates, rising inflation and medical costs could materially increase our benefit plan costs and future funding requirements.

Our costs to provide current benefits and funding for future benefits are subject to increases, primarily due to continuing increases in medical and prescription drug costs, in part due to inflation, and can be affected by lower returns on assets held by our pension and other benefit plans, which are reflected in our financial statements for that year. In calculating the recognized benefit costs, we have made certain assumptions regarding future investment returns, interest rates and medical costs. These assumptions could change significantly over time and could be materially different than originally projected. Lower than assumed investment returns, an increase in our benefit obligations, and higher than assumed medical and prescription drug costs will increase expenses.

The Financial Accounting Standards Board (FASB) requires companies to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in their statement of financial position and to recognize changes in that funded status in the year in which the changes occur. We have elected to reflect the annual adjustments to the funded status in our consolidated statement of income. Therefore, an increase in our costs or adverse market conditions will have a negative effect on our operating results.

Significant adverse changes in capital markets could result in the deterioration of our defined benefit plans’ funded status.

Inflationary pressures on costs, such as inputs for devices we sell and network components, labor and distribution costs may impact our network construction, our financial condition or results of operations.

As a provider of telecommunications and technology services, we sell handsets, wireless data cards, wireless computing devices and customer premises equipment manufactured by various suppliers for use with our voice and data services and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. Beginning in 2021 and continuing through the early part of 2023, the costs of these inputs and the costs of labor necessary to develop, deploy and maintain our networks and our products and services rapidly increased. In addition, many of these inputs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. Inflationary and supply pressures may continue into the future and could have an adverse impact on our ability to source materials.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during a period of inflationary pressure or an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives.

AT&T Inc.
Dollars in millions except per share amounts
Adverse changes in global financial markets could limit our ability and our larger customers’ ability to access capital or increase the cost of capital needed to fund business operations.

During 2022, uncertainty surrounding global growth rates, inflation, an increasing interest rate environment and the impact of the COVID-19 pandemic continued to produce volatility in the credit, currency and equity markets. Volatility may affect companies’ access to the credit markets, leading to higher borrowing costs, or, in some cases, the inability to fund ongoing operations. In addition, we contract with large financial institutions to support our own treasury operations, including contracts to hedge our exposure on interest rates and foreign exchange and the funding of credit lines and other short-term debt obligations, including commercial paper. These financial institutions face stricter capital-related and other regulations in the United States and Europe, as well as ongoing legal and financial issues concerning their loan portfolios, which may hamper their ability to provide credit or raise the cost of providing such credit.

The U.K. Financial Conduct Authority, which regulates the London Interbank Offering Rate (LIBOR), has announced that it intends to phase out LIBOR in 2023. Although our securities and other debt obligations may provide for alternative methods of calculating the interest rate payable on such indebtedness, uncertainty as to the extent and manner of future changes may adversely affect the current trading market for LIBOR-based securities and the value of variable rate indebtedness in general. A company’s cost of borrowing is also affected by evaluations given by various credit rating agencies and these agencies have been applying tighter credit standards when evaluating debt levels and future growth prospects. While we have been successful in continuing to access the credit and fixed income markets when needed, adverse changes in the financial markets could render us either unable to access these markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions, severely affecting our business operations. Additionally, downgrades of our credit rating by the major credit rating agencies could increase our cost of borrowing and also impact the collateral we would be required to post under certain agreements we have entered into with our derivative counterparties, which could negatively impact our liquidity. Further, valuation changes in our derivative portfolio due to interest rates and foreign exchange rates could require us to post collateral and thus may negatively impact our liquidity.

Our international operations increase our exposure to political instability, to changes in the international economy and to regulation on our business and these risks could offset our expected growth opportunities.

We have international operations, particularly in Mexico, and other countries worldwide where we need to comply with a wide variety of complex local laws, regulations and treaties. In addition, we are exposed to, among other factors, fluctuations in currency values, changes in relationships between U.S. and foreign governments, war or other hostilities, and other regulations that may materially affect our earnings. Involvement with foreign firms also exposes us to the risk of being unable to control the actions of those firms and therefore exposes us to risks associated with our obligation to comply with the Foreign Corrupt Practices Act (FCPA). Violations of the FCPA could have a material adverse effect on our operating results.

Industry-wide Factors:

Our business is subject to risks related to the COVID-19 virus.

The COVID-19 pandemic and resulting mitigation measures have caused, and may continue to cause, a negative effect on our operating results. These effects include, but are not limited to closure of retail stores; impact on our customers’ ability to pay for our products and services; reduction in international roaming revenue; and reduced staffing levels in call centers and field operations. We may also incur significantly higher expenses attributable to infrastructure investments required to meet higher network utilization from more customers consuming bandwidth from changes in work from home trends; extended cancellation periods; and increased labor costs if the COVID-19 pandemic continues for an extended period.

The COVID-19 pandemic and mitigation measures have caused, and may continue to cause, adverse impacts on global supply chains and economic conditions. These impacts could affect our network development, deployment and maintenance, and the demand for our products and services. The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning other strains of the virus and the actions to contain its impact.

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Our subsidiaries providing wired services are subject to significant federal and state regulation while many of our competitors are not. In addition, our subsidiaries and affiliates operating outside the United States are also subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Our wireless subsidiaries are regulated to varying degrees by the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the FCC relating to broadband and wireless deployment could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless

AT&T Inc.
Dollars in millions except per share amounts
devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, in response to the FAA questioning whether our 5G C-band launch could impact radio altimeter equipment on airplanes, we voluntarily committed to a series of temporary, precautionary measures, in addition to deferring turning on a limited number of towers around certain airports to allow the FAA more time to evaluate. These measures have been subsequently modified from time to time. The FAA’s continued evaluation may impact our planned 5G C-band launch in certain areas. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate changes, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect and offer targeted advertisements or result in additional costs of compliance or litigation. Should customers decide that our competitors offer a more customer-friendly environment, our competitive position, results of operations or financial condition could be materially adversely affected.

Effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal, state and foreign government regulation, all of which may result in potential adverse impact to our financial results.

Extreme weather events precipitated by long-term climate change have the potential to directly damage network facilities or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to provide products and services required to provide reliable network coverage. Any such disruption could delay network deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, freezing conditions, sea-level rise and other climate-related events, could adversely affect our operations, infrastructure and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Further, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste and other sustainability concerns. Concern over climate change or other environmental, social and governance (ESG) matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment and reduce the impact of our business on climate change. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations, and could adversely affect our business and reputation.

Continuing growth in and the converging nature of wireless and broadband services will require us to deploy significant amounts of capital and require ongoing access to spectrum in order to provide attractive services to customers.

Wireless and broadband services are undergoing rapid and significant technological changes and a dramatic increase in usage, including, in particular, the demand for faster and seamless usage of data, including video, across mobile and fixed devices. The COVID-19 pandemic has accelerated these changes and also resulted in higher network utilization, as more customers consume bandwidth from changes in work and learn from home trends. We must continually invest in our networks in order to improve our wireless and broadband services to meet this increasing demand and changes in customer expectations while remaining competitive. Improvements in these services depend on many factors, including continued access to and deployment of adequate spectrum and the capital needed to expand our wireline network to support transport of these services. In order to stem broadband subscriber losses to cable competitors in our non-fiber wireline areas, we have been expanding our all-fiber wireline network. We must maintain and expand our network capacity and coverage for transport of data, including video, and voice between cell and fixed landline sites. To this end, we participate in spectrum auctions and continue to deploy software and other technology advancements in order to efficiently invest in our network.

We have spent, and plan to continue spending, significant capital and other resources on the ongoing development and deployment of our 5G and fiber wireline networks. This deployment and other network service enhancements and product launches may not occur as scheduled or at the cost expected due to many factors, including unexpected inflation, delays in determining equipment and wireless handset operating standards, supplier delays, software issues, increases in network and handset component costs, regulatory permitting delays for tower sites or enhancements, or labor-related delays. Deployment of new technology also may adversely affect the performance of the network for existing services. If we cannot acquire needed spectrum, our 5G and fiber offerings fail to gain acceptance in the marketplace or we otherwise fail to deploy the services customers desire on a timely basis with acceptable quality and at reasonable costs, then our ability to attract and retain customers, and, therefore, maintain and improve our operating margins, could be materially adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
Increasing competition for wireless customers could materially adversely affect our operating results.

We have multiple wireless competitors in each of our service areas and compete for customers based principally on service/device offerings, price, network quality, coverage area and customer service. In addition, we are facing growing competition from providers offering services using advanced wireless technologies and IP-based networks. We expect market saturation to continue to cause the wireless industry’s customer growth rate to moderate in comparison with historical growth rates, leading to increased competition for customers. Our share of industry sales could be reduced due to aggressive pricing or promotional strategies pursued by competitors. We also expect that our customers’ growing demand for high-speed video and data services will place constraints on our network capacity. These competition and capacity constraints will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to respond will depend, among other things, on continued improvement in network quality and customer service and our ability to price our products and services competitively as well as effective marketing of attractive products and services. These efforts will involve significant expenses and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and service offerings.

Intellectual property rights may be inadequate to take advantage of business opportunities, which may materially adversely affect our operations.

Effective intellectual property protection may not be available in every country where we operate. We may need to spend significant amounts of money to protect our rights. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could materially adversely impact our operations.

Incidents leading to damage to our reputation, and any resulting lawsuits, claims or other legal proceedings, could have a material adverse effect on our business.

We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. We strive to create a culture in which our colleagues act with integrity and respect and feel comfortable speaking up to report instances of misconduct or other concerns. Our ability to attract and retain employees is highly dependent upon our commitment to a diverse and inclusive workplace, ethical business practices and other qualities. Acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Negative public opinion could result from actual or alleged conduct by us or those currently or formerly associated with us, and from any number of activities or circumstances, including operations, employment-related offenses (such as sexual harassment and discrimination), regulatory compliance and actions taken by regulators or others in response to such conduct. Any damage to our reputation or payments of significant amounts, even if reserved, could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows. We currently are, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business based on alleged acts of misconduct by employees. These actions seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, statutory or regulatory claims, negligence or gross negligence, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. The outcome of any allegations, lawsuits, claims or legal proceedings is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business.

Company-Specific Financial Factors:

Customer adoption of new software-based technologies may require higher quality services from us, and meeting these demands could create supply chain issues and could increase capital costs.

The communications industry has experienced rapid changes in the past several years. An increasing number of our customers are using mobile devices as their primary means of viewing video. In addition, businesses and government bodies are broadly shifting to wireless-based services for homes and infrastructure to improve services to their respective customers and constituencies. We have spent, and continue to spend, significant capital to shift our wired network to software-based technology to manage this demand and are expanding 5G wireless technology to address these consumer demands. We are entering into a significant number of software licensing agreements and working with software developers to provide network functions in lieu of installing switches or other physical network equipment in order to respond to rapid developments in wireless demand. While software-based functionality can be changed much more quickly than, for example, physical switches, the rapid pace of development means that we may increasingly need to rely on single-source and software solutions that have not previously been deployed in production environments. Should this software not function as intended or our license agreements provide inadequate protection from intellectual property infringement claims, we could be forced to either substitute (if available) or else spend time to develop alternative technologies at a much higher cost and incur harm to our reputation for reliability, and, as a result, our ability to remain competitive could be materially adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
We depend on various suppliers to provide equipment to operate our business and satisfy customer demand and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. These suppliers could fail to provide equipment on a timely or cost effective basis, or fail to meet our performance expectations, for a number of reasons, including difficulties in obtaining export licenses for certain technologies, inflationary pressures, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability, including the outbreak of war and other hostilities, and public health emergencies such as the COVID-19 pandemic. These factors have caused, and may again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products to the extent that we or our suppliers are impacted. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion, affecting our ability to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier or be unable to meet customer demand for certain products or services. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

Increasing costs to provide services and failure to renew agreements on favorable terms, or at all, could adversely affect operating margins.

Our operating costs, including customer acquisition and retention costs, could continue to put pressure on margins and customer retention levels.

A number of our competitors offering comparable legacy services that rely on alternative technologies and business models are typically subject to less regulation, and therefore are able to operate with lower costs. These competitors generally can focus on discrete customer segments since they do not have regulatory obligations to provide universal service. Also, these competitors have cost advantages compared to us, due in part to operating on newer, more technically advanced and lower-cost networks with a nonunionized workforce, lower employee benefits and fewer retirees. We are transitioning services from our old copper-based network and seeking regulatory approvals, where needed, at both the state and federal levels. If we do not obtain regulatory approvals for our network transition or obtain approvals with onerous conditions, we could experience significant cost and competitive disadvantages.

We may not realize or sustain the expected benefits from our business transformation initiatives and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position.

We have been and will be undertaking certain transformation initiatives, including the WarnerMedia/Discovery Transaction, which are designed to reduce costs, streamline and modernize distribution and customer service, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus, which consist of improving broadband connectivity (for example, fiber and 5G). We also expect these initiatives to drive efficiencies and improved margins. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected.

Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.

We are subject to a number of lawsuits both in the United States and in foreign countries, including, at any particular time, claims relating to antitrust, patent infringement, wage and hour, personal injury, customer privacy violations, regulatory proceedings, breach of contract, and selling and collection practices. We also spend substantial resources complying with various government standards, which may entail related investigations and litigation. In the wireless area, we also face current and potential litigation relating to alleged adverse health effects on customers or employees who use such technologies including, for example, wireless devices. We may incur significant expenses defending such suits or government charges and may be required to pay amounts or otherwise change our operations in ways that could materially adversely affect our operations or financial results.

Cyberattacks impacting our networks or systems may have a material adverse affect on our operations.

Cyberattacks, including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have a material adverse effect on our operations. Cyberattacks can cause equipment or network failures, loss of information, including sensitive personal information of customers or employees or proprietary information, as well as disruptions to our or our customers’, suppliers’ or vendors’ operations, which could result in significant expenses, potential investigations and legal liability, a loss of

AT&T Inc.
Dollars in millions except per share amounts
current or future customers and reputational damage. Our wired network in particular is becoming increasingly reliant on software as it evolves to handle growing demands for video transmission. Cyberattacks against companies, including the Company and its suppliers and vendors, have occurred and will continue to occur and have increased in frequency, scope and potential harm in recent years. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

Natural disasters, extreme weather conditions or terrorist or other hostile acts could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations could be subject to interruption by equipment failures, power outages, terrorist or other hostile acts, and natural disasters, such as flooding, hurricanes and forest fires, whether caused by discrete severe weather events and/or precipitated by long-term climate change. Such events could cause significant damage to the infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations through all such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

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

Our business may be impacted by changes in tax laws and regulations, judicial interpretations of the same or administrative actions by federal, state, local and foreign taxing authorities.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017 and the Inflation Reduction Act of 2022) may be uncertain and subject to differing interpretations, especially when evaluated against ever changing products and services provided by our global telecommunications and technology businesses. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities, and carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

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

If the distribution of WarnerMedia, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes under audit, then we could be subject to significant tax liability.

In connection with the WarnerMedia/Discovery Transaction, AT&T received a favorable Private Letter Ruling from the IRS. Nonetheless, the IRS or another applicable tax authority could determine on audit that the distribution by us of WarnerMedia to our stockholders and certain related transactions should be treated as taxable transactions if it determines that any of the facts, representations or undertakings made in connection with the request for the ruling were incorrect or are violated. We may be entitled to indemnification from Warner Bros. Discovery (Warner Bros.) in the case of certain breaches of representations or undertakings by Warner Bros. under the tax matters agreement related to the WarnerMedia/Discovery Transaction. However, we could potentially be required to pay such tax prior to reimbursement from Warner Bros., and such indemnification is subject to Warner Bros.’ credit risk. If the IRS or another tax authority were to so conclude, there could be a material adverse impact on our business, financial condition, results of operations and cash flows.

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
•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) and legislative efforts involving issues that are important to our business, including, without limitation, pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations and, in particular, siting for 5G service; E911 services; rules concerning digital discrimination; competition policy; privacy; net neutrality; copyright protection; availability of new spectrum on fair and balanced terms; and wireless and satellite license awards and renewals.
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
•U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent, which are complex and rapidly evolving and could result in adverse impacts to our business plans, increased costs, or claims against us that may harm our reputation.
•Our ability to compete in an increasingly competitive industry and against competitors that can offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies and/or government-owned or subsidized networks.
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, workforce shortage, natural disasters, safety issues, vendor fraud, economic and political instability, including the outbreak of war or other hostilities, and public health emergencies.
•The continued development and delivery of attractive and profitable wireless, and broadband offerings and devices; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.
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
•The impact from major equipment or software failures on our networks or cyber incidents; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; or severe weather conditions or other climate related events including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.
•The issuance by the FASB or other accounting oversight bodies of new accounting standards or changes to existing standards.
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

AT&T Inc.
Dollars in millions except per share amounts
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2022, of our total property, plant and equipment, central office equipment represented 30%; outside plant (including cable, wiring and other non-central office network equipment) represented 26%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 25%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 7%.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.
Dollars in millions except per share amounts

Information about our Executive Officers
(As of February 1, 2023)

Name	Age	Position	Held Since

John T. Stankey	60	Chief Executive Officer and President	7/2020
F. Thaddeus Arroyo	59	Chief Strategy and Development Officer	5/2022
Pascal Desroches	58	Senior Executive Vice President and Chief Financial Officer	4/2021
Edward W. Gillespie	61	Senior Executive Vice President - External and Legislative Affairs, AT&T Services, Inc.	4/2020
David S. Huntley	64	Senior Executive Vice President and Chief Compliance Officer	12/2014
Kellyn S. Kenny	45	Chief Marketing and Growth Officer	5/2022
Lori M. Lee	57	Global Marketing Officer and Senior Executive Vice President - International	12/2022
Jeremy Legg	53	Chief Technology Officer, AT&T Services, Inc.	5/2022
David R. McAtee II	54	Senior Executive Vice President and General Counsel	10/2015
Jeffery S. McElfresh	52	Chief Operating Officer	5/2022
Angela R. Santone	51	Senior Executive Vice President - Human Resources	12/2019

The above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. Desroches, Mr. Gillespie, Ms. Kenny, Mr. Legg, and Ms. Santone. Executive officers are not appointed to a fixed term of office.

Mr. Desroches was previously Executive Vice President - Finance of AT&T from November 2020 to March 2021, Executive Vice President and Chief Financial Officer of WarnerMedia from June 2018 to November 2020, and Executive Vice President and Chief Financial Officer of Turner from January 2015 to June 2018.

Mr. Gillespie was previously Managing Director of Sard Verbinnen & Co. from June 2018 to April 2020, Founder and Principal of Ed Gillespie Strategies from February 2009 to December 2016, and Counselor to the President for George W. Bush, Executive Office of the President at The White House, from July 2007 to January 2009.

Ms. Kenny was previously Chief Marketing and Growth Officer, AT&T Communications, LLC from November 2020 to May 2022. Prior to that she was Global Chief Marketing Officer of Hilton Worldwide Holdings from January 2018 to June 2020 and Vice President of Marketing for Uber Technologies from April 2016 to January 2018.

Mr. Legg was previously Chief Technology Officer - AT&T Technology Services of AT&T from June 2020 to April 2022, Chief Technology Officer of WarnerMedia from December 2018 to June 2020, and Chief Technology Officer of Turner from June 2015 to December 2018.

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

AT&T Inc.
Dollars in millions except per share amounts
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “T”. The number of stockholders of record as of December 31, 2022 and 2021 was 784,110 and 817,330. The number of stockholders of record as of February 8, 2023, was 781,511. We declared dividends on common stock, on a quarterly basis, totaling $1.11 per share in 2022 and $2.08 per share in 2021.

STOCK PERFORMANCE GRAPH

The comparison above assumes $100 invested on December 31, 2017, in AT&T common stock and the following Standard & Poor’s (S&P) Indices: S&P 500 Index and S&P 500 Communication Services Index. Total return equals stock price appreciation plus reinvestment of dividends.

AT&T Inc.
Dollars in millions except per share amounts
Our Board of Directors has approved the following authorization to repurchase common stock: March 2014 authorization program for 300 million shares, with 144 million outstanding at December 31, 2022. To implement this authorization, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

Our 2023 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

A summary of our repurchases of common stock during the fourth quarter of 2022 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
October 1, 2022 -
October 31, 2022	400,261	$15.23	—	143,731,972
November 1, 2022 -
November 30, 2022	344,935	$18.41	—	143,731,972
December 1, 2022 -
December 31, 2022	146,267	$19.16	—	143,731,972
Total	891,463	$17.10	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2Of the shares purchased, 891,463 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.
3Of the shares repurchased or transferred, no shares were transferred from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document. AT&T products and services are provided or offered by subsidiaries and affiliates of AT&T Inc. under the AT&T brand and not by AT&T Inc., and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (Notes). Unless otherwise noted, this discussion refers only to our continuing operations and does not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic), which are part of discontinued operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

AT&T Inc.
Dollars in millions except per share amounts
On April 8, 2022, we closed our transaction to combine substantially all of our WarnerMedia segment (WarnerMedia) with a subsidiary of Discovery, Inc (Discovery). Upon the separation and distribution of WarnerMedia, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic. These businesses are reflected in the accompanying financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction. (See Notes 6 and 23)

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. (See Note 6)

We have two reportable segments: Communications and Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. Each segment’s percentage calculation of total segment operating revenue is derived from our segment results table in Note 4. Segment operating income is attributable to our Communications segment due to operating losses in Latin America. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating Revenues
Communications	$117,067	$114,730	$109,965	2.0%	4.3%
Latin America	3,144	2,747	2,562	14.5	7.2
Corporate and Other:
Corporate	530	731	766	(27.5)	(4.6)
Video	—	15,513	28,610	—	(45.8)
Held-for-sale and other reclassifications	—	453	1,414	—	(68.0)
Eliminations and consolidations	—	(136)	(267)	—	49.1
AT&T Operating Revenues	$120,741	$134,038	$143,050	(9.9)%	(6.3)%

Operating Income
Communications	$29,107	$28,393	$29,062	2.5%	(2.3)%
Latin America	(326)	(510)	(587)	36.1	13.1
Segment Operating Income	28,781	27,883	28,475	3.2	(2.1)
Corporate	(2,570)	(1,644)	(1,398)	(56.3)	(17.6)
Video	—	2,491	2,174	—	14.6
Held-for-sale and other reclassifications	—	143	681	—	(79.0)
Reclassification of prior service credits	(2,691)	(2,680)	(2,442)	(0.4)	(9.7)
Certain significant items	(28,107)	(296)	(19,118)	—	98.5
AT&T Operating Income (Loss)	$(4,587)	$25,897	$8,372	—%	—%

The Communications segment accounted for approximately 97% of our 2022 total segment operating revenues compared to 98% in 2021 and accounted for all segment operating income in 2022 and 2021. This segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide our multi-gig services to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment accounted for approximately 3% of our 2022 total segment operating revenues compared to 2% in 2021. This segment provides wireless services and equipment in Mexico.

AT&T Inc.
Dollars in millions except per share amounts
RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the following table. We then discuss factors affecting our overall results from continuing operations. Additional analysis is discussed in our “Segment Results” section. We also discuss our expected revenue and expense trends for 2023 in the “Operating Environment and Trends of the Business” section. Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues
Service	$97,831	$111,565	$124,057	(12.3)%	(10.1)%
Equipment	22,910	22,473	18,993	1.9	18.3
Total Operating Revenues	120,741	134,038	143,050	(9.9)	(6.3)

Operating expenses
Operations and support	79,809	90,076	96,468	(11.4)	(6.6)
Asset impairments and abandonments and restructuring	27,498	213	15,687	—	(98.6)
Depreciation and amortization	18,021	17,852	22,523	0.9	(20.7)
Total Operating Expenses	125,328	108,141	134,678	15.9	(19.7)
Operating Income (Loss)	(4,587)	25,897	8,372	—	—
Interest expense	6,108	6,716	7,727	(9.1)	(13.1)
Equity in net income of affiliates	1,791	603	89	—	—
Other income (expense) – net	5,810	9,387	(1,088)	(38.1)	—
Income (Loss) from Continuing Operations Before Income Taxes	(3,094)	29,171	(354)	—	—
Income (Loss) from Continuing Operations	$(6,874)	$23,776	$(1,522)	—%	—%

OVERVIEW

Operating revenues decreased in 2022 and 2021. The 2022 decline reflects the July 31, 2021 separation of the U.S. video business, other business divestitures that were not included in discontinued operations and lower Business Wireline revenues driven by lower demand for legacy services and product simplification. Partially offsetting declines were higher Mobility service and equipment revenues and, to a lesser extent, gains in broadband service in our Communications segment and growth in Mexico wireless operations.

The 2021 decline reflects the 2021 separation of the U.S. video business and the October 2020 sale of wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands. Also contributing to revenue declines was lower Business Wireline revenues due in part to higher demand for pandemic-related connectivity in the prior year. Partially offsetting declines were higher Mobility equipment and service revenues and gains in broadband service, and growth in Mexico wireless operations including favorable foreign exchange impacts.

Operations and support expenses decreased in 2022 and 2021. The 2022 decline reflects the separation of U.S. video and lower personnel costs associated with ongoing transformation initiatives, partially offset by higher bad debt expense, the elimination of Connect America Fund Phase II (CAF II) government credits and increased wholesale network access charges. Wireless equipment costs were up slightly, with higher sales volumes and the sale of higher-priced smartphones largely offset by lower 3G shutdown costs in 2022. In the first quarter of 2022, we updated the expected economic lives of customer relationships, which extended the amortization period of deferred acquisition and fulfillment costs and reduced expenses approximately $395, with $150 recorded to Mobility, $115 to Business Wireline and $130 to Consumer Wireline.

The 2021 decline reflects our 2021 business divestitures, lower bad debt expense and lower personnel costs associated with our transformation initiatives. Declines were mostly offset by increased domestic wireless equipment expense from higher volumes.

Asset impairments and abandonments and restructuring increased in 2022 and decreased in 2021. The increase in 2022 was primarily due to $24,812 of noncash goodwill impairments associated with our Business Wireline, Consumer Wireline and Mexico reporting units and were driven by higher interest rates consistent with the macroeconomic environment, with secular

AT&T Inc.
Dollars in millions except per share amounts
declines also impacting Business Wireline growth rates (see Note 9). The increase in 2022 also included $1,413 of wireline conduit asset abandonments (see Note 7) and $1,273 of restructuring and other impairment charges due to updated network build plans stemming from spectrum acquired in recent auctions, severance charges associated with transformation initiatives and impairment of personal protective equipment inventory.

Impairment charges in 2021 were lower than 2020, reflecting a fourth-quarter 2020 impairment charge of $15,508 resulting from our assessment of the recoverability of the long-lived assets and goodwill associated with our U.S. video business.

Depreciation and amortization expense increased in 2022 and decreased in 2021.
Depreciation expense increased $218, or 1.2%, in 2022. The increase was primarily due to ongoing capital investment for strategic initiatives such as fiber and network upgrades and expansion, partially offset by higher estimated lives of our fiber assets (see Note 7). Depreciation expense decreased $1,394, or 7.3%, in 2021, primarily due to ceasing depreciation on U.S. video held-for-sale assets.

Amortization expense decreased $49, or 22.5%, in 2022 and $3,277, or 93.8%, in 2021. Lower amortization reflects our accelerated method of amortization of intangible assets from previous acquisitions and ceasing amortization on U.S. video held-for-sale assets in 2021.

Operating income decreased in 2022 and increased in 2021. Our operating margin was (3.8)% in 2022, compared to 19.3% in 2021 and 5.9% in 2020.

Interest expense decreased in 2022 primarily due to lower debt balances and higher capitalized interest associated with spectrum acquisitions, partially offset by higher interest rates. Interest expense decreased in 2021 primarily due to lower interest rates and higher capitalized interest associated with spectrum acquisitions, partially offset by higher debt balances.

Equity in net income of affiliates increased in 2022 and 2021, primarily due to the close of our transaction with TPG related to the U.S. video business, which resulted in our accounting for our investment in DIRECTV under the equity method of accounting beginning August 1, 2021 (see Notes 6, 10 and 19).

Other income (expense) – net decreased in 2022 and increased in 2021. The decrease in 2022 was primarily due to lower actuarial gains ($1,999 in 2022 compared to $4,140 in 2021), lower pension and postretirement benefit credits and lower returns on other benefit-related investments. Pension and postretirement benefit credits decreased as a result of higher assumed discount rates and lower returns on benefit plan assets. Our 2022 benefit expense also includes approximately $280 favorable impact from a retirement benefit plan change, with $230 resulting from prior service credits (approximately $100 for Business Wireline, $80 for Consumer Wireline and $40 for Mobility) (see Note 14).

The increase in 2021 was primarily due to the recognition of $4,140 in actuarial gains, compared to losses of $4,169 in 2020, and the recognition of $1,405 of debt redemption costs in 2020. Also contributing to increased income in 2021 were higher net pension and postretirement benefit credits from higher prior service credit amortization (see Note 14).

Income tax expense decreased in 2022 and increased in 2021. The 2022 decrease was primarily driven by lower income before income tax offset by impairments of goodwill (see Note 9), which are not deductible for tax purposes.

The increase in 2021 was primarily due to increased income before income taxes, offset primarily by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) benefit of U.S. federal Net Operating Loss (NOL) carryback and benefits of divestitures in 2021.
Our effective tax rate was (122.2)% in 2022, 18.5% in 2021, and (329.9)% in 2020. The effective tax rate was impacted by our goodwill impairments associated with our Business Wireline, Consumer Wireline and Mexico reporting units in 2022, and Video goodwill impairment in 2020, which are not deductible for tax purposes.

AT&T Inc.
Dollars in millions except per share amounts
Segment Results Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. We also evaluate segment performance based on EBITDA and/or EBITDA margin, which is defined as operating income excluding depreciation and amortization. EBITDA is used as part of our management reporting and we believe EBITDA to be a relevant and useful measurement to our investors as it measures the cash generation potential of our business units. EBITDA does not give effect to depreciation and amortization expenses incurred in operating income nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

In the first quarter of 2022, we reclassified into “Corporate” certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $270 and $1,310 for full-year 2021 and 2020, respectively. Correspondingly, this recast lowered administrative expenses for the Communications segment, with no change on a consolidated basis.

COMMUNICATIONS SEGMENT				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Segment Operating Revenues
Mobility	$81,780	$78,254	$72,564	4.5%	7.8%
Business Wireline	22,538	23,937	25,083	(5.8)	(4.6)
Consumer Wireline	12,749	12,539	12,318	1.7	1.8
Total Segment Operating Revenues	$117,067	$114,730	$109,965	2.0%	4.3%

Segment Operating Income
Mobility	$24,528	$23,370	$22,801	5.0%	2.5%
Business Wireline	3,252	4,027	4,799	(19.2)	(16.1)
Consumer Wireline	1,327	996	1,462	33.2	(31.9)
Total Segment Operating Income	$29,107	$28,393	$29,062	2.5%	(2.3)%

Selected Subscribers and Connections
				December 31,
(000s)			2022	2021	2020
Mobility subscribers			217,397	201,791	182,558
Total domestic broadband connections			15,386	15,504	15,384
Network access lines in service			5,213	6,177	7,263
U-verse VoIP connections			2,930	3,333	3,816

Operating revenues increased in 2022, driven by increases in our Mobility and Consumer Wireline business units, partially offset by a decrease in our Business Wireline business unit. The increases are primarily driven by wireless service and equipment revenue growth and gains in broadband service. Business Wireline continues to reflect lower demand for legacy services and product simplification.

Operating income increased in 2022 and decreased in 2021. The 2022 operating income reflects an increase in operating income from our Mobility and Consumer Wireline business units, partially offset by declines in our Business Wireline business unit. Our Communications segment operating income margin was 24.9% in 2022, 24.7% in 2021 and 26.4% in 2020.

AT&T Inc.
Dollars in millions except per share amounts
Communications Business Unit Discussion

Mobility Results
				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues
Service	$60,499	$57,590	$55,542	5.1%	3.7%
Equipment	21,281	20,664	17,022	3.0	21.4
Total Operating Revenues	81,780	78,254	72,564	4.5	7.8

Operating expenses
Operations and support	49,054	46,762	41,677	4.9	12.2
Depreciation and amortization	8,198	8,122	8,086	0.9	0.4
Total Operating Expenses	57,252	54,884	49,763	4.3	10.3
Operating Income	$24,528	$23,370	$22,801	5.0%	2.5%

The following tables highlight other key measures of performance for Mobility:

Subscribers
				Percent Change
(in 000s)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Postpaid	84,700	81,534	77,154	3.9%	5.7%
Postpaid phone	69,596	67,260	64,216	3.5	4.7
Prepaid	19,176	19,028	18,102	0.8	5.1
Reseller	6,043	6,113	6,535	(1.1)	(6.5)
Connected devices[1]	107,478	95,116	80,767	13.0	17.8
Total Mobility Subscribers[2]	217,397	201,791	182,558	7.7%	10.5%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at December 31, 2022 excludes the impact of 10,176 subscriber and connected device disconnections resulting from our 3G network shutdown in February 2022. Postpaid disconnections were 897, including 437 phone, 234 prepaid, 749 reseller subscribers, and 8,296 connected devices.

Mobility Net Additions
				Percent Change
(in 000s)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Postpaid Phone Net Additions	2,868	3,196	1,457	(10.3)%		—%
Total Phone Net Additions	3,272	3,850	1,640	(15.0)		—

Postpaid[2]	4,091	4,482	2,183	(8.7)		—
Prepaid	479	956	379	(49.9)		—
Reseller	462	(534)	(449)	—		(18.9)
Connected devices[3]	20,594	14,328	14,785	43.7		(3.1)
Mobility Net Subscriber Additions[1]	25,626	19,232	16,898	33.2%		13.8%

Postpaid Churn[4]	0.97%	0.94%	0.98%	3	BP	(4) BP
Postpaid Phone-Only Churn[4]	0.81%	0.76%	0.79%	5	BP	(3) BP
[1]Excludes migrations and acquisition-related additions during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 203, 28 and (512) for the years ended December 31, 2022, 2021 and 2020, respectively. Wearables and other net adds were 1,020, 1,258 and 1,238 for the years ended December 31, 2022, 2021 and 2020, respectively.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were approximately 9,980, 7,875 and 9,890 for the years ended December 31, 2022, 2021 and 2020, respectively.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period, excluding the impact of disconnections resulting from our 3G network shutdown in February 2022.

AT&T Inc.
Dollars in millions except per share amounts
Service revenue increased during 2022, largely due to growth from subscriber gains and postpaid average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in 2022 and reflects pricing actions, improved international roaming and customers shifting to higher priced unlimited plans, partially offset by the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher in 2022 due to a return to pre-pandemic customer behavior, as well as pricing actions and the resulting increase in both voluntary and involuntary disconnects.

Equipment revenue increased in 2022, primarily driven by a higher volume of devices sold and a mix of higher-priced postpaid smartphones.

Operations and support expenses increased in 2022, largely driven by growth in equipment sales and associated expenses, bad debt expense, higher network costs, the elimination of CAF II government credits, and higher HBO Max licensing fees and FirstNet costs. In the first quarter of 2022, we updated our analysis of economic lives of customer relationships and extended the amortization period of Mobility deferred customer contract costs, which decreased expense approximately $150.

Depreciation expense increased in 2022, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by ceasing use of 3G network assets.

Operating income increased in 2022 and 2021. Our Mobility operating income margin was 30.0% in 2022, 29.9% in 2021 and 31.4% in 2020. Our Mobility EBITDA margin was 40.0% in 2022, 40.2% in 2021 and 42.6% in 2020.

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

Business Wireline Results
				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues
Service	$21,891	$23,224	$24,313	(5.7)%	(4.5)%
Equipment	647	713	770	(9.3)	(7.4)
Total Operating Revenues	22,538	23,937	25,083	(5.8)	(4.6)

Operating expenses
Operations and support	13,972	14,718	15,068	(5.1)	(2.3)
Depreciation and amortization	5,314	5,192	5,216	2.3	(0.5)
Total Operating Expenses	19,286	19,910	20,284	(3.1)	(1.8)
Operating Income	$3,252	$4,027	$4,799	(19.2)%	(16.1)%

Service revenues decreased in 2022, driven by lower demand for legacy voice and data services and product simplification. Also contributing to the decline was lower revenues from the government sector. We expect these trends to continue. Partially offsetting revenue declines was growth in connectivity services and revenues of approximately $200 from intellectual property sales in 2022.

Equipment revenues decreased in 2022, driven by declines in legacy and non-core services which we expect to continue.

AT&T Inc.
Dollars in millions except per share amounts
Operations and support expenses decreased in 2022, primarily due to our continued efforts to drive efficiencies in our network operations through automation, reductions in customer support expenses through digitization and proactive rationalization of low profit margin products, and lower personnel costs associated with ongoing transformation initiatives. Expense declines were also driven by credits from a third-quarter 2022 retirement benefit plan change and lower amortization of deferred fulfillment costs, including our first-quarter 2022 updates to the estimated economic lives of subscribers, which decreased expense approximately $115 in 2022. The declines were partially offset by higher wholesale access network costs. As part of our transformation activities, we expect continued operations and support expense improvements into 2023 as we further size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in 2022, primarily due to ongoing capital investment for strategic initiatives such as fiber and network upgrades and expansion, partially offset by updates to extend the estimated lives of our fiber assets (see Note 7).

Operating income decreased in 2022 and 2021. Our Business Wireline operating income margin was 14.4% in 2022, 16.8% in 2021 and 19.1% in 2020. Our Business Wireline EBITDA margin was 38.0% in 2022, 38.5% in 2021 and 39.9% in 2020.

Consumer Wireline Results
				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues
Broadband	$9,669	$9,085	$8,534	6.4%	6.5%
Legacy voice and data services	1,746	1,977	2,213	(11.7)	(10.7)
Other service and equipment	1,334	1,477	1,571	(9.7)	(6.0)
Total Operating Revenues	12,749	12,539	12,318	1.7	1.8

Operating expenses
Operations and support	8,253	8,448	7,942	(2.3)	6.4
Depreciation and amortization	3,169	3,095	2,914	2.4	6.2
Total Operating Expenses	11,422	11,543	10,856	(1.0)	6.3
Operating Income	$1,327	$996	$1,462	33.2%	(31.9)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
				Percent Change
(in 000s)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Broadband Connections
Total Broadband and DSL Connections	13,991	14,160	14,100	(1.2)%	0.4%
Broadband	13,753	13,845	13,693	(0.7)	1.1
Fiber Broadband Connections	7,215	5,992	4,951	20.4	21.0

Voice Connections
Retail Consumer Switched Access Lines	2,028	2,423	2,862	(16.3)	(15.3)
U-verse Consumer VoIP Connections	2,311	2,736	3,231	(15.5)	(15.3)
Total Retail Consumer Voice Connections	4,339	5,159	6,093	(15.9)%	(15.3)%

AT&T Inc.
Dollars in millions except per share amounts

Broadband Net Additions
				Percent Change
(in 000s)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Total Broadband and DSL Net Additions	(169)	60	(19)	—%	—%
Broadband Net Additions	(92)	152	95	—	60.0
Fiber Broadband Net Additions	1,223	1,041	1,064	17.5%	(2.2)%

Broadband revenues increased in 2022, driven by an increase in fiber customers, which we expect to continue for the foreseeable future as we invest further in building our fiber footprint, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in 2022, reflecting the continued decline in the number of customers, which we expect to continue.

Other service and equipment revenues decreased in 2022, reflecting the continued decline in the number of VoIP customers, which we expect to continue.

Operations and support expenses decreased in 2022, primarily driven by lower network and customer support costs, credits from a third-quarter 2022 retirement benefit plan change and lower HBO Max licensing fees. Also contributing to the decline was lower amortization of deferred fulfillment costs, including our first-quarter 2022 updates to the estimated economic lives of broadband/fiber subscribers, which decreased expenses approximately $130 in 2022. These declines were partially offset by the elimination of CAF II government credits, higher bad debt expense and advertising costs.
Depreciation expense increased in 2022, primarily due to ongoing capital investment for strategic initiatives such as fiber and network upgrades and expansion, partially offset by updates to the estimated lives of our fiber assets (see Note 7).

Operating income increased in 2022 and decreased in 2021. Our Consumer Wireline operating income margin was 10.4% in 2022, 7.9% in 2021 and 11.9% in 2020. Our Consumer Wireline EBITDA margin was 35.3% in 2022, 32.6% in 2021 and 35.5% in 2020.

LATIN AMERICA SEGMENT				Percent Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues
Service	$2,162	$1,834	$1,656	17.9%	10.7%
Equipment	982	913	906	7.6	0.8
Total Operating Revenues	3,144	2,747	2,562	14.5	7.2

Operating expenses
Operations and support	2,812	2,652	2,636	6.0	0.6
Depreciation and amortization	658	605	513	8.8	17.9
Total Operating Expenses	3,470	3,257	3,149	6.5	3.4
Operating Income (Loss)	$(326)	$(510)	$(587)	36.1%	13.1%

AT&T Inc.
Dollars in millions except per share amounts
The following tables highlight other key measures of performance for Mexico:

Subscribers
				Percent Change
(in 000s)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Postpaid	4,925	4,807	4,696	2.5%	2.4%
Prepaid	16,204	15,057	13,758	7.6	9.4
Reseller	474	498	489	(4.8)	1.8
Mexico Wireless Subscribers	21,603	20,362	18,943	6.1%	7.5%

Mexico Wireless Net Additions
				Percent Change
(in 000s)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Postpaid	118	111	(407)	6.3%	—%
Prepaid	1,147	1,299	174	(11.7)	—
Reseller	(24)	9	118	—	(92.4)
Mexico Wireless Net Additions	1,241	1,419	(115)	(12.5)%	—%

Service revenues increased in 2022, reflecting growth in wholesale services, subscribers and ARPU.

Equipment revenues increased in 2022, due to higher equipment sales.

Operations and support expenses increased in 2022, due to higher acquisition costs, bad debt and network expenses. Approximately 5% of Mexico expenses are U.S. dollar-based, with the remainder in the local currency.

Depreciation expense increased in 2022, reflecting higher in-service assets.

Operating income improved in 2022 and 2021. Our Mexico operating income margin was (10.4)% in 2022, (18.6)% in 2021 and (22.9)% in 2020. Our Mexico EBITDA margin was 10.6% in 2022, 3.5% in 2021 and (2.9)% in 2020.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2023 Revenue Trends We expect revenue growth in our wireless and broadband businesses as customers demand instant connectivity and higher speeds made possible by wireless network enhancements through 5G deployment and our fiber network expansion. We believe that our simplified go-to-market strategy for 5G in underpenetrated markets will continue to contribute to wireless subscriber and service revenue growth and that expansion of our fiber footprint and our multi-gig offerings will drive greater demand for broadband services on our fast-growing fiber network.

As we expand our fiber reach, we will be orienting our business portfolio to leverage this opportunity to offset continuing declines in legacy Business Wireline products by growing connectivity with small to mid-sized businesses. We plan to use our strong fiber and wireless assets, broad distribution and converged product offers to strengthen our overall market position. We will continue to rationalize our product portfolio with a longer-term shift of the business to fiber and mobile connectivity, and growth in value-added services.

2023 Expense Trends We expect the spending required to support growth initiatives, primarily our continued deployment of fiber and 5G to pressure expense trends in 2023. To the extent customers further upgrade their handsets in 2023, the expenses associated with those device sales are expected to contribute to higher costs. During 2023, we will also continue to prioritize efficiency, led by our cost transformation initiative. These investments will help prepare us to meet increased customer demand for enhanced wireless and broadband services, including video streaming, augmented reality and “smart” technologies. The software benefits of our 5G wireless technology should result in a more efficient use of capital and lower network-related expenses in the coming years.

We continue to transform our operations to be more efficient and effective. We are restructuring businesses, sunsetting legacy networks, improving customer service and ordering functions through digital transformation, sizing our support costs and staffing with current activity levels, and reassessing overall benefit costs. Cost savings and asset sales align with our focus on debt reduction.

AT&T Inc.
Dollars in millions except per share amounts
Market Conditions The U.S. stock market experienced volatility and contraction in 2022. Several factors, including the continued impact from the global pandemic, have resulted in changes in demand in business communication services. The global pandemic has caused, and could again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products, as well as continued tight labor market and actual or perceived inflation. Most of our products and services are not directly affected by the imposition of tariffs on Chinese goods. However, we expect ongoing pressure on pricing during 2023 as we respond to the geopolitical and macroeconomic environment and our competitive marketplace, especially in wireless services.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. Our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We expect only minimal ERISA contribution requirements to our pension plans for 2023. Investment returns on these assets depend largely on trends in the economy, and a weakness in the equity, fixed income and real asset markets could require us to make future contributions to the pension plans. In addition, our policy of recognizing actuarial gains and losses related to our pension and other postretirement plans in the period in which they arise subjects us to earnings volatility caused by changes in market conditions; however, these actuarial gains and losses do not impact segment performance as they are required to be recorded in “Other income (expense) – net.” Changes in our discount rate, which are tied to changes in the bond market, and changes in the performance of equity markets, may have significant impacts on the valuation of our pension and other postretirement obligations at the end of 2023 (see “Critical Accounting Policies and Estimates”).

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

Internet The FCC currently classifies fixed and mobile consumer broadband services as information services, subject to light-touch regulation. However, some states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC. Suits were filed concerning such laws in California and Vermont. The California suit was dismissed without prejudice on May 4, 2022, and the California statute is now in effect. The litigation challenging the Vermont statute has been stayed pending the Second Circuit’s disposition of an appeal by the State of New York of an order enjoining enforcement of a New York statute regulating broadband rates on the ground that such statute is preempted by federal law. We expect additional states may seek to impose net neutrality requirements in the future.

On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas. NTIA established initial requirements for this program in May 2022 and is expected to announce state grant allocations in 2023. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act, 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T is a participating provider in the ACP program and will consider participating in the deployment program where appropriate. The IIJA includes various provisions that have resulted in FCC proceedings regarding ACP program administration and consumer protection, reform of the existing universal support program, and broadband labeling and equal access.

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

AT&T Inc.
Dollars in millions except per share amounts
Wireless Industry-wide network densification and 5G technology expansion efforts, which are needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment. This increases the importance of local permitting processes that allow for the placement of small cell equipment in the public right-of-way on reasonable timelines and terms. The FCC has adopted multiple Orders streamlining federal, state, and local wireless structure review processes that had the tendency to delay and impede deployment of small cell and related infrastructure used to provide telecommunications and broadband services. During 2020-2021, we have also deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we announced ongoing construction and continuing deployment of 5G on C-band spectrum in 2022 and beyond.

EXPECTED GROWTH AREAS
Over the next few years, we expect our growth to come from wireless and IP-based fiber broadband services. We provide integrated services to diverse groups of customers in the U.S. on an integrated telecommunications network utilizing different technological platforms. In 2023, our key initiatives include:
•Continuing our wireless subscriber momentum and 5G deployment, with expansion of 5G service, including to underpenetrated markets.
•Improving fiber penetration, accelerating subscriber growth and increasing broadband revenues.
•Continuing to drive efficiencies and a competitive advantage through cost transformation initiatives and product simplification.

Wireless We expect to continue to deliver revenue growth in the coming years. We are in a period of rapid growth in wireless video usage and believe that there are substantial opportunities available for next-generation converged services that combine technologies and services. As of December 31, 2022, we served 239 million wireless subscribers in North America, with more than 217 million in the United States.

Our LTE technology covers over 441 million people in North America, and in the United States, we cover all major metropolitan areas and over 337 million people. We also provide 4G coverage using another technology (HSPA+), and when combined with our upgraded backhaul network, we provide enhanced network capabilities and superior mobile broadband speeds for data and video services. In December 2018, we introduced the nation’s first commercial mobile 5G service and expanded that deployment nationwide in July 2020. At December 31, 2022, our network covers more than 285 million people with 5G technology in the United States and North America.

Our networks covering both the U.S. and Mexico have enabled our customers to use wireless services without roaming on other companies’ networks. We believe this seamless access will prove attractive to customers and provide a significant growth opportunity. At December 31, 2022, we provided LTE coverage to over 104 million people in Mexico.

Integration of Data and Broadband Services As the communications industry has evolved into internet-based technologies capable of blending wireline and wireless services, we plan to focus on expanding our wireless network capabilities and provide broadband offerings that allow customers to integrate their home or business fixed services with their mobile service. In January 2022, we launched our multi-gig rollout, which brings the fastest internet to AT&T Fiber customers with symmetrical 2 gig and 5 gig tiers. We will continue to develop and provide unique integrated mobile and broadband/fiber solutions.

REGULATORY DEVELOPMENTS
Set forth below is a summary of the most significant regulatory proceedings that directly affected our operations during 2022. Industry-wide regulatory developments are discussed above in Operating Environment Overview. While these issues may apply only to certain subsidiaries, the words “we,” “AT&T” and “our” are used to simplify the discussion. The following discussions are intended as a condensed summary of the issues rather than as a comprehensive legal analysis and description of all of these specific issues.

International Regulation Our subsidiaries operating outside the United States are subject to the jurisdiction of regulatory authorities in the territories in which the subsidiaries operate. Our licensing, compliance and advocacy initiatives in foreign countries primarily enable the provision of enterprise (i.e., large business) services globally and wireless services in Mexico.

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

AT&T Inc.
Dollars in millions except per share amounts
information services on public safety, the regulation of pole attachments, and universal service support for low-income consumers through the Lifeline program. Because no party sought Supreme Court review of the D.C. Circuit’s decision to uphold the FCC’s classification of broadband as an information service, that decision is final.

In October 2020, the FCC adopted an order addressing the three issues remanded by the D.C. Circuit for further consideration. After considering those issues, the FCC concluded there were no grounds to depart from its determination that fixed and mobile consumer broadband services should be classified as information services. An appeal of the FCC’s remand decision is pending.

Some states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC. Suits were filed concerning such laws in California and Vermont. The California suit was dismissed without prejudice on May 4, 2022, and the California statute is now in effect. The litigation challenging the Vermont statute has been stayed pending the Second Circuit’s disposition of an appeal by the State of New York of an order enjoining enforcement of a New York statute regulating broadband rates on the ground that such statute is preempted by federal law. We expect additional states may seek to impose net neutrality requirements in the future.

On November 15, 2021, President Biden signed the IIJA into law. The legislation appropriates funds to support broadband deployment and adoption. The NTIA is responsible for distributing the majority of these funds primarily through state grants for broadband deployment projects in unserved and underserved areas, and to a lesser extent for middle mile broadband infrastructure, and digital equity programs. On May 13, 2022, NTIA issued three Notices of Funding Opportunity for these initiatives – the Broadband Equity, Access, and Deployment Program, the Enabling Middle Mile Broadband Infrastructure Program, and the State Digital Equity Program. NTIA will continue to administer and implement these programs. The IIJA also appropriated funds for establishment of the ACP, an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program. Qualifying customers can receive reimbursements to assist with their internet bill. AT&T is a participating provider in the ACP program and will consider participating in the deployment program where appropriate. The IIJA includes various provisions that have resulted in FCC proceedings regarding ACP program administration and consumer protection, reform of the existing universal support program, and broadband labeling and equal access.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

Wireless and Broadband In June and November 2020, the FCC issued a Declaratory Ruling clarifying the limits on state and local authority to deny applications to modify existing structures to accommodate wireless facilities. Appeals of the November 2020 order remain pending in the Ninth Circuit Court of Appeals, following multiple requests by the FCC to hold the appeal in abeyance until the Senate confirms a fifth FCC Commissioner. If sustained on appeal, these FCC decisions will remove state and local regulatory barriers and reduce the costs of the infrastructure needed for 5G and FirstNet deployments, which will enhance our ability to place small cell facilities on utility poles, expand existing facilities to accommodate public safety services, and replace legacy facilities and services with advanced broadband infrastructure and services. During 2022, we have also deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we continued deploying 5G nationwide on “low band” spectrum.

In March 2020, the FCC released its order setting rules for certain spectrum bands (C-band) for 5G operations. In that order, the FCC concluded that C-band 5G services that met the agency’s technical limits on power and emissions would not cause harmful interference with aircraft operations. In reliance on that order, AT&T bid a total of $23,406 and was awarded 1,621 C-band licenses, including 40 MHz available for deployment in December 2021, with the remainder available for deployment no later than December 2023. In late 2021, the Federal Aviation Administration (FAA) questioned whether the C-band launch could impact radio altimeter equipment on airplanes, which operate on spectrum bands over 400 MHz away from the spectrum AT&T launched in 2022 and 220 MHz away from spectrum AT&T plans to launch in 2023. In response, to allow the FAA more time to evaluate, AT&T and Verizon delayed their planned December 2021 5G C-band launch by six weeks and voluntarily committed to a series of temporary, precautionary measures, in addition to deferring turning on a limited number of towers around certain airports. These measures have been subsequently modified from time to time. We continue to work with the FAA to reduce the temporary measures with C-band deployments as aircraft equipment is upgraded.

In recent years, the FCC took several actions to make spectrum available for 5G services, including the auction of 280 MHz of mid-band spectrum previously used for satellite service (the “C Band” auction) and 39 GHz band spectrum. AT&T obtained spectrum in these auctions (see “Other Business Matters”). The FCC also made 150 MHz of mid-band CBRS spectrum available, to be shared with Federal incumbents, which enjoy priority. In addition, the FCC recently completed Auction 110, in which AT&T won 40 MHz of 3.45 GHz spectrum nationwide at a cost of $9,079.

AT&T Inc.
Dollars in millions except per share amounts
ACCOUNTING POLICIES AND STANDARDS
Critical Accounting Policies and Estimates Because of the size of the financial statement line items they relate to or the extent of judgment required by our management, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others.

Pension and Postretirement Benefits Our actuarial estimates of retiree benefit expense and the associated significant weighted-average assumptions are discussed in Note 14. Our assumed weighted-average discount rates for both pension and postretirement benefits of 5.20%, at December 31, 2022, reflect the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows for the obligations. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2022, when compared to the year ended December 31, 2021, we increased our pension discount rate by 2.20%, resulting in a decrease in our pension plan benefit obligation of $11,738, and increased our postretirement discount rate by 2.40%, resulting in a decrease in our postretirement benefit obligation of $2,102.

Our expected long-term rate of return was 6.75% on pension plan assets and 4.50% on postretirement plan assets for 2022. We have increased our expected return on plan assets to 7.50% on pension plan assets and 6.50% on postretirement plan assets for 2023, reflecting higher long-term capital market expectations for equities and higher yields for bonds. Our expected return on plan assets is calculated using the actual fair value of plan assets. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2023 combined pension and postretirement cost to increase $201, which under our accounting policy would be adjusted to actual returns in the current year upon remeasurement of our retiree benefit plans.

We recognize gains and losses on pension and postretirement plan assets and obligations immediately in “Other income (expense) – net” in our consolidated statements of income. These gains and losses are generally measured annually as of December 31, and accordingly, will normally be recorded during the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated postretirement benefit obligation and postretirement benefit cost would be affected in future years. See Note 14 for additional discussions regarding our assumptions.

Depreciation Our depreciation of assets, including use of composite group depreciation for certain subsidiaries and estimates of useful lives, is described in Notes 1 and 7.

If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our plant in service would have resulted in a decrease of approximately $2,653 in our 2022 depreciation expense and that a one-year decrease would have resulted in an increase of approximately $3,778 in our 2022 depreciation expense. See Notes 7 and 8 for depreciation and amortization expense applicable to property, plant and equipment, including our finance lease right-of-use assets.

Asset Valuations and Impairments
Goodwill and other indefinite-lived intangible assets are not amortized but tested at least annually on October 1 for impairment. For impairment testing, we estimate fair values using models that predominantly rely on the expected cash flows to be derived from the reporting unit or use of the asset. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the book value may not be recoverable over the remaining life. Inputs underlying the expected cash flows include, but are not limited to, subscriber counts, revenue per user, capital investment and acquisition costs per subscriber, and ongoing operating costs. We based our assumptions on a combination of our historical results, trends, business plans and marketplace participant data.

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

As of October 1, 2022, the calculated fair value of the Mobility reporting unit exceeded its book value and no additional testing was necessary. If either the projected rate of long-term growth of Mobility cash flows or revenues declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair value would still be higher than the book value of the goodwill. In

AT&T Inc.
Dollars in millions except per share amounts
the event of a 10% drop in the fair value of the Mobility reporting unit, the fair value still would have exceeded the book value of the reporting unit.

Our 2022 annual goodwill impairment analysis resulted in noncash impairment charges related to our Business Wireline, Consumer Wireline and Mexico reporting units. The decline in fair values was primarily due to changes in the macroeconomic environment, namely increased weighted-average cost of capital. Also, inflation pressure and lower projected cash flows driven by secular declines, predominantly at Business Wireline, impacted the fair values. Future sustained declines in macroeconomic or business conditions, or higher discount rates or declines in the value of AT&T stock could result in goodwill impairment charges in future periods. A summary of business unit goodwill impairment by segment and sensitivity analysis is as follows:

	Communications		Latin America
	Business	Consumer
	Wireline	Wireline	Mexico
Goodwill as of October 1, 2022:	$17,903	$30,155	$826
Impairment charge	(13,478)	(10,508)	(826)
Remaining Goodwill at December 31, 2022	$4,425	$19,647	$—
Sensitivity analysis, approximate hypothetical impairment charge:
Weighted-average cost of capital increase of 25 BP	$1,200	$2,200	$—
Projected terminal growth rate decline of 25 BP	700	1,400	—
Projected long-term EBITDA margin decline of 100 BP	1,500	1,300	—

U.S. Wireless Licenses
The fair value of U.S. wireless licenses is assessed using a discounted cash flow model (the Greenfield Approach) and a qualitative corroborative market approach based on auction prices, depending upon auction activity. The Greenfield Approach assumes a company initially owns only the wireless licenses and makes investments required to build an operation comparable to current use. These licenses are tested annually for impairment on an aggregated basis, consistent with their use on a national scope for the United States. For impairment testing, we assume subscriber and revenue growth will trend up to projected levels, with a long-term growth rate reflecting expected long-term inflation trends. We assume churn rates will initially exceed our current experience but decline to rates that are in line with industry-leading churn. We used a discount rate of 9.50%, based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity for the licenses, to calculate the present value of the projected cash flows. If either the projected rate of long-term growth of cash flows or revenues declined by 0.5%, or if the discount rate increased by 0.5%, the fair values of these wireless licenses would still be higher than the book value of the licenses. The fair value of these wireless licenses exceeded their book values by more than 10%.

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

Income Taxes Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 13 and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or the final review of our tax returns by federal, state or foreign tax authorities.

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

AT&T Inc.
Dollars in millions except per share amounts
OTHER BUSINESS MATTERS
Spectrum Auctions On January 14, 2022, the FCC announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We received the licenses in May 2022, and classified the auction deposits and related capitalized interest as “Licenses – Net” on our December 31, 2022 consolidated balance sheet.

On February 24, 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments for the clearing of Phase I spectrum and estimate that we will be responsible for an additional $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we are responsible for approximately $1,100 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which we paid $650 in the fourth quarter of 2021 and $98 in the third quarter of 2022.

WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Magallanes, Inc. (Spinco), an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery, Inc. (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter of 2022, assets of approximately $121,100 and liabilities of $70,600 were removed from our balance sheet as well as $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to Section 1.3 of the SDA, which resulted in a $1,200 payment to WBD in the third quarter of 2022 and was reflected in the December 31, 2022 balance sheet as an adjustment to additional paid-in capital. The payment is accounted for as cash used in financing activities in our statement of cash flows in third quarter of 2022. (See Note 6)

AT&T, Spinco and Discovery entered into a Tax Matters Agreement, which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, the preservation of the expected tax-free status of the transactions contemplated by the SDA, and other matters regarding taxes.

Additionally, we entered into an adjusted HBO Max agreement with WBD that provides us with expanded distribution rights and additional flexibility to market and sell the service in a cost-efficient manner. Under the terms of the agreement, beginning June 1, 2022, we are permitted to include HBO Max in our customer offerings in exchange for a licensing fee. Furthermore, AT&T has the right, but not the obligation, to market and distribute HBO Max to its customers in plans, bundles, and promotional offers.

Xandr On June 6, 2022, we completed the sale of the marketplace component of Xandr to Microsoft Corporation. Xandr was reflected in our historical financial statements as discontinued operations. (See Note 6)

Gigapower, LLC On December 22, 2022, we agreed to form Gigapower, LLC (Gigapower), a joint venture with BlackRock Alternatives, to provide a fiber network to Internet service providers and other businesses across the U.S. that serve customers outside of our traditional 21-state wireline footprint. The transaction is subject to customary closing conditions, including regulatory approvals. Upon closing the joint venture, we expect to deconsolidate Gigapower’s operations.

Labor Contracts As of January 31, 2023, we employed approximately 160,700 persons. Approximately 42% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts included the following:
•A contract covering approximately 7,000 Mobility employees in nine states, for which we reached tentative agreement in February 2023.
•A contract covering approximately 400 employees supporting internet-based products is set to expire in July 2023.
•A contract covering approximately 200 Mobility employees in Illinois is set to expire in May 2023.

Inflation Reduction Act The Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted on August 16, 2022. The Inflation Reduction Act imposes a new 15% corporate alternative minimum tax (CAMT) on “applicable corporations” for taxable years beginning after December 31, 2022. The CAMT is imposed to the extent the alternative minimum tax exceeds a company’s regular tax liability. A corporation that pays alternative minimum tax is eligible for a credit against income tax in future years. Subject to future regulatory guidance, we currently do not believe the CAMT will have a material impact on our 2023 tax liability.

AT&T Inc.
Dollars in millions except per share amounts

OECD On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024. There can be no assurance that these new rules will not increase our taxes in these countries and have an adverse impact on our provision for income taxes, when enacted or enforced by participating countries in which we do business.

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

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for the years ended December 31,	2022	2021	2020
Cash provided by operating activities	$35,812	$37,170	$37,484
Cash used in investing activities	(26,899)	(32,489)	(13,447)
Cash (used in) provided by financing activities	(59,564)	1,894	(31,031)

At December 31,	2022	2021
Cash and cash equivalents	$3,701	$19,223
Total debt	135,890	175,631

We had $3,701 in cash and cash equivalents available at December 31, 2022, decreasing $15,522 since December 31, 2021 and returning to historical levels with the close of the WarnerMedia/Discovery transaction. Cash and cash equivalents included cash of $866 and money market funds and other cash equivalents of $2,835. Approximately $1,045 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

In 2022, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, cash received in connection with the separation and distribution of the WarnerMedia business, issuance of commercial paper and long-term debt and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Refer to “Contractual Obligations” discussion below for additional information regarding our cash requirements.

Cash Provided by Operating Activities from Continuing Operations
During 2022, cash provided by operating activities was $35,812 compared to $37,170 in 2021, reflecting the separation of DIRECTV and working capital impacts, including higher payments for wireless devices tied to accelerated subscriber growth.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing was to improve cash from operating activities $851 in 2022 and $25 in 2021. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities from Continuing Operations
During 2022, cash used in investing activities totaled $26,899, consisting primarily of $19,626 (including interest during construction) for capital expenditures, and $10,200 for acquisitions of licenses won in Auction 110 and associated capitalized

AT&T Inc.
Dollars in millions except per share amounts
interest. In 2022, we received a return of investment of $2,649 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. Vendor financing payments were $4,697 in 2022, compared to $4,596 in 2021. Capital expenditures in 2022 were $19,626, and when including $4,697 cash paid for vendor financing, capital investment was $24,323 ($4,182 higher than the prior year).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. In 2022, we placed $5,817 of equipment in service under vendor financing arrangements (compared to $5,282 in 2021) and approximately $320 of assets related to the FirstNet build (compared to $750 in 2021). Total reimbursements from the government for FirstNet were approximately $260 for 2022 and $865 for 2021.

The amount of our capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. Our capital expenditures and vendor financing payments were elevated in 2022, reflecting strategic investments. In 2023, we expect that our capital investment, which includes capital expenditures and cash paid for vendor financing, will be consistent with 2022 levels.

Cash Used in or Provided by Financing Activities from Continuing Operations
In 2022, cash used in financing activities totaled $59,564 and was comprised of debt issuances and repayments, payments of dividends, and vendor financing payments. We also paid approximately $1,211 in cash on the note payable to DIRECTV, with $130 due as of December 31, 2022 (see Note 19).

A tabular summary of our debt activity during 2022 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2022
Net commercial paper borrowings	$1,471	$(5,219)	$(724)	$(1,337)	$(5,809)
Issuance of Notes and Debentures:
Private Financing	$—	$—	$750	$—	$750
2025 Term Loan	—	—	—	2,500	2,500
Other	479	—	—	—	479
Debt Issuances	$479	$—	$750	$2,500	$3,729

Repayments:
2021 Syndicated Term Loan	$—	$(7,350)	$—	$—	$(7,350)
BAML Bilateral Term Loan - Tranche A	—	(1,000)	—	—	(1,000)
Private financing	—	(750)	—	(750)	(1,500)
Repayments of other short-term borrowings	$—	$(9,100)	$—	$(750)	$(9,850)

USD notes[1,2,3]	$(123)	$(18,957)	$—	$(287)	$(19,367)
Euro notes	—	(3,343)	—	—	(3,343)
BAML Bilateral Term Loan - Tranche B	—	(1,000)	—	—	(1,000)
Other	(667)	(123)	(199)	(419)	(1,408)
Repayments of long-term debt	$(790)	$(23,423)	$(199)	$(706)	$(25,118)
1On April 11, 2022, we issued notices for the redemption in full of all of the outstanding approximately $9,042 aggregate principal amount of various global notes due 2022 to 2026 with coupon rates ranging from 2.625% to 4.450% (Make-Whole Notes). The Make-Whole Notes were redeemed on the redemption dates set forth in the notices of redemption, at “make whole” redemption prices calculated as set forth in the respective redemption notices in the second quarter.

[2]Includes $7,954 of cash paid toward the $8,822 aggregate principal amount of various notes that were tendered for cash in May 2022. The notes had interest rates ranging between 3.100% and 8.750% and original maturities ranging from 2026 to 2061.

[3]Includes $287 of principal repayment on a $592 zero coupon note that matured in November 2022. The other $305 was applied to operating cash flows related to interest expense that accreted to the note over its life.

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.1% as of December 31, 2022 and 3.8% as of December 31, 2021. We had $133,207 of total notes and debentures outstanding at December 31, 2022, which included Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt that totaled approximately $35,525.

AT&T Inc.
Dollars in millions except per share amounts
At December 31, 2022, we had $7,467 of debt maturing within one year, consisting of $866 of commercial paper borrowings and $6,601 of long-term debt issuances.
During 2022, we paid $4,697 of cash under our vendor financing program, compared to $4,596 in 2021. Total vendor financing payables included in our December 31, 2022 consolidated balance sheet were $6,147, with $4,592 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At December 31, 2022, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014. During 2022, we repurchased approximately 34 million shares under the March 2014 authorization.

We paid dividends on common shares and preferred shares of $9,859 in 2022, compared with $15,068 in 2021. Dividends on common stock declared by our Board of Directors, on a quarterly basis, totaled $1.11 per share in 2022 and $2.08 per share in 2021. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. On February 1, 2022, we announced that our Board of Directors approved an expected annual dividend level of $1.11 per common share, or approximately $8,000 per year, following the close of the WarnerMedia/Discovery transaction.

In the fourth quarter of 2022, all outstanding AT&T Mobility II LLC (Mobility preferred interests) were put to us (approximately $8,000), with approximately one-third redeemed in the fourth quarter; approximately 107 million interests are expected to be redeemed primarily in October 2023 and 107 million redeemed in October 2024, per the terms of the agreement, unless the interests are called or the puts are accepted by AT&T prior to those dates. With the certainty of redemption, the remaining Mobility preferred interests were reclassified from equity to a liability at fair value, with approximately $2,670 recorded in current as “Accounts payable and accrued liabilities” and $2,670 recorded in “Other noncurrent liabilities.” In the fourth quarter of 2022, we paid approximately $2,600 cash to redeem the Mobility preferred interests put to us on October 24, 2022. (See Note 16)
Our 2023 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt, and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.
Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In November 2022, we terminated one of our revolving credit agreements and amended and restated the other. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2027 (Revolving Credit Agreement). No amounts were outstanding as of December 31, 2022.

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

In November 2022, we entered into and drew on a $2,500 term loan agreement due February 16, 2025 (2025 Term Loan), with Mizuho Bank, Ltd., as agent. As of December 31, 2022, $2,500 was outstanding under this agreement.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating. Our Revolving Credit Agreement and 2025 Term Loan include a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. Other loan agreements include a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter

AT&T Inc.
Dollars in millions except per share amounts
through June 30, 2023 a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of December 31, 2022, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximately $38,800 derivative portfolio, counterparties are still required to post collateral. During 2022, we posted approximately $760 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 12)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At December 31, 2022, our debt ratio was 56.1%, compared to 48.9% at December 31, 2021 and 46.4% at December 31, 2020. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

A significant amount of our cash outflows for continuing operations is related to tax items, acquisition of spectrum through FCC auctions and benefits paid for current and former employees:
•Total taxes incurred, collected and remitted by AT&T during 2022 and 2021, were $16,630 and $17,119. These taxes include income, franchise, property, sales, excise, payroll, gross receipts and various other taxes and fees.
•Total domestic spectrum acquired primarily through FCC auctions, including cash, exchanged spectrum and auction deposits was approximately $10,200 in 2022, $25,400 in 2021 and $2,800 in 2020.
•Total health and welfare benefits provided to certain active and retired employees and their dependents totaled approximately $3,200 in 2022 and $3,390 in 2021, with $788 paid from plan assets in 2022 compared to $1,163 in 2021. Of those benefits, approximately $2,840 related to medical and prescription drug benefits in 2022 compared to $2,990 in 2021. In addition, in 2022, we prefunded $500 for future benefit payments versus $685 in 2021. We paid $5,854 of pension benefits out of plan assets in 2022 compared to $5,942 in 2021.

Contractual Obligations
Our contractual obligations as of December 31, 2022, and the estimated timing of payment, are in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[1]	$147,673	$6,929	$14,898	$14,897	$110,949
Interest payments on long-term debt[2]	101,559	6,062	10,910	9,818	74,769
Purchase obligations[3]	27,015	12,313	11,424	2,457	821
Operating lease obligations[4]	26,468	4,657	7,746	5,132	8,933
FirstNet sustainability payments[5]	17,205	195	390	3,255	13,365
Unrecognized tax benefits[6]	8,323	486	—	—	7,837
Other finance obligations[7]	13,788	5,391	2,830	1,787	3,780
Mobility preferred interests[8]	5,340	2,670	2,670	—	—
Total Contractual Obligations	$347,371	$38,703	$50,868	$37,346	$220,454
1Represents principal or payoff amounts of notes, debentures and credit agreement borrowings at maturity (see Note 11). Foreign debt includes the impact from hedges, when applicable.
2Includes credit agreement borrowings.
3We expect to fund the purchase obligations with cash provided by operations or through incremental borrowings. Consists of commitments primarily related to spectrum acquisitions and other commercial commitments. The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. (See Note 21)
4Represents operating lease payments (see Note 8).
5Represents contractual commitment to make sustainability payments over the 25-year contract. These sustainability payments represent our commitment to fund FirstNet’s operating expenses and future reinvestment in the network, which we own and operate. FirstNet has a statutory requirement to reinvest funds that exceed the agency’s operating expenses, which we anticipate to be $15,000. (See Note 20)
6The noncurrent portion of the UTBs is included in the “More than 5 Years” column, as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time (see Note 13).
7Represents future minimum payments under the Crown Castle and other arrangements (see Note 18), payables subject to extended payment terms (see Note 22), finance lease payments (see Note 8) and note payable to DIRECTV (see Note 19).
8See Note 16.

AT&T Inc.
Dollars in millions except per share amounts
Certain items were excluded from this table because the year of payment is unknown and could not be reliably estimated, we believe the obligations are immaterial, or the settlement of the obligation will not require the use of cash. These items include: deferred income tax liability of $57,032 (see Note 13); net postemployment benefit obligations of $8,433 (including current portion); and other noncurrent liabilities of $11,035.

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

Interest Rate Risk
The majority of our financial instruments are medium- and long-term fixed-rate notes and debentures. Changes in interest rates can lead to significant fluctuations in the fair value of these instruments. The principal amounts by expected maturity, average interest rate and fair value of our liabilities that are exposed to interest rate risk are described in Notes 11 and 12. In managing interest expense, we control our mix of fixed and floating rate debt through term loans, floating rate notes, and interest rate swaps. We have established interest rate risk limits that we closely monitor by measuring interest rate sensitivities in our debt and interest rate derivatives portfolios.

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

We had no interest rate swaps and no interest rate locks at December 31, 2022.

Foreign Exchange Risk
We principally use foreign exchange contracts to hedge costs and debt denominated in foreign currencies. We are also exposed to foreign currency exchange risk through our foreign affiliates and equity investments in foreign companies.

Through cross-currency swaps, most of our foreign-denominated debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance, removing interest rate and foreign currency exchange risk associated with the underlying interest and principal payments. We expect gains or losses in our cross-currency swaps to offset the gains and losses in the financial instruments they hedge. We had cross-currency swaps with a notional value of $38,213 and a fair value of $(5,982) outstanding at December 31, 2022.

For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. We had foreign exchange forward contracts with a notional value of $617 and a fair value of $(23) outstanding at December 31, 2022.

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

AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2022, the company’s internal control over financial reporting is effective based on those criteria.

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

AT&T Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AT&T Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2023 expressed an unqualified opinion thereon.

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

Discount rates used in determining pension and postretirement benefit obligations

Description of the Matter	At December 31, 2022, the Company’s defined benefit pension obligation was $42,828 million and exceeded the fair value of pension plan assets of $40,874 million, resulting in an unfunded benefit obligation of $1,954 million. Additionally, at December 31, 2022, the Company’s postretirement benefit obligation was $7,280 million and exceeded the fair value of postretirement plan assets of $2,160 million, resulting in an unfunded benefit obligation of $5,120 million. As explained in Note 14 to the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event. The Company determines the discount rates used to measure the obligations based on the development of a yield curve using high-quality corporate bonds selected to yield cash flows that correspond to the expected timing and amount of the expected future benefit payments.

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

To test the determination of the discount rate used in the calculation of the defined benefit pension and postretirement benefit obligations, we performed audit procedures that focused on evaluating, with the assistance of our actuarial specialists, the determination of the discount rates, among other procedures. For example, we evaluated the selected yield curve used to determine the discount rates applied in measuring the defined benefit pension and postretirement benefit obligations. As part of this assessment, we considered the credit quality of the corporate bonds that comprised the yield curve and compared the timing and amount of cash flows at maturity with the expected amounts and duration of the related benefit payments.

Evaluation of goodwill for impairment

Description of the Matter	At December 31, 2022, the Company’s goodwill balance was $67,895 million. As discussed in Note 1 to the consolidated financial statements, reporting unit goodwill is tested at least annually for impairment. Estimating fair values in connection with these impairment evaluations involves the utilization of discounted cash flow and market multiple approaches. As described in Note 9 to the consolidated financial statements, impairment charges of $13,478 million in the Business Wireline reporting unit, $10,508 million in the Consumer Wireline reporting unit and $826 million in the Mexico reporting unit were recorded during the year.

Auditing management’s annual goodwill impairment test for the Consumer Wireline and Business Wireline reporting units was complex because the estimation of fair values involves subjective management assumptions, such as projected terminal growth rates, projected long-term EBITDA margins, and weighted average cost of capital, and complex valuation methodologies, such as the discounted cash flow and market multiple approaches. Assumptions used in these valuation models are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over the Company’s impairment evaluation processes. Our procedures included testing controls over management’s review of the valuation models and its determination of the significant assumptions described above.

Our audit procedures to test management’s impairment evaluations included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. For example, we compared the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in evaluating the methodologies and auditing the assumptions used to calculate the estimated fair values of the Company’s reporting units.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Dallas, Texas
February 13, 2023

AT&T Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on Internal Control Over Financial Reporting
We have audited AT&T Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AT&T Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 13, 2023

AT&T Inc.
Dollars in millions except per share amounts
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
	2022	2021	2020
Operating Revenues
Service	$97,831	$111,565	$124,057
Equipment	22,910	22,473	18,993
Total operating revenues	120,741	134,038	143,050

Operating Expenses
Cost of revenues
Equipment	24,009	23,685	19,585
Broadcast, programming and operations	—	8,106	16,077
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	26,839	28,616	29,989
Selling, general and administrative	28,961	29,669	30,817
Asset impairments and abandonments and restructuring	27,498	213	15,687
Depreciation and amortization	18,021	17,852	22,523
Total operating expenses	125,328	108,141	134,678
Operating Income (Loss)	(4,587)	25,897	8,372

Other Income (Expense)
Interest expense	(6,108)	(6,716)	(7,727)
Equity in net income of affiliates	1,791	603	89
Other income (expense) – net	5,810	9,387	(1,088)
Total other income (expense)	1,493	3,274	(8,726)
Income (Loss) from Continuing Operations Before Income Taxes	(3,094)	29,171	(354)
Income tax expense on continuing operations	3,780	5,395	1,168
Income (Loss) from Continuing Operations	(6,874)	23,776	(1,522)
Loss from discontinued operations, net of tax	(181)	(2,297)	(2,299)
Net Income (Loss)	(7,055)	21,479	(3,821)
Less: Net Income Attributable to Noncontrolling Interest	(1,469)	(1,398)	(1,355)
Net Income (Loss) Attributable to AT&T	$(8,524)	$20,081	$(5,176)
Less: Preferred Stock Dividends	(203)	(207)	(193)
Net Income (Loss) Attributable to Common Stock	$(8,727)	$19,874	$(5,369)
Basic Earnings (Loss) Per Share from continuing operations	$(1.10)	$3.07	$(0.45)
Basic Loss Per Share from discontinued operations	$(0.03)	$(0.30)	$(0.30)
Basic Earnings (Loss) Per Share Attributable to Common Stock	$(1.13)	$2.77	$(0.75)
Diluted Earnings (Loss) Per Share from continuing operations	$(1.10)	$3.02	$(0.45)
Diluted Loss Per Share from discontinued operations	$(0.03)	$(0.29)	$(0.30)
Diluted Earnings (Loss) Per Share Attributable to Common Stock	$(1.13)	$2.73	$(0.75)
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Comprehensive Income
	2022	2021	2020

Net income (loss)	$(7,055)	$21,479	$(3,821)
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment (includes $0, $(2) and $(59) attributable to noncontrolling interest), net of taxes of $90, $(44) and $(42)	346	(127)	(929)
Reclassification adjustment included in net income (loss), net of taxes of $0, $204 and $0	—	2,087	—
Distributions of WarnerMedia, net of taxes of $(38), $0 and $0	(182)	—	—
Securities:
Net unrealized gains (losses), net of taxes of $(49), $(21) and $27	(143)	(63)	78
Reclassification adjustment included in net income (loss), net of taxes of $3, $(1) and $(5)	8	(3)	(15)
Derivative Instruments:
Net unrealized gains (losses), net of taxes of $(183), $(192) and $(212)	(648)	(715)	(811)
Reclassification adjustment included in net income (loss), net of taxes of $25, $19 and $18	96	72	69
Distributions of WarnerMedia, net of taxes of $(12), $0 and $0	(24)	—	—
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $583, $(8) and $735	1,787	(34)	2,250
Amortization of net prior service credit included in net income (loss), net of taxes of $(663), $(660) and $(601)	(2,028)	(2,020)	(1,841)
Distributions of WarnerMedia, net of taxes of $5, $0 and $0	25	—	—
Other comprehensive income (loss)	(763)	(803)	(1,199)
Total comprehensive income (loss)	(7,818)	20,676	(5,020)
Less: Total comprehensive income attributable to noncontrolling interest	(1,469)	(1,396)	(1,296)
Total Comprehensive Income (Loss) Attributable to AT&T	$(9,287)	$19,280	$(6,316)
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Balance Sheets
	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$3,701	$19,223
Accounts receivable – net of related allowance for credit loss of $588 and $658	11,466	12,313
Inventories	3,123	3,325
Prepaid and other current assets	14,818	16,131
Assets from discontinued operations	—	119,776
Total current assets	33,108	170,768
Property, Plant and Equipment – Net	127,445	121,649
Goodwill – Net	67,895	92,740
Licenses – Net	124,092	113,830
Other Intangible Assets – Net	5,354	5,391
Investments in and Advances to Equity Affiliates	3,533	6,168
Operating Lease Right-Of-Use Assets	21,814	21,824
Other Assets	19,612	19,252
Total Assets	$402,853	$551,622
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$7,467	$24,620
Note payable to DIRECTV	130	1,245
Accounts payable and accrued liabilities	42,644	39,095
Advanced billings and customer deposits	3,918	3,966
Dividends payable	2,014	3,749
Liabilities from discontinued operations	—	33,555
Total current liabilities	56,173	106,230
Long-Term Debt	128,423	151,011
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	57,032	53,767
Postemployment benefit obligation	7,260	12,560
Operating lease liabilities	18,659	18,956
Other noncurrent liabilities	28,849	25,243
Total deferred credits and other noncurrent liabilities	111,800	110,526
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at December 31, 2022 and December 31, 2021):
Series A (48,000 issued and outstanding at December 31, 2022 and December 31, 2021)	—	—
Series B (20,000 issued and outstanding at December 31, 2022 and December 31, 2021)	—	—
Series C (70,000 issued and outstanding at December 31, 2022 and December 31, 2021)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at December 31, 2022 and December 31, 2021: issued 7,620,748,598 at December 31, 2022 and December 31, 2021)	7,621	7,621
Additional paid-in capital	123,610	130,112
Retained (deficit) earnings	(19,415)	42,350
Treasury stock (493,156,816 at December 31, 2022 and 479,684,705 at December 31, 2021, at cost)	(17,082)	(17,280)
Accumulated other comprehensive income	2,766	3,529
Noncontrolling interest	8,957	17,523
Total stockholders’ equity	106,457	183,855
Total Liabilities and Stockholders’ Equity	$402,853	$551,622
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Cash Flows
	2022	2021	2020
Operating Activities
Income (loss) from continuing operations	$(6,874)	$23,776	$(1,522)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	18,021	17,852	22,523
Provision for uncollectible accounts	1,865	1,241	1,798
Deferred income tax expense	2,975	7,412	2,145
Net (gain) loss on investments, net of impairments	381	(369)	(970)
Pension and postretirement benefit expense (credit)	(3,237)	(3,857)	(2,992)
Actuarial (gain) loss on pension and postretirement benefits	(1,999)	(4,143)	4,169
Asset impairments and abandonments and restructuring	27,498	213	15,687
Changes in operating assets and liabilities:
Receivables	727	(1,125)	1,079
Other current assets	(674)	(1,288)	(2,138)
Accounts payable and other accrued liabilities	(1,109)	(1,570)	(1,895)
Equipment installment receivables and related sales	154	(271)	(1,428)
Deferred customer contract acquisition and fulfillment costs	(947)	18	382
Postretirement claims and contributions	(823)	(822)	(985)
Other – net	(146)	103	1,631
Total adjustments	42,686	13,394	39,006
Net Cash Provided by Operating Activities from Continuing Operations	35,812	37,170	37,484
Investing Activities
Capital expenditures	(19,626)	(15,545)	(14,690)
Acquisitions, net of cash acquired	(10,200)	(25,453)	(1,625)
Dispositions	199	7,136	2,472
Distributions from DIRECTV in excess of cumulative equity in earnings	2,649	1,323	—
Other – net	79	50	396
Net Cash Used in Investing Activities from Continuing Operations	(26,899)	(32,489)	(13,447)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(519)	1,316	(17)
Issuance of other short-term borrowings	3,955	21,856	9,440
Repayment of other short-term borrowings	(18,345)	(7,510)	(9,467)
Issuance of long-term debt	2,979	9,931	31,988
Repayment of long-term debt	(25,118)	(3,039)	(39,062)
Note payable to DIRECTV, net of payments	(1,211)	1,341	—
Payment of vendor financing	(4,697)	(4,596)	(2,966)
Issuance of preferred stock	—	—	3,869
Purchase of treasury stock	(890)	(202)	(5,498)
Issuance of treasury stock	28	96	105
Issuance of preferred interests in subsidiaries	—	—	1,979
Redemption of preferred interest in subsidiary	(2,665)	—	(1,950)
Dividends paid	(9,859)	(15,068)	(14,956)
Other – net	(3,222)	(2,231)	(4,496)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(59,564)	1,894	(31,031)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(50,651)	6,575	(6,994)
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	(3,789)	4,788	5,645
Cash provided by (used in) investing activities	1,094	399	(102)
Cash provided by (used in) financing activities	35,823	(316)	(974)
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	33,128	4,871	4,569
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,523)	11,446	(2,425)
Cash and cash equivalents and restricted cash beginning of year	21,316	9,870	12,295
Cash and Cash Equivalents and Restricted Cash End of Year	$3,793	$21,316	$9,870
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock – Series A
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series B
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series C
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$130,112		$130,175		$126,279
Distribution of WarnerMedia		(6,832)		—		—
Repurchase and acquisition of common stock		—		—		67
Issuance of preferred stock		—		—		3,869
Issuance of treasury stock		(171)		(76)		(62)
Share-based payments		(162)		13		18
Acquisition or reclassification of interests held by noncontrolling owners		663		—		4
Balance at end of year		$123,610		$130,112		$130,175
Retained (Deficit) Earnings
Balance at beginning of year		$42,350		$37,457		$57,936
Cumulative effect of accounting changes and other adjustments		—		—		(293)
Adjusted beginning balance		42,350		37,457		57,643
Net income (loss) attributable to AT&T		(8,524)		20,081		(5,176)
Distribution of WarnerMedia		(45,041)		—		—
Preferred stock dividends		(207)		(224)		(139)
Common stock dividends ($1.11, $2.08 and $2.08 per share)		(7,993)		(14,964)		(14,871)
Balance at end of year		$(19,415)		$42,350		$37,457
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity - continued
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(480)	$(17,280)	(495)	$(17,910)	(366)	$(13,085)
Repurchase and acquisition of common stock	(44)	(890)	(8)	(237)	(150)	(5,631)
Issuance of treasury stock	31	1,088	23	867	21	806
Balance at end of year	(493)	$(17,082)	(480)	$(17,280)	(495)	$(17,910)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$3,529		$4,330		$5,470
Other comprehensive income (loss) attributable to AT&T		(763)		(801)		(1,140)
Balance at end of year		$2,766		$3,529		$4,330
Noncontrolling Interest
Balance at beginning of year		$17,523		$17,567		$17,713
Cumulative effect of accounting changes and other adjustments		—		—		(7)
Adjusted beginning balance		17,523		17,567		17,706
Net income attributable to noncontrolling interest		1,469		1,398		1,355
Issuance and acquisition (disposition) of noncontrolling owners		(21)		7		1,979
Redemption of noncontrolling interest		(2,665)		—		(1,950)
Reclassification of noncontrolling interest		(5,997)		—		—
Distributions		(1,352)		(1,447)		(1,464)
Translation adjustments attributable to noncontrolling interest, net of taxes		—		(2)		(59)
Balance at end of year		$8,957		$17,523		$17,567
Total Stockholders’ Equity at beginning of year		$183,855		$179,240		$201,934
Total Stockholders’ Equity at end of year		$106,457		$183,855		$179,240
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

On April 8, 2022, we completed the separation of our WarnerMedia business, which represented substantially all of our WarnerMedia segment, in a Reverse Morris Trust transaction, under which Magallanes, Inc. (Spinco), a formerly wholly-owned subsidiary of AT&T that held the WarnerMedia business, was distributed to AT&T stockholders via a pro rata dividend, followed by the combination of Spinco with a subsidiary of Discovery, Inc. (Discovery), which was renamed Warner Bros. Discovery, Inc. (WBD). (See Note 6)

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in the accompanying financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction. (See Notes 6 and 23)

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated and deconsolidated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method (see Notes 6, 10 and 19).

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including other estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Moreover, unfavorable changes in market conditions, including interest rates, could adversely impact those estimates and result in asset impairments. Certain prior-period amounts have been conformed to the current period’s presentation. Unless otherwise noted, the information in Notes 1 through 22 and 24 refer only to our continuing operations and do not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic, which are part of discontinued operations.

Adopted and New Accounting Standards

Convertible Instruments Beginning with 2022 interim reporting, we adopted, through retrospective application, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. While our intent is to settle the Series A Cumulative Perpetual Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) in cash, settlement of this instrument in AT&T shares would result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period (see Note 16).

AT&T Inc.
Dollars in millions except per share amounts

The following table presents the impact of the adoption of ASU 2020-06 on our diluted earnings per share from continuing operations:

	Historical Accounting Method	Effect of Adoption of ASU 2020-06[1]	Under ASU 2020-06

Diluted earnings per share from continuing operations:

Year ended December 31, 2022	$(1.10)	$—	$(1.10)
Year ended December 31, 2021	$3.07	$(0.05)	$3.02
Year ended December 31, 2020	$(0.45)	$—	$(0.45)
[1]See Note 2 for a discussion of the numerator and denominator adjustments.

Reference Rate Reform In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04, as amended), which provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. ASU 2020-04 applies to contracts, hedging relationships, certain derivatives and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2024. ASU 2020-04, as amended, became effective immediately. We do not believe our adoption of ASU 2020-04, including optional expedients, will materially impact our financial statements.

Government Assistance In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10), which requires annual disclosures (e.g., terms and conditions, accounting treatment, impacted financial statement lines), in the notes to the financial statements, about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. We adopted ASU 2021-10 effective for the annual reporting period ended December 31, 2022, as required, under prospective application, with no required updates to our disclosures.

Credit Losses As of January 1, 2020, we adopted, through modified retrospective application, ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or Accounting Standards Codification (ASC) 326 (ASC 326), which replaces the incurred loss impairment methodology under prior GAAP with an expected credit loss model. ASC 326 affects trade receivables, loans, contract assets, certain beneficial interests, off-balance-sheet credit exposures not accounted for as insurance and other financial assets that are not subject to fair value through net income, as defined by the standard. Under the expected credit loss model, we are required to consider future economic trends to estimate expected credit losses over the lifetime of the asset. Upon adoption on January 1, 2020, we recorded a $293 reduction to “Retained earnings,” $395 increase to “Allowances for credit losses” applicable to our trade and loan receivables, $10 reduction of contract assets, $105 reduction of net deferred income tax liability and $7 reduction of “Noncontrolling interest.” Our adoption of ASC 326 did not have a material impact on our financial statements.

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

Accounting Policies

Income Taxes We record deferred income taxes for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the computed tax basis of those assets and liabilities. We record valuation allowances against the deferred tax assets (included, together with our deferred income tax assets, as part of our reportable net

AT&T Inc.
Dollars in millions except per share amounts
deferred income tax liabilities on our consolidated balance sheets), for which the realization is uncertain. We review these items regularly in light of changes in federal, state and foreign tax laws and changes in our business.

As of January 1, 2021, we adopted, with modified retrospective application, the FASB’s ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplified income tax accounting requirements in areas deemed costly and complex. ASU 2019-12 did not have a material impact on our financial statements.

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying amounts approximate fair value. At December 31, 2022, we held $866 in cash and $2,835 in money market funds and other cash equivalents. Of our total cash and cash equivalents, $1,045 resided in foreign jurisdictions, some of which is subject to restrictions on repatriation.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Goodwill, FCC wireless licenses and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment (see Note 9). The testing is performed on the value as of October 1 each year and compares the book values of the assets to their fair values. Goodwill is tested by comparing the carrying amount of each reporting unit, deemed to be our principal operating segments or one level below them, to the fair value using both discounted cash flow as well as market multiple approaches. FCC wireless licenses are tested on an aggregate basis, consistent with our use of the licenses on a national scope, using a discounted cash flow approach. Trade names are tested by comparing their book values to their fair values calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to each brand name.

Intangible assets that have finite useful lives are amortized over their estimated economic lives (see Note 9). Customer lists and relationships are amortized using primarily the sum-of-the-months-digits method of amortization over the period in which those relationships are expected to contribute to our future cash flows. Finite-lived trademarks and trade names are amortized using the straight-line method over the estimated useful life of the assets. The remaining finite-lived intangible assets are generally amortized using the straight-line method. These assets, along with other long-lived assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

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

We hedge a portion of the foreign currency exchange risk involved in certain foreign currency-denominated transactions, which we explain further in our discussion of our methods of managing our foreign currency risk (see Note 12).

Pension and Other Postretirement Benefits See Note 14 for a comprehensive discussion of our pension and postretirement benefits, including a discussion of the actuarial assumptions, our policy for recognizing the associated gains and losses and our method used to estimate service and interest cost components.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

Year Ended December 31,	2022	2021	2020
Numerators
Numerator for basic earnings per share:
Income (loss) from continuing operations, net of tax	$(6,874)	$23,776	$(1,522)
Net income from continuing operations attributable to noncontrolling interests	(1,469)	(1,485)	(1,470)
Preferred Stock Dividends	(203)	(207)	(193)
Income (loss) from continuing operations attributable to common stock	(8,546)	22,084	(3,185)
Adjustment to carrying value of noncontrolling interest	663	—	—
Numerator for basic earnings per share from continuing operations[1]	(7,883)	22,084	(3,185)
Loss from discontinued operations, net of tax	(181)	(2,297)	(2,299)
Loss from discontinued operations attributable to noncontrolling interests	—	87	115
Loss from discontinued operations attributable to common stock	(181)	(2,210)	(2,184)
Numerator for basic earnings per share[1]	$(8,064)	$19,874	$(5,369)
Dilutive potential common shares:
Mobility preferred interests[2]	526	560	560
Share-based payment[2]	17	22	23
Numerator for diluted earnings per share	$(7,521)	$20,456	$(4,786)
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,166	7,168	7,157
Dilutive potential common shares:
Mobility preferred interests (in shares)	378	304	283
Share-based payment (in shares)	43	31	26
Denominator for diluted earnings per share[2]	7,587	7,503	7,466
[1]For 2022, in the calculation of basic earnings per share, income (loss) attributable to common stock for continuing operations and total company has been increased by $663 from adjustment to carrying value of noncontrolling interest. (See Note 16)

[2]For 2022 and 2020, dilutive potential common shares are not included in the computation of diluted earnings per share because their effect is antidilutive as a result of the net loss.

Upon the adoption of ASU 2020-06 in the first quarter of 2022, the ability to settle our Mobility preferred interests in stock is reflected in our diluted earnings per share calculation, unless the effect is antidilutive. While our intent is to settle the Mobility preferred interests in cash, the ability to settle this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period. The numerator includes an adjustment to add back to income from continuing operations the earned distributions on the Mobility preferred interests, included in net income attributable to noncontrolling interest, and the denominator includes the potential issuance of AT&T common stock to settle the Mobility preferred interests outstanding. (See Notes 1 and 16)

AT&T Inc.
Dollars in millions except per share amounts
NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income (loss) before reclassifications	(870)		78		(811)		2,250		647
Amounts reclassified from accumulated OCI	—	1	(15)	1	69	2	(1,841)	3	(1,787)
Net other comprehensive income (loss)	(870)		63		(742)		409		(1,140)
Balance as of December 31, 2020	(3,926)		111		(779)		8,924		4,330
Other comprehensive income (loss) before reclassifications	(125)		(63)		(715)		(34)		(937)
Amounts reclassified from accumulated OCI	2,087	1,4	(3)	1	72	2	(2,020)	3	136
Net other comprehensive income (loss)	1,962		(66)		(643)		(2,054)		(801)
Balance as of December 31, 2021	(1,964)		45		(1,422)		6,870		3,529
Other comprehensive income (loss) before reclassifications	346		(143)		(648)		1,787		1,342
Amounts reclassified from accumulated OCI	—	1	8	1	96	2	(2,028)	3	(1,924)
Distribution of WarnerMedia	(182)		—		(24)		25		(181)
Net other comprehensive income (loss)	164		(135)		(576)		(216)		(763)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
[1](Gains) losses are included in “Other income (expense) – net” in the consolidated statements of income.
[2](Gains) losses are primarily included in “Interest expense” in the consolidated statements of income (see Note 12).
[3]The amortization of prior service credits associated with postretirement benefits is included in “Other income (expense) – net” in the consolidated statements of income (see Note 14).
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

We also evaluate segment and business unit performance based on EBITDA and/or EBITDA margin, which is defined as operating income excluding depreciation and amortization. EBITDA is used as part of our management reporting and we believe EBITDA to be a relevant and useful measurement to our investors as it measures the cash generation potential of our business units. EBITDA does not give effect to depreciation and amortization expenses incurred in operating income nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenue.

AT&T Inc.
Dollars in millions except per share amounts

In the first quarter of 2022, we reclassified into “Corporate” certain administrative costs borne by AT&T where the business units do not influence decision making to conform with the current period presentation. This recast increased Corporate operations and support expenses by approximately $270 and $1,310 for full-year 2021 and 2020, respectively. Correspondingly, this recast lowered administrative expenses for the Communications segment and Video (our former U.S. video operations contributed to DIRECTV in July 2021), with no change on a consolidated basis.

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
•Consumer Wireline provides broadband services, including fiber connections that provide our multi-gig services to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

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
•Securitization fees associated with our sales of receivables (see Note 17).
•Value portfolio, which are businesses no longer integral to our operations or which we no longer actively market.

Other items consist of:
•Video, which includes our former U.S. video operations that were contributed to DIRECTV on July 31, 2021, and our share of DIRECTV’s earnings as equity in net income of affiliates (see Note 19).
•Held-for-sale and other reclassifications, which includes our former Crunchyroll, Government Solutions and wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands.
•Reclassification of prior service credits, which includes the reclassification of prior service credit amortization, where we present the impact of benefit plan amendments in our business unit results. Prior service credit amortization is presented in “Other income (expense) – net” in the consolidated statements of income and therefore has no impact on consolidated operating income or EBITDA.
•Certain significant items, which includes items associated with the merger and integration of acquired or divested businesses, including amortization of intangible assets, employee separation charges associated with voluntary and/or strategic offers, asset impairments and abandonments and restructuring, and other items for which the segments are not being evaluated.
•Eliminations and consolidations, removed transactions involving dealings between Mobility and our Video business, prior to the July 31, 2021 separation of Video.
“Interest expense” and “Other income (expense) – net” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$81,780	$49,054	$32,726	$8,198	$24,528
Business Wireline	22,538	13,972	8,566	5,314	3,252
Consumer Wireline	12,749	8,253	4,496	3,169	1,327
Total Communications	117,067	71,279	45,788	16,681	29,107
Latin America - Mexico	3,144	2,812	332	658	(326)
Segment Total	120,211	74,091	46,120	17,339	28,781
Corporate and Other
Corporate:
DTV-related retained costs	8	737	(729)	549	(1,278)
Parent administration support	(32)	1,199	(1,231)	16	(1,247)
Securitization fees	65	419	(354)	—	(354)
Value portfolio	489	139	350	41	309
Total Corporate	530	2,494	(1,964)	606	(2,570)
Reclassification of prior service credits	—	2,691	(2,691)	—	(2,691)
Certain significant items	—	28,031	(28,031)	76	(28,107)
Total Corporate and Other	530	33,216	(32,686)	682	(33,368)
AT&T Inc.	$120,741	$107,307	$13,434	$18,021	$(4,587)

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$78,254	$46,762	$31,492	$8,122	$23,370
Business Wireline	23,937	14,718	9,219	5,192	4,027
Consumer Wireline	12,539	8,448	4,091	3,095	996
Total Communications	114,730	69,928	44,802	16,409	28,393
Latin America - Mexico	2,747	2,652	95	605	(510)
Segment Total	117,477	72,580	44,897	17,014	27,883
Corporate and Other
Corporate:
DTV-related retained costs	49	243	(194)	236	(430)
Parent administration support	(18)	1,523	(1,541)	36	(1,577)
Securitization fees	61	89	(28)	—	(28)
Value portfolio	639	208	431	40	391
Total Corporate	731	2,063	(1,332)	312	(1,644)
Video	15,513	12,666	2,847	356	2,491
Held-for-sale and other reclassifications	453	310	143	—	143
Reclassification of prior service credits	—	2,680	(2,680)	—	(2,680)
Certain significant items	—	126	(126)	170	(296)
Eliminations and consolidations	(136)	(136)	—	—	—
Total Corporate and Other	16,561	17,709	(1,148)	838	(1,986)
AT&T Inc.	$134,038	$90,289	$43,749	$17,852	$25,897

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$72,564	$41,677	$30,887	$8,086	$22,801
Business Wireline	25,083	15,068	10,015	5,216	4,799
Consumer Wireline	12,318	7,942	4,376	2,914	1,462
Total Communications	109,965	64,687	45,278	16,216	29,062
Latin America - Mexico	2,562	2,636	(74)	513	(587)
Segment Total	112,527	67,323	45,204	16,729	28,475
Corporate and Other
Corporate:
Parent administration support	(62)	1,681	(1,743)	12	(1,755)
Securitization fees	53	72	(19)	—	(19)
Value portfolio	775	335	440	64	376
Total Corporate	766	2,088	(1,322)	76	(1,398)
Video	28,610	24,174	4,436	2,262	2,174
Held-for-sale and other reclassifications	1,414	718	696	15	681
Reclassification of prior service credits	—	2,442	(2,442)	—	(2,442)
Certain significant items	—	15,677	(15,677)	3,441	(19,118)
Eliminations and consolidations	(267)	(267)	—	—	—
Total Corporate and Other	30,523	44,832	(14,309)	5,794	(20,103)
AT&T Inc.	$143,050	$112,155	$30,895	$22,523	$8,372

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of operating income (loss) to “Income (Loss) from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	2022	2021	2020
Communications	$29,107	$28,393	$29,062
Latin America	(326)	(510)	(587)
Segment Operating Income	28,781	27,883	28,475
Reconciling Items:
Corporate	(2,570)	(1,644)	(1,398)
Video	—	2,491	2,174
Held-for-sale and other reclassifications	—	143	681
Transaction and other costs	(425)	(41)	(1,064)
Amortization of intangibles acquired	(76)	(170)	(3,427)
Asset impairments and abandonments and restructuring	(27,498)	(213)	(15,687)
Gain on spectrum transaction[1]	—	—	900
Benefit-related gains (losses)	(108)	128	160
Reclassification of prior service credits	(2,691)	(2,680)	(2,442)
AT&T Operating Income (Loss)	(4,587)	25,897	8,372
Interest Expense	6,108	6,716	7,727
Equity in net income of affiliates	1,791	603	89
Other income (expense) – net	5,810	9,387	(1,088)
Income (Loss) from Continuing Operations Before Income Taxes	$(3,094)	$29,171	$(354)
[1]Included as a reduction of “Selling, general and administrative” expense in the consolidated statements of income.

The following table sets forth revenues earned from customers, and property, plant and equipment located in different geographic areas:

	2022		2021		2020
	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment
United States	$116,006	$123,305	$129,157	$117,690	$138,188	$116,926
Mexico	3,210	3,718	2,824	3,460	2,651	3,528
Asia/Pacific Rim	592	124	747	136	816	170
Europe	584	201	907	249	1,022	347
Latin America	217	74	251	82	212	94
Other	132	23	152	32	161	39
Total	$120,741	$127,445	$134,038	$121,649	$143,050	$121,104

AT&T Inc.
Dollars in millions except per share amounts
The following table presents assets, investments in equity affiliates and capital expenditures by segment:

At or for the years ended December 31,	2022			2021
	Assets	Investments in Equity Method Investees	Capital Expenditures	Assets	Investments in Equity Method Investees	Capital Expenditures
Communications	$471,444	$—	$18,962	$448,757	$—	$14,691
Latin America	8,408	—	360	8,874	—	319
Corporate and eliminations[1]	(76,999)	3,533	304	93,991	6,168	535
Total	$402,853	$3,533	$19,626	$551,622	$6,168	$15,545
[1]Includes $119,776 of assets from discontinued operations at December 31, 2021.

NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. No customer accounted for more than 10% of consolidated revenues in 2022, 2021 or 2020.

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

Revenue recognized from fixed term contracts that bundle services and/or equipment is allocated based on the standalone selling price of all required performance obligations of the contract (i.e., each item included in the bundle). Promotional discounts are attributed to each required component of the arrangement, resulting in recognition over the contract term. Standalone selling prices are determined by assessing prices paid for service-only contracts (e.g., arrangements where customers bring their own devices) and standalone device pricing.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Revenue Categories

The following tables set forth reported revenue by category and by business unit:

For the year ended December 31, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$60,499	$—	$—	$2,162	$13	$—	$62,674
Business service	—	21,891	—	—	—	—	21,891
Broadband	—	—	9,669	—	—	—	9,669
Legacy voice and data	—	—	1,746	—	323	—	2,069
Other	—	—	1,334	—	194	—	1,528
Total Service	60,499	21,891	12,749	2,162	530	—	97,831
Equipment	21,281	647	—	982	—	—	22,910
Total	$81,780	$22,538	$12,749	$3,144	$530	$—	$120,741

For the year ended December 31, 2021
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$57,590	$—	$—	$1,834	$74	$—	$59,498
Video service	—	—	—	—	15,423	—	15,423
Business service	—	23,224	—	—	70	—	23,294
Broadband	—	—	9,085	—	—	—	9,085
Legacy voice and data	—	—	1,977	—	429	—	2,406
Other	—	—	1,384	—	611	(136)	1,859
Total Service	57,590	23,224	12,446	1,834	16,607	(136)	111,565
Equipment	20,664	713	93	913	90	—	22,473
Total	$78,254	$23,937	$12,539	$2,747	$16,697	$(136)	$134,038

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2020
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$55,542	$—	$—	$1,656	$528	$—	$57,726
Video service	—	—	—	—	28,465	—	28,465
Business service	—	24,313	—	—	314	—	24,627
Broadband	—	—	8,534	—	—	—	8,534
Legacy voice and data	—	—	2,213	—	554	—	2,767
Other	—	—	1,564	—	641	(267)	1,938
Total Service	55,542	24,313	12,311	1,656	30,502	(267)	124,057
Equipment	17,022	770	7	906	288	—	18,993
Total	$72,564	$25,083	$12,318	$2,562	$30,790	$(267)	$143,050

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our Mobility, Business Wireline and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

During the first quarter of 2022, we updated our analysis of expected economic lives of customer relationships. As of January 1, 2022, we extended the amortization period for deferred acquisition and fulfillment contract costs within Mobility, Consumer Wireline and Business Wireline to better reflect the estimated economic lives of the relationships. These changes in accounting estimate decreased other cost of revenues approximately $395, or $0.04 per diluted share from continuing operations for the year ended December 31, 2022.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2022	2021
Deferred Acquisition Costs
Prepaid and other current assets	$2,893	$2,551
Other Assets	3,913	3,247
Total deferred customer contract acquisition costs	$6,806	$5,798

Deferred Fulfillment Costs
Prepaid and other current assets	$2,481	$2,600
Other Assets	4,206	4,148
Total deferred customer contract fulfillment costs	$6,687	$6,748

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the years ended December 31:

Consolidated Statements of Income	2022	2021[1]
Deferred acquisition cost amortization	$2,935	$2,965
Deferred fulfillment cost amortization	2,688	4,014
[1]Includes deferred acquisition amortization of $409 and deferred fulfillment cost amortization of $1,162 from our separated Video business for the year ended December 31, 2021.

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

The following table presents contract assets and liabilities on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2022	2021
Contract asset	$5,512	$4,389
Current portion in “Prepaid and other current assets”	2,941	2,582
Contract liability	4,170	4,133
Current portion in “Advanced billings and customer deposits”	3,816	3,776

Our contract asset balance in 2022 reflects increased promotional equipment sales in our wireless business. We expect the amortization of these promotional costs to flatten in 2023.

Our beginning of period contract liabilities recorded as customer contract revenue during 2022 was $3,795.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $35,800, of which we expect to recognize approximately 76% by the end of 2024, with the balance recognized thereafter.

NOTE 6. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Spectrum Auctions On January 14, 2022, the Federal Communications Commission (FCC) announced that we were the winning bidder for 1,624 3.45 GHz licenses in Auction 110. We provided the FCC an upfront deposit of $123 in the third quarter of 2021 and paid the remaining $8,956 in the first quarter of 2022, for a total of $9,079. We funded the purchase price using cash and short-term investments. We received the licenses in May 2022 and classified the auction deposits and related capitalized interest as “Licenses – Net” on our December 31, 2022 consolidated balance sheet.

In February 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments upon clearing of Phase I spectrum and estimate that we will pay $2,112 upon clearing of Phase II spectrum, expected by the end of 2023. Additionally, we are responsible for approximately $1,100 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which we paid $650 in the fourth quarter of 2021 and $98 in the third quarter of 2022. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

AT&T Inc.
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

Upon close of the transaction in the third quarter of 2021, we received approximately $7,170 in cash from DIRECTV ($7,600, net of $430 cash on hand) and transferred $195 of DIRECTV debt. Approximately $1,800 of the cash received is reported as cash received from financing activities in our consolidated statement of cash flows, as it relates to a note payable to DIRECTV, for which payment is tied to our agreement to cover net losses under the remaining term of the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract (see Note 19). The remainder of the net proceeds is reported as cash from investing activities. This transaction did not result in a material gain or loss.

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

Operations in Puerto Rico On October 31, 2020, we completed the sale of our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands for approximately $1,950 and recorded a pre-tax loss of $82. The proceeds were used to redeem $1,950 of cumulative preferred interests in a subsidiary that held notes secured by the proceeds of this sale.

AT&T Inc.
Dollars in millions except per share amounts

Dispositions Reflected as Discontinued Operations

WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Spinco, an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery, Inc (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter of 2022, assets of approximately $121,100 and liabilities of $70,600 were removed from our balance sheet as well as $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to Section 1.3 of the SDA, which resulted in a $1,200 payment to WBD in the third quarter of 2022 and was reflected in the balance sheet as an adjustment to additional paid-in capital. (See Note 23)

AT&T, Spinco and Discovery entered into a Tax Matters Agreement, which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, the preservation of the expected tax-free status of the transactions contemplated by the SDA, and other matters regarding taxes.

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

Playdemic Ltd. On September 20, 2021, we sold WarnerMedia’s mobile games app studio, Playdemic for approximately $1,370 in cash and recognized a pre-tax gain of $706 in “Other income (expense) – net,” on our consolidated statement of income. Approximately $600 of goodwill was removed related to this business.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Lives (years)	2022	2021
Land	-	$1,381	$1,401
Buildings and improvements	2-44	38,751	38,204
Central office equipment[1]	3-10	98,468	97,070
Cable, wiring and conduit	15-50	84,447	79,961
Satellites	14-17	103	103
Other equipment	3-20	81,658	85,929
Software	3-7	17,640	16,520
Under construction	-	7,182	5,425
		329,630	324,613
Accumulated depreciation and amortization		202,185	202,964
Property, plant and equipment – net		$127,445	$121,649
[1] Includes certain network software.
Our depreciation expense was $17,852 in 2022, $17,634 in 2021, and $19,028 in 2020. Depreciation expense included amortization of software totaling $2,972 in 2022, $2,909 in 2021 and $3,343 in 2020.

In December 2022, we recorded a noncash pre-tax charge of $1,413 to abandon conduits that will not be utilized to support future network activity. The abandonment was considered outside the ordinary course of business.

During the first quarter of 2022, we updated our analysis of economic lives of AT&T owned fiber network assets. As of January 1, 2022, we extended the estimated economic life and depreciation period of such costs to better reflect the physical life of the assets that we had been experiencing and absence of technological changes that would replace fiber as the best broadband technology in the industry. The change in accounting estimate decreased depreciation expense $280, or $0.03 per diluted share from continuing operations for the year ended December 31, 2022.

In December 2020, we reassessed our grouping of long-lived assets and identified certain impairment indicators, requiring us to evaluate the recoverability of the long-lived assets of our former Video business. Based on this evaluation, we determined that these assets were not fully recoverable and recognized pre-tax impairment charges totaling $7,255, of which $1,681 related to property, plant and equipment, including satellites. The reduced carrying amounts of the impaired assets became their new cost basis.

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

AT&T Inc.
Dollars in millions except per share amounts
The components of lease expense were as follows:

	2022	2021	2020
Operating lease cost	$5,437	$5,363	$5,331
Finance lease cost:
Amortization of right-of-use assets	$204	$179	$185
Interest on lease obligation	159	145	133
Total finance lease cost	$363	$324	$318

The following table provides supplemental cash flows information related to leases:

	2022	2021	2020
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$4,679	$4,580	$4,496

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	3,751	3,396	4,057

The following tables set forth supplemental balance sheet information related to leases at December 31:

	2022	2021
Operating Leases
Operating lease right-of-use assets	$21,814	$21,824

Accounts payable and accrued liabilities	$3,547	$3,393
Operating lease obligation	18,659	18,956
Total operating lease obligation	$22,206	$22,349

Finance Leases
Property, plant and equipment, at cost	$2,770	$2,494
Accumulated depreciation and amortization	(1,224)	(1,053)
Property, plant and equipment – net	$1,546	$1,441

Current portion of long-term debt	$170	$127
Long-term debt	1,647	1,442
Total finance lease obligation	$1,817	$1,569

	2022	2021
Weighted-Average Remaining Lease Term (years)
Operating leases	8.1	8.2
Finance leases	7.9	8.9

Weighted-Average Discount Rate
Operating leases	3.7%	3.7%
Finance leases	8.0%	8.2%

AT&T Inc.
Dollars in millions except per share amounts
The following table provides the expected future minimum maturities of lease obligations:

At December 31, 2022	Operating Leases	Finance Leases
2023	$4,657	$315
2024	4,203	306
2025	3,543	315
2026	2,830	291
2027	2,302	290
Thereafter	8,933	1,032
Total lease payments	26,468	2,549
Less: imputed interest	(4,262)	(732)
Total	$22,206	$1,817

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment at a reporting unit level, which is deemed to be our principal operating segments or one level below. With our annual impairment testing as of October 1, 2022, the calculated fair value of the Mobility reporting unit exceeded its book value; we recorded noncash impairment charges of $13,478 in our Business Wireline reporting unit, $10,508 in our Consumer Wireline reporting unit and $826 in our Mexico reporting unit. The decline in fair values was primarily due to changes in the macroeconomic environment, namely increased weighted-average cost of capital. Also, inflation pressure and lower projected cash flows driven by secular declines, predominantly at Business Wireline, impacted the fair values. A combination of discounted cash flow and market multiple approaches was used to determine the fair values. In the Communications segment, if all other assumptions were to remain unchanged, we expect the impairment charge would increase by approximately $3,400 if the weighted average cost of capital increased by 25 basis points, or $2,100 if the projected terminal growth rate declined by 25 basis points, or $2,800 if the projected long-term EBITDA margin declined 100 basis points.

Changes to our goodwill in 2022 primarily resulted from noncash impairments. Changes to our goodwill in 2021 primarily resulted from the sale of our Government Solutions business.

At December 31, 2022, our Communications segment has three reporting units: Mobility, Business Wireline and Consumer Wireline. The reporting unit is deemed to be the operating segment for Latin America.

The following table sets forth the changes in the carrying amounts of goodwill by operating segment:

	2022				2021
	Balance at Jan. 1	Impairments	Dispositions, currency exchange and other	Balance at Dec. 31	Balance at Jan. 1	Dispositions, currency exchange and other	Balance at Dec. 31
Communications
Goodwill	$91,924	$—	$(43)	$91,881	$91,976	$(52)	$91,924
Impairments	—	(23,986)	—	(23,986)	—	—	—
Net goodwill	91,924	(23,986)	(43)	67,895	91,976	(52)	91,924
Latin America	816	(826)	10	—	836	(20)	816
Total	$92,740	$(24,812)	$(33)	$67,895	$92,812	$(72)	$92,740

We review amortizing intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group.

Indefinite-lived wireless licenses increased in 2022 primarily due to recent auction activity and $1,120 of capitalized interest (see Note 6).

In 2021, as a result of the separation of our U.S. video business (see Note 6), we removed $5,798 of orbital slot licenses and $1,585 of customer lists that were transferred to DIRECTV. Indefinite-lived wireless licenses increased in 2021 primarily due to auction activity, compensable relocation and incentive payments, and capitalized interest (see Notes 6 and 22).

AT&T Inc.
Dollars in millions except per share amounts
Our other intangible assets at December 31 are summarized as follows:

	2022				2021
Other Intangible Assets	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Amortized intangible assets:
Wireless licenses	21.6 years	$3,045	$425	$(297)	$3,083	$307	$(440)
Trademarks and trade names	15.0 years	26	11	(6)	27	11	(7)
Customer lists and relationships	12.6 years	413	304	(75)	577	429	(98)
Other	8.5 years	304	234	—	349	258	—
Total	21.1 years	$3,788	$974	$(378)	$4,036	$1,005	$(545)

Indefinite-lived intangible assets not subject to amortization:

Wireless licenses	$121,769	$111,494
Trade names	5,241	5,241
Total	$127,010	$116,735

Amortized intangible assets are definite-life assets, and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for definite-life intangible assets was $169 for the year ended December 31, 2022, $218 for the year ended December 31, 2021 (reflecting the separation of our U.S. video business) and $3,495 for the year ended December 31, 2020. Estimated amortization expense for the next five years is: $161 for 2023, $154 for 2024, $142 for 2025, $142 for 2026 and $142 for 2027.

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

Our investments in equity affiliates at December 31, 2022 primarily included our interests in DIRECTV and SKY Mexico.

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

The ownership interests in DIRECTV, based on seniority are as follows:
•Preferred units with distribution rights of $1,800 held by TPG, which were fully distributed in 2021.
•Junior preferred units with distribution rights of $4,250 held by AT&T, of which $702 of distribution rights remain as of December 31, 2022.
•Distribution preference associated with Common units of $4,200 held by AT&T.
•Common units, with 70% held by AT&T and 30% held by TPG.
The initial fair value of the equity considerations on July 31, 2021 was $6,852, which was determined using a discounted cash flow model reflecting distribution rights and preference of the individual instruments. During 2022 and 2021, we recognized $1,808 and $619 of equity in net income of affiliates and received total distributions of $4,457 and $1,942, respectively, from DIRECTV. The book value of our investment in DIRECTV was $2,911 and $5,539 at December 31, 2022 and 2021.
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
The following table presents summarized financial information for DIRECTV and our other equity method investments, consisting primarily of SKY Mexico and certain sports-related programming investments, at December 31, or for the year then ended:

	2022	2021	2020
Income Statements[1]
Operating revenues	$25,794	$12,220	$1,282
Operating income	3,175	1,179	157
Net income	2,581	938	91

Balance Sheets
Current assets	4,240	5,295
Noncurrent assets	14,211	17,022
Current liabilities	6,681	7,191
Noncurrent liabilities	7,951	8,614
[1]Does not include DIRECTV for periods prior to August 1, 2021.

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of our investments in equity affiliates as presented on our consolidated balance sheets:

	2022	2021
Beginning of year	$6,168	$742
Additional investments	3	—
Receipt of equity interest in DIRECTV	—	6,852
Distributions from DIRECTV in excess of cumulative equity in earnings	(2,649)	(1,323)
Other capital distributions	—	(6)
Dividends and distributions of cumulative earnings received	(1,815)	(701)
Equity in net income of affiliates	1,791	603
Currency translation adjustments	25	(14)
Other adjustments	10	15
End of year	$3,533	$6,168

NOTE 11. DEBT

Long-term debt of AT&T and its subsidiaries, including interest rates and maturities, is summarized as follows at December 31:

						2022	2021
Notes and debentures
Interest Rates[1]			Maturities
0.00%	-	2.99%	2022	-	2039	$24,603	$31,612
3.00%	-	4.99%	2022	-	2061	91,201	107,635
5.00%	-	6.99%	2022	-	2095	20,083	23,023
7.00%	-	12.00%	2022	-	2097	4,884	5,056
Credit agreement borrowings						2,500	10,400
Fair value of interest rate swaps recorded in debt						13	16
						143,284	177,742
Unamortized (discount) premium – net						(9,650)	(9,758)
Unamortized issuance costs						(427)	(508)
Total notes and debentures						133,207	167,476
Finance lease obligations						1,817	1,569
Total long-term debt, including current maturities						135,024	169,045
Current maturities of long-term debt						(6,601)	(7,934)
Current maturities of credit agreement borrowings						—	(10,100)
Total long-term debt						$128,423	$151,011
[1]Foreign debt includes the impact from hedges, when applicable.

We had outstanding Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, and Swiss franc denominated debt of approximately $35,525 and $41,063 at December 31, 2022 and 2021, respectively.

The weighted-average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.1% as of December 31, 2022 and 3.8% as of December 31, 2021.

Debt maturing within one year consisted of the following at December 31:

	2022	2021
Current maturities of long-term debt	$6,601	$7,934
Commercial paper	866	6,586
Credit agreement borrowings	—	10,100
Total	$7,467	$24,620

AT&T Inc.
Dollars in millions except per share amounts
Financing Activities
During 2022, we received net proceeds of $479 on the issuance of $479 in long-term debt and proceeds of $3,250 on the issuance of credit agreement borrowings in various markets, with an average weighted maturity of approximately 2.0 years and a weighted average interest rate of 5.2%. We repaid $34,835 of long-term debt and credit agreement borrowings with a weighted average interest rate of 3.1%. Our debt activity during 2022 primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2022
Net commercial paper borrowings	$1,471	$(5,219)	$(724)	$(1,337)	$(5,809)
Issuance of Notes and Debentures:
Private Financing	$—	$—	$750	$—	$750
2025 Term Loan	—	—	—	2,500	2,500
Other	479	—	—	—	479
Debt Issuances	$479	$—	$750	$2,500	$3,729

Repayments:
2021 Syndicated Term Loan	$—	$(7,350)	$—	$—	$(7,350)
BAML Bilateral Term Loan – Tranche A	—	(1,000)	—	—	(1,000)
Private financing	—	(750)	—	(750)	(1,500)
Repayment of other short-term borrowings	$—	$(9,100)	$—	$(750)	$(9,850)

USD notes[1,2,3]	$(123)	$(18,957)	$—	$(287)	$(19,367)
Euro notes	—	(3,343)	—	—	(3,343)
BAML Bilateral Term Loan – Tranche B	—	(1,000)	—	—	(1,000)
Other	(667)	(123)	(199)	(419)	(1,408)
Repayments of long-term debt	$(790)	$(23,423)	$(199)	$(706)	$(25,118)
1On April 11, 2022, we issued notices for the redemption in full of all of the outstanding approximately $9,042 aggregate principal amount of various global notes due 2022 to 2026 with coupon rates ranging from 2.625% to 4.450% (Make-Whole Notes). The Make-Whole Notes were redeemed on the redemption dates set forth in the notices of redemption, at “make whole” redemption prices calculated as set forth in the respective redemption notices in the second quarter.

[2]Includes $7,954 of cash paid toward the $8,822 aggregate principal amount of various notes that were tendered for cash in May 2022. The notes had interest rates ranging between 3.100% and 8.750% and original maturities ranging from 2026 to 2061.

[3]Includes $287 of principal repayment on a $592 zero coupon note that matured in November 2022. The other $305 was applied to operating cash flows related to interest expense that accreted to the note over its life.

As of December 31, 2022 and 2021, we were in compliance with all covenants and conditions of instruments governing our debt. Substantially all of our outstanding long-term debt is unsecured. Maturities of outstanding long-term notes and debentures, as of December 31, 2022, and the corresponding weighted-average interest rate scheduled for repayment are as follows:

	2023	2024	2025	2026	2027	Thereafter
Debt repayments[1]	$6,929	$8,950	$5,948	$8,619	$6,278	$110,949
Weighted-average interest rate [2]	3.7%	4.1%	5.5%	3.1%	3.7%	4.2%
[1]Debt repayments represent maturity value. Foreign debt includes the impact from hedges, when applicable. Includes credit agreement borrowings.
[2]Includes credit agreement borrowings.

Credit Facilities
General
On January 29, 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. On March 23, 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments was terminated. In the first quarter of 2022, the maturity date of the 2021 Syndicated Term Loan was extended to December 31, 2022. On April 13, 2022, the 2021 Syndicated Term Loan was paid off and terminated.

AT&T Inc.
Dollars in millions except per share amounts
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

In November 2022, we entered into and drew on a $2,500 term loan agreement due February 16, 2025 (2025 Term Loan), with Mizuho Bank, Ltd., as agent. As of December 31, 2022, $2,500 was outstanding under this agreement.

Revolving Credit Agreements
In November 2022, we terminated one of our revolving credit agreements and amended and restated the other. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2027 (Revolving Credit Agreement). No amounts were outstanding as of December 31, 2022.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating. Our Revolving Credit Agreement and 2025 Term Loan include a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. Other loan agreements include a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023 a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter.

The events of default are customary for agreements of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase each agreement’s relevant Applicable Margin by 2.00% per annum.

The obligations of the lenders under the Revolving Credit Agreement to provide advances will terminate on November 18, 2027, unless the commitments are terminated in whole prior to that date. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the Revolving Credit Agreement.

The Revolving Credit Agreement provides that we and lenders representing more than 50% of the facility amount may agree to extend their commitments under the credit agreement for two one-year periods beyond the initial termination date. We have the right to terminate, in whole or in part, amounts committed by the lenders under the credit agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated.

Advances under the Revolving Credit Agreement would bear interest, at our option, either:
•at a variable annual rate equal to: (1) the highest of (but not less than zero) (a) the rate of interest announced publicly by Citibank in New York, New York, from time to time, as Citibank’s base rate, (b) 0.5% per annum above the federal funds rate, and (c) the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) for a period of one month plus a credit spread adjustment of 0.10% plus 1.00%, plus (2) an applicable margin, as set forth in the credit agreement (the “Applicable Margin for Base Advances”); or
•at a rate equal to: (i) Term SOFR for a period of one, three or six months, as applicable, plus (ii) a credit spread adjustment of 0.10% plus (iii) an applicable margin, as set forth in the Revolving Credit Agreement (the “Applicable Margin for Benchmark Rate Advances”).

We pay a facility fee of 0.060%, 0.070%, 0.080% or 0.100% per annum of the amount of the lender commitments, depending on AT&T’s credit rating.

NOTE 12. FAIR VALUE MEASUREMENTS AND DISCLOSURE

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

AT&T Inc.
Dollars in millions except per share amounts
instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2021.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$133,207	$122,524	$167,476	$193,068
Commercial paper	866	866	6,586	6,586
Investment securities[2]	2,692	2,692	3,214	3,214
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of December 31, 2022 and December 31, 2021. Derivatives designated as hedging instruments are reflected as “Other Assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$995	$—	$—	$995
International equities	198	—	—	198
Fixed income equities	189	—	—	189
Available-for-Sale Debt Securities	—	1,132	—	1,132
Asset Derivatives
Cross-currency swaps	—	28	—	28
Liability Derivatives
Cross-currency swaps	—	(6,010)	—	(6,010)
Foreign exchange contracts	—	(23)	—	(23)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,213	$—	$—	$1,213
International equities	221	—	—	221
Fixed income equities	219	—	—	219
Available-for-Sale Debt Securities	—	1,380	—	1,380
Asset Derivatives
Cross-currency swaps	—	211	—	211
Liability Derivatives
Cross-currency swaps	—	(3,170)	—	(3,170)

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

AT&T Inc.
Dollars in millions except per share amounts
any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. Investments in debt securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The components comprising total gains and losses in the period on equity securities are as follows:

For the years ended December 31,	2022	2021	2020
Total gains (losses) recognized on equity securities	$(309)	$293	$171
Gains (Losses) recognized on equity securities sold	(80)	(5)	(25)
Unrealized gains (losses) recognized on equity securities held at end of period	$(229)	$298	$196

At December 31, 2022, available-for-sale debt securities totaling $1,132 have maturities as follows - less than one year: $38; one to three years: $158; three to five years: $170; five or more years: $766.

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

We also designate most of our cross-currency swaps and foreign exchange contracts as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign denominated debt. For cross-currency hedges, we have elected to exclude the change in fair value of the swap related to both time value and cross-currency basis spread from the assessment of hedge effectiveness. For foreign exchange contracts, we have elected to exclude the change in fair value of forward points from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the years ended December 31, 2022 and 2021, no ineffectiveness was measured on fair value hedges.

Cash Flow Hedging We designated some of our cross-currency swaps as cash flow hedges to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from our foreign-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated interest rate to a fixed U.S. dollar denominated interest rate.

On September 30, 2022, we de-designated most of our cross-currency swaps from cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in accumulated other comprehensive loss related to cash flow hedges on the de-designation date was $1,857. The amount will be reclassified to earnings when the hedged item is recognized in earnings or

AT&T Inc.
Dollars in millions except per share amounts
when it becomes probable that the forecasted transactions will not occur. The election of fair value hedge designation for cross-currency swaps does not have an impact on our financial results.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At December 31, 2022, we had posted collateral of $886 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s, before the final collateral exchange in December, we would have been required to post additional collateral of $42. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $5,728. At December 31, 2021, we had posted collateral of $135 (a deposit asset) and held collateral of $7 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions at December 31:

	2022	2021
Cross-currency swaps	$38,213	$40,737
Foreign exchange contracts	617	—
Total	$38,830	$40,737

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships
For the years ended December 31,	2022	2021	2020
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(3)	$(4)	$(6)
Gain (Loss) on long-term debt	3	4	6
Cross-currency swaps:
Gain (Loss) on cross-currency swaps	2,195	(91)	—
Gain (Loss) on long-term debt	(2,195)	91	—
Gain (Loss) recognized in accumulated OCI	297	(17)	—
Foreign exchange contracts:
Gain (Loss) on foreign exchange contracts	(12)	—	—
Gain (Loss) on long-term debt	12	—	—
Gain (Loss) recognized in accumulated OCI	(12)	—	—

AT&T Inc.
Dollars in millions except per share amounts
In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

Cash Flow Hedging Relationships
For the years ended December 31,	2022	2021	2020
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(1,119)	$(873)	$(378)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	3	(17)	3
Other income (expense) – net reclassified from accumulated OCI into income	1	1	(3)
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	—	—	(648)
Interest income (expense) reclassified from accumulated OCI into income	(65)	(92)	(84)
Other income (expense) reclassified from accumulated OCI into income	(45)	—	—
Distribution of WarnerMedia	(12)	—	—

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements. The implied fair values of the Business Wireline, Consumer Wireline and Mexico reporting units and the former U.S. video business were estimated using both the discounted cash flow as well as market multiple approaches (see Note 9). The inputs to these models are considered Level 3.

NOTE 13. INCOME TAXES

Significant components of our deferred tax liabilities (assets) are as follows at December 31:

	2022	2021
Depreciation and amortization	$36,570	$35,894
Licenses and nonamortizable intangibles	19,339	15,573
Employee benefits	(2,251)	(3,178)
Deferred fulfillment costs	1,989	1,797
Equity in partnership	3,284	3,285
Net operating loss and other carryforwards	(5,817)	(6,109)
Other – net	(343)	2,153
Subtotal	52,771	49,415
Deferred tax assets valuation allowance	4,175	4,343
Net deferred tax liabilities	$56,946	$53,758

Noncurrent deferred tax liabilities	$57,032	$53,767
Less: Noncurrent deferred tax assets	(86)	(9)
Net deferred tax liabilities	$56,946	$53,758

At December 31, 2022, we had combined net operating and capital loss carryforwards (tax effected) for federal income tax purposes of $892, state of $747 and foreign of $2,441, expiring through 2042. Additionally, we had federal credit carryforwards of $293 and state credit carryforwards of $1,444, expiring primarily through 2042.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowances at December 31, 2022 and 2021 related primarily to state and foreign net operating losses and state credit carryforwards.

We consider post-1986 unremitted foreign earnings subjected to the one-time transition tax not to be indefinitely reinvested as such earnings can be repatriated without any significant incremental tax costs. We consider other types of unremitted foreign earnings to be indefinitely reinvested. U.S. income and foreign withholding taxes have not been recorded on temporary

AT&T Inc.
Dollars in millions except per share amounts
differences related to investments in certain foreign subsidiaries as such differences are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.

We recognize the financial statement effects of a tax return position when it is more likely than not, based on the technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, we apply our judgment, taking into account applicable tax laws, our experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in our financial statements is recorded on our consolidated balance sheets as an unrecognized tax benefit (UTB). We update our UTBs at each financial statement date to reflect the impacts of audit settlements and other resolutions of audit issues, the expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities. A reconciliation of the change in our UTB balance from January 1 to December 31 for 2022 and 2021 is as follows:

Federal, State and Foreign Tax	2022	2021
Balance at beginning of year	$8,954	$9,415
Increases for tax positions related to the current year	1,389	677
Increases for tax positions related to prior years	577	332
Decreases for tax positions related to prior years	(1,079)	(1,169)
Lapse of statute of limitations	(2)	(6)
Settlements	(182)	(295)
Balance at end of year	9,657	8,954
Accrued interest and penalties	1,930	2,054
Gross unrecognized income tax benefits	11,587	11,008
Less: Deferred federal and state income tax benefits	(723)	(728)
Less: Tax attributable to timing items included above	(4,640)	(3,428)
Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$6,224	$6,852

Periodically we make deposits to taxing jurisdictions which reduce our UTB balance but are not included in the reconciliation above. The amount of deposits that reduced our UTB balance was $1,767 at December 31, 2022 and $377 at December 31, 2021.

Accrued interest and penalties included in UTBs were $1,930 as of December 31, 2022 and $2,054 as of December 31, 2021. We record interest and penalties related to federal, state and foreign UTBs in income tax expense. The net interest and penalty expense (benefit) included in income tax expense was $(86) for 2022, $(129) for 2021 and $127 for 2020.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. As a large taxpayer, our income tax returns are regularly audited by the Internal Revenue Service (IRS) and other taxing authorities.

The IRS has completed field examinations of our tax returns through 2015. All audit periods prior to 2005 are closed for federal examination purposes and we have effectively resolved all outstanding audit issues for years through 2010 with the IRS Appeals Division. Those years will be closed as the final paperwork is processed in the coming months.

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

AT&T Inc.
Dollars in millions except per share amounts
The components of income tax (benefit) expense are as follows:

	2022	2021	2020
Federal:
Current	$579	$(2,400)	$(346)
Deferred	2,206	6,872	858
	2,785	4,472	512
State and local:
Current	21	289	338
Deferred	912	648	272
	933	937	610
Foreign:
Current	106	(66)	14
Deferred	(44)	52	32
	62	(14)	46
Total	$3,780	$5,395	$1,168

“Income (Loss) from Continuing Operations Before Income Taxes” in the Consolidated Statements of Income included the following components for the years ended December 31:

	2022	2021	2020
U.S. income (loss) before income taxes	$(1,480)	$29,678	$510
Foreign income (loss) before income taxes	(1,614)	(507)	(864)
Total	$(3,094)	$29,171	$(354)

A reconciliation of income tax expense (benefit) on continuing operations and the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes is as follows:

	2022	2021	2020
Taxes computed at federal statutory rate	$(650)	$6,126	$(74)
Increases (decreases) in income taxes resulting from:
State and local income taxes – net of federal income tax benefit	795	936	170
CARES Act federal NOL carryback	—	(471)	—
Tax on foreign investments	43	47	(124)
Noncontrolling interest	(308)	(291)	(286)
Permanent items and R&D credit	(121)	(153)	(195)
Audit resolutions	(642)	(220)	(112)
Divestitures	(481)	(558)	107
Goodwill impairment[1]	5,210	16	1,702
Other – net	(66)	(37)	(20)
Total	$3,780	$5,395	$1,168
Effective Tax Rate	(122.2)%	18.5%	(329.9)%
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
NOTE 14. PENSION AND POSTRETIREMENT BENEFITS

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

During the third quarter of 2022, we committed to, and reflected in our results, plan changes impacting postretirement health and welfare benefits. This plan change aligns our benefit plans to market level.

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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Benefit obligation at beginning of year	$57,212	$62,158	$12,552	$13,928
Service cost - benefits earned during the period	617	957	32	45
Interest cost on projected benefit obligation	1,747	1,276	277	210
Amendments	—	—	(2,370)	—
Actuarial (gain) loss	(10,894)	(1,237)	(1,919)	(275)
Benefits paid, including settlements	(5,854)	(5,942)	(1,292)	(1,356)
Benefit obligation at end of year	$42,828	$57,212	$7,280	$12,552

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$54,401	$54,606	$3,198	$3,843
Actual return on plan assets	(7,673)	5,737	(370)	210
Benefits paid, including settlements [1]	(5,854)	(5,942)	(788)	(1,163)
Contributions	—	—	120	308
Fair value of plan assets at end of year	40,874	54,401	2,160	3,198
Unfunded status at end of year [2]	$(1,954)	$(2,811)	$(5,120)	$(9,354)
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

Amounts recognized on our consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Current portion of employee benefit obligation [1]	$—	$—	$(1,058)	$(1,106)
Employee benefit obligation [2]	(1,954)	(2,811)	(4,062)	(8,248)
Net amount recognized	$(1,954)	$(2,811)	$(5,120)	$(9,354)
[1]Included in “Accounts payable and accrued liabilities.”
[2]Included in “Postemployment benefit obligation,” combined with international pension obligations and other postemployment obligations of $161 and $1,083 at December 31, 2022, and $364 and $1,226 at December 31, 2021, respectively.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our pension plans was $42,137 at December 31, 2022, and $56,159 at December 31, 2021.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Periodic Benefit Costs
The service cost component of net periodic pension cost (credit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.” Our combined net pension and postretirement cost (credit) recognized in our consolidated statements of income was $(4,789), $(7,652) and $711 for the years ended December 31, 2022, 2021 and 2020.

The following table presents the components of net periodic benefit cost (credit):

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Service cost – benefits earned during the period	$617	$957	$1,029	$32	$45	$53
Interest cost on projected benefit obligation	1,747	1,276	1,687	277	210	416
Expected return on assets	(3,107)	(3,513)	(3,557)	(112)	(151)	(178)
Amortization of prior service credit	(133)	(144)	(113)	(2,558)	(2,537)	(2,329)
Net periodic benefit cost (credit) before remeasurement	(876)	(1,424)	(954)	(2,361)	(2,433)	(2,038)
Actuarial (gain) loss	(115)	(3,461)	2,404	(1,437)	(334)	1,299
Net pension and postretirement cost (credit)	$(991)	$(4,885)	$1,450	$(3,798)	$(2,767)	$(739)

AT&T Inc.
Dollars in millions except per share amounts
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
The following table presents the after-tax changes in benefit obligations recognized in OCI and the after-tax prior service credits that were amortized from OCI into net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Balance at beginning of year	$416	$525	$361	$6,496	$8,408	$8,163
Prior service (cost) credit	—	—	250	1,786	—	2,001
Amortization of prior service credit	(100)	(109)	(86)	(1,928)	(1,912)	(1,756)
Total recognized in other comprehensive (income) loss	(100)	(109)	164	(142)	(1,912)	245
Balance at end of year	$316	$416	$525	$6,354	$6,496	$8,408

Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost, we used the following significant weighted-average assumptions:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average discount rate for determining benefit obligation at December 31	5.20%	3.00%	2.70%	5.20%	2.80%	2.40%
Discount rate in effect for determining service cost[1]	4.40%	3.30%	3.60%	4.00%	2.90%	3.50%
Discount rate in effect for determining interest cost[1]	3.90%	2.30%	2.90%	3.20%	1.60%	2.70%
Weighted-average interest credit rate for cash balance pension programs[2]	4.10%	3.20%	3.10%	—%	—%	—%
Long-term rate of return on plan assets	6.75%	6.75%	7.00%	4.50%	4.50%	4.75%
Composite rate of compensation increase for determining benefit obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Composite rate of compensation increase for determining net cost (credit)	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
[1]Weighted-average discount rates shown for years with interim remeasurements: 2022 and 2021 for pension benefits and 2022 for postretirement benefits.
[2]Weighted-average interest crediting rates for cash balance pension programs relate only to the cash balance portion of total pension benefits. A 0.50% increase in the weighted-average interest crediting rate would increase the pension benefit obligation by $135.

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

Discount Rate Our assumed weighted-average discount rates for both pension and postretirement benefits of 5.20%, at December 31, 2022, reflect the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2022, when compared to the year ended December 31, 2021, we increased our pension discount rate by 2.20%, resulting in a decrease in our pension plan benefit obligation of $11,738 and increased our postretirement discount rate by 2.40%, resulting in a decrease in our postretirement benefit obligation of $2,102. For the year ended December 31, 2021, we increased our pension discount rate by 0.30%, resulting in a decrease in our pension plan benefit

AT&T Inc.
Dollars in millions except per share amounts
obligation of $1,645 and increased our postretirement discount rate by 0.40%, resulting in a decrease in our postretirement benefit obligation of $341.

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

Expected Long-Term Rate of Return In 2023, our expected long-term rate of return is 7.50% on pension plan assets and 6.50% on postretirement plan assets, an increase of 0.75% for pension plan assets and 2.00% for postretirement plan assets. This update to our asset return assumptions was due to economic forecasts and changes in the asset mix. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, management considers capital markets’ future expectations, the asset mix of the plans’ investment and average historical asset return. Actual long-term returns can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2023 combined pension and postretirement cost to increase $201. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Composite Rate of Compensation Increase Our expected composite rate of compensation increase cost of 3.00% in 2022 and 2021 reflects the long-term average rate of salary increases.

Healthcare Cost Trend Our healthcare cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Based on our assessment of expectations of healthcare industry inflation, our 2023 assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants will increase from an annual and ultimate trend rate of 4.25% to an annual and ultimate trend rate of 4.50%. This change in assumption increased our obligation by $19. For 2022, our assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants increased from an annual and ultimate trend rate of 4.00% to an annual and ultimate trend rate of 4.25%. This change in assumption increased our obligation by $31.

Plan Assets
Plan assets consist primarily of private and public equity, government and corporate bonds, and real assets (real estate and natural resources). The asset allocations of the pension plans are maintained to meet ERISA requirements. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. We do not have significant ERISA required contributions to our pension plans for 2023.

We maintain VEBA trusts to partially fund postretirement benefits; however, there are no ERISA or regulatory requirements that these postretirement benefit plans be funded annually. We made discretionary contributions of $120 in December 2022 and $308 in December 2021 to our postretirement plan.

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

AT&T Inc.
Dollars in millions except per share amounts
The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31 are as follows:

	Pension Assets					Postretirement (VEBA) Assets
	Target			2022	2021	Target			2022	2021
Equity securities:
Domestic	5%	-	25%	7%	16%	16%	-	26%	21%	19%
International	1%	-	21%	4	13	16%	-	26%	21	19
Fixed income securities	40%	-	50%	45	38	42%	-	52%	47	39
Real assets	—%	-	20%	16	10	—%	-	6%	1	1
Private equity	—%	-	16%	14	12	—%	-	6%	1	1
Preferred interests	8%	-	18%	13	10	—%	-	—%	—	—
Other	—%	-	5%	1	1	5%	-	15%	9	21
Total				100%	100%				100%	100%

The pension trust holds preferred equity interests valued at $5,427 in AT&T Mobility II LLC (Mobility II), the primary holding company for our wireless business. The preferred equity interests were valued at $5,562 as of December 31, 2021. On December 27, 2022, the pension trust provided written notice of its right to require AT&T to purchase Mobility preferred interests outstanding. (See Note 16)

At December 31, 2022, AT&T securities represented 14% of assets held by our pension trust, including the preferred interests in Mobility II. The VEBA trusts included in these financial statements no longer hold AT&T securities.

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

Fair Value Measurements
See Note 12 for a discussion of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2022:

Pension Assets and Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$158	$—	$—	$158
Interest bearing cash	5	—	—	5
Foreign currency contracts	—	4	—	4
Equity securities:
Domestic equities	2,312	—	2	2,314
International equities	1,251	—	—	1,251
Preferred interests	—	—	5,427	5,427
Fixed income securities:
Corporate bonds and other investments	—	9,366	1	9,367
Government and municipal bonds	—	5,450	—	5,450
Mortgage-backed securities	—	220	—	220
Real estate and real assets	—	—	4,343	4,343
Securities lending collateral	1,137	1,407	—	2,544
Receivable for variation margin	5	—	—	5
Assets at fair value	4,868	16,447	9,773	31,088
Investments sold short and other liabilities at fair value	(261)	(5)	—	(266)
Total plan net assets at fair value	$4,607	$16,442	$9,773	$30,822
Assets held at net asset value practical expedient
Private equity funds				5,866
Real estate funds				1,907
Commingled funds				5,045
Total assets held at net asset value practical expedient				12,818
Other assets (liabilities) [1]				(2,766)
Total Plan Net Assets				$40,874
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$191	$4	$—	$195
Equity securities:
Domestic equities	258	—	—	258
International equities	233	—	1	234
Securities lending collateral	—	12	—	12
Assets at fair value	682	16	1	699
Securities lending payable and other liabilities	—	(12)	—	(12)
Total plan net assets at fair value	$682	$4	$1	$687
Assets held at net asset value practical expedient
Private equity funds				13
Real estate funds				13
Commingled funds				1,445
Total assets held at net asset value practical expedient				1,471
Other assets (liabilities)[1]				2
Total Plan Net Assets				$2,160
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2021:

Pension Assets and Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$167	$—	$—	$167
Interest bearing cash	11	—	—	11
Foreign currency contracts	—	5	—	5
Equity securities:
Domestic equities	7,693	—	1	7,694
International equities	4,117	—	7	4,124
Preferred interests	—	—	5,562	5,562
Fixed income securities:
Corporate bonds and other investments	—	11,168	2	11,170
Government and municipal bonds	—	6,977	—	6,977
Mortgage-backed securities	—	268	—	268
Real estate and real assets	—	—	3,318	3,318
Securities lending collateral	1,645	1,285	—	2,930
Receivable for variation margin	8	—	—	8
Assets at fair value	13,641	19,703	8,890	42,234
Investments sold short and other liabilities at fair value	(529)	(3)	(1)	(533)
Total plan net assets at fair value	$13,112	$19,700	$8,889	$41,701
Assets held at net asset value practical expedient
Private equity funds				6,454
Real estate funds				2,329
Commingled funds				6,780
Total assets held at net asset value practical expedient				15,563
Other assets (liabilities) [1]				(2,863)
Total Plan Net Assets				$54,401
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$371	$295	$—	$666
Equity securities:
Domestic equities	323	—	—	323
International equities	287	—	1	288
Fixed income securities:
Corporate bonds and other investments	1	—	—	1
Securities lending collateral	—	9	—	9
Assets at fair value	982	304	1	1,287
Securities lending payable and other liabilities	—	(9)	—	(9)
Total plan net assets at fair value	$982	$295	$1	$1,278
Assets held at net asset value practical expedient
Commingled funds				1,883
Private equity funds				19
Real estate funds				16
Total assets held at net asset value practical expedient				1,918
Other assets (liabilities) [1]				2
Total Plan Net Assets				$3,198
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
For the years ended December 31, 2022 and 2021, our postretirement assets did not include significant investments in Level 3 assets, nor were there significant changes in fair value of those assets during the period. The tables below set forth a summary of changes in the fair value of the Level 3 pension assets for the years ended:

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2021	$5,569	$2	$3,318	$8,889
Realized gains (losses)	1	—	22	23
Unrealized gains (losses)	(139)	—	802	663
Transfers in	1	1	20	22
Transfers out	—	(2)	(29)	(31)
Purchases	—	—	716	716
Sales	(3)	—	(506)	(509)
Balance as of December 31, 2022	$5,429	$1	$4,343	$9,773

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2020	$5,793	$53	$2,544	$8,390
Realized gains (losses)	2	—	(31)	(29)
Unrealized gains (losses)	(203)	—	558	355
Transfers in	—	1	—	1
Transfers out	(7)	(8)	—	(15)
Purchases	7	1	425	433
Sales	(23)	(45)	(178)	(246)
Balance as of December 31, 2021	$5,569	$2	$3,318	$8,889

Estimated Future Benefit Payments
Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2022. Because benefit payments will depend on future employment and compensation levels; average years employed; average life spans; and payment elections, among other factors, changes in any of these assumptions could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

	Pension Benefits	Postretirement Benefits
2023	$5,612	$1,211
2024	3,734	801
2025	3,747	640
2026	3,632	598
2027	3,561	568
Years 2028 - 2032	16,688	2,322

Supplemental Retirement Plans
We also provide certain senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. While these plans are unfunded, we have assets in a designated non-bankruptcy remote trust that are independently managed and used to provide for certain of these benefits. These plans include supplemental pension benefits as well as compensation-deferral plans, some of which include a corresponding match by us based on a percentage of the compensation deferral. For our supplemental retirement plans, the projected benefit obligation was $1,544 and the net supplemental retirement pension credit was $234 at and for the year ended December 31, 2022. The projected benefit obligation was $2,326 and the net supplemental retirement pension credit was $41 at and for the year ended December 31, 2021.

We use the same significant assumptions for the composite rate of compensation increase in determining our projected benefit obligation and the net pension and postemployment benefit cost. Our discount rates of 5.10% at December 31, 2022 and 2.70% at December 31, 2021 were calculated using the same methodologies used in calculating the discount rates for our qualified pension and postretirement benefit plans.

AT&T Inc.
Dollars in millions except per share amounts
Deferred compensation expense was $94 in 2022, $171 in 2021 and $183 in 2020.

Contributory Savings Plans
We maintain contributory savings plans that cover substantially all employees. Under the savings plans, we match in cash or company stock a stated percentage of eligible employee contributions, subject to a specified ceiling. There are no debt-financed shares held by the Employee Stock Ownership Plans, allocated or unallocated.

Our match of employee contributions to the savings plans is fulfilled with purchases of our stock on the open market or company cash. Benefit cost, which is based on the cost of shares or units allocated to participating employees’ accounts or the cash contributed to participant accounts, was $611, $614 and $646 for the years ended December 31, 2022, 2021 and 2020.

NOTE 15. SHARE-BASED PAYMENTS

Under our various plans, senior and other management employees and nonemployee directors have received nonvested stock and stock units. The shares will vest over a period of one to four years in accordance with the terms of those plans.

We grant performance stock units, which are nonvested stock units, based upon our stock price at the date of grant and award them in the form of AT&T common stock and cash at the end of a three-year period, subject to the achievement of certain performance goals. We treat the cash settled portion of these awards as a liability. Effective with the 2021 plan year, for the majority of employees, performance shares were replaced with restricted stock units that do not have any performance conditions. These new restricted stock units vest ratably over a three-year period. We grant forfeitable restricted stock and stock units, which are valued at the market price of our common stock at the date of grant and predominantly vest over a three- to five-year period. We also grant other nonvested stock units and award them in cash at the end of a three-year period, subject to the achievement of certain market-based conditions. As of December 31, 2022, we were authorized to issue up to approximately 128 million shares of common stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

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

Our consolidated statements of income include the compensation cost recognized for those plans as operating expenses, as well as the associated tax benefits, which are reflected in the table below:

	2022	2021	2020
Performance stock units	$168	$248	$348
Restricted stock and stock units	350	199	74
Other nonvested stock units	—	—	—
Stock options	—	—	—
Total	$518	$447	$422
Income tax benefit	$127	$110	$104

AT&T Inc.
Dollars in millions except per share amounts
A summary of the status of our nonvested stock units as of December 31, 2022, and changes during the year then ended is presented as follows (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at January 1, 2022	35	$32.33
Granted	21	23.64
Vested	(28)	27.64
Forfeited	(5)	23.76
Spin-off Adjustment [1]	13	NA
Nonvested at December 31, 2022	36	$22.07
1 In connection with the WarnerMedia transaction, AT&T made certain adjustments to the number of stock awards to maintain the intrinsic value prior to the spin-off.

As of December 31, 2022, there was $547 of total unrecognized compensation cost related to nonvested share-based payment arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.69 years. The total fair value of shares vested during the year was $783 for 2022, compared to $608 for 2021 and $471 for 2020.

It is our intent to satisfy share option exercises using our treasury stock. Cash received from stock option exercises was $2 for 2022, $11 for 2021 and $21 for 2020.

NOTE 16. STOCKHOLDERS’ EQUITY

Authorized Shares We have authorized 14 billion common shares of AT&T stock and 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at December 31, 2022 and December 31, 2021, with a $25,000 per share liquidation preference and a dividend rate of 5.000%.
•Series B: 20 thousand shares outstanding at December 31, 2022 and December 31, 2021, with a €100,000 per share liquidation preference, and an initial rate of 2.875%, subject to reset after May 1, 2025.
•Series C: 70 thousand shares outstanding at December 31, 2022 and December 31, 2021, with a $25,000 per share liquidation preference, and a dividend rate of 4.75%.

So long as the quarterly preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price on or after five years from the issuance date, or upon certain other contingent events.

Stock Repurchase Program From time to time, we repurchase shares of common stock for distribution through our employee benefit plans or in connection with certain acquisitions. Our Board of Directors has approved the following authorization to repurchase common stock: (1) March 2013 authorization program of 300 million shares, which was completed in 2020 and (2) March 2014 authorization program for 300 million shares, with approximately 144 million outstanding at December 31, 2022.

To implement these authorizations, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. During 2021, there were no shares repurchased under the March 2014 authorization. During 2022, we repurchased approximately 34 million shares totaling $662 under the March 2014 authorization.

Dividend Declarations In December 2022 and December 2021, AT&T declared a quarterly preferred dividend of $36. In December 2022 and December 2021, AT&T declared a common dividend of $0.2775 and $0.52 per share of common stock, respectively.

Preferred Interests Issued by Subsidiaries We have issued cumulative perpetual preferred membership interests in certain subsidiaries. The preferred interests are entitled to cash distributions, subject to declaration. The preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

AT&T Inc.
Dollars in millions except per share amounts
Mobility II
In 2018, we issued 320 million Series A Cumulative Perpetual Preferred Membership Interests in Mobility II (Mobility preferred interests), which pay cash distributions of 7% per annum, subject to declaration. So long as the distributions are declared and paid, the terms of the Mobility preferred equity interests will not impose any limitations on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares.

A holder of the Mobility preferred interests may put the interests to Mobility II. Mobility II may redeem the interests upon a change in control of Mobility II or on or after September 9, 2022. When either option arises due to a passage of time, that option may be exercised only during certain periods.

The price at which a put option or a redemption option can be exercised is the greater of (1) the market value of the interests as of the last date of the quarter preceding the date of the exercise of a put or redemption option and (2) the sum of (a) twenty-five dollars plus (b) any accrued and unpaid distributions. The redemption price may be paid with cash, AT&T common stock, or a combination of cash and AT&T common stock, at Mobility II’s sole election. In no event shall Mobility II be required to deliver more than 250 million shares of AT&T common stock to settle put and redemption options. We have the intent and ability to settle the Mobility preferred equity interests with cash.

On October 24, 2022, approximately 105 million Mobility preferred interests were put to AT&T by a third-party investor, for which we paid approximately $2,600 cash to redeem. On December 27, 2022, the AT&T pension trust provided written notice of its right to require us to purchase the remaining 213 million, or approximately $5,340, of Mobility preferred interests outstanding. The terms of the instruments limit the amount we are required to redeem in any 12-month period to approximately 107 million shares, or $2,670. We expect to redeem approximately $2,670 of the Mobility preferred interests primarily in October 2023 and $2,670 in October 2024, unless the interests are called or the puts are accepted by AT&T prior to those dates. With the certainty of redemption, the remaining Mobility preferred interests were reclassified from equity to a liability at fair value, with approximately $2,670 recorded in current liabilities as “Accounts payable and accrued liabilities” and $2,670 recorded in “Other noncurrent liabilities.” The liabilities associated with the Mobility preferred interests are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Notes 12 and 14). The difference between the carrying value of the Mobility preferred interest, which represented fair value at contribution, and the fair value of the instrument upon settlement and/or balance sheet reclassification was recorded as an adjustment to additional paid-in capital.

As of December 31, 2022, we have approximately 213 million Mobility preferred interests outstanding, which have a redemption value of approximately $5,340 and pay cash distributions of $373 per annum, subject to declaration.

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

AT&T Inc.
Dollars in millions except per share amounts
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

NOTE 17. SALES OF RECEIVABLES

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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables for the years ended December 31:

	2022	2021	2020
Net cash received (paid) from equipment installment receivables[1]	$1,875	$1,000	$(1,565)
Net cash received (paid) from other programs	620	(295)	295
Total net cash impact to cash flows from operating activities	$2,495	$705	$(1,270)
[1]Net cash from initial sales of $11,129, $9,740 and $6,089 for the years ended December 31, 2022, 2021 and 2020, respectively.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities, when applicable.

The following table sets forth a summary of the equipment installment receivables and accounts being serviced at December 31:

	2022	2021
Gross receivables:	$4,165	$4,361
Balance sheet classification
Accounts receivable
Notes receivable	1,789	1,846
Trade receivables	522	606
Other Assets
Noncurrent notes and trade receivables	1,854	1,909

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,030	$9,767
Cash proceeds received, net of remittances[1]	8,519	6,644
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	2022	2021	2020
Gross receivables sold	$11,510	$10,793	$7,270
Net receivables sold[1]	11,061	10,502	7,026
Cash proceeds received	11,129	9,740	6,089
Deferred purchase price recorded	245	1,080	1,021
Guarantee obligation recorded	703	434	157
[1]Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

The deferred purchase price and guarantee obligation are initially recorded at estimated fair value and subsequently adjusted for changes in present value of expected cash flows. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties and contemplate changes in value after the launch of a device model. The fair value measurements used for the deferred purchase price and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 12).

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price:

	2022	2021	2020
Fair value of repurchased receivables	$3,314	$1,424	$1,271
Carrying value of deferred purchase price	3,335	1,334	1,235
Gain (loss) on repurchases[1]	$(21)	$90	$36
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At December 31, 2022 and December 31, 2021, our deferred purchase price receivable was $2,318 and $3,177, respectively, of which $1,278 and $2,123 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at December 31, 2022 and December 31, 2021 was $419 and $371, respectively, of which $73 and $101 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

NOTE 18. TOWER TRANSACTION

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

We determined that we did not transfer control of the tower assets, which prevented us from achieving sale-leaseback accounting for the transaction, and we accounted for the cash proceeds from Crown Castle as a financing obligation on our consolidated balance sheets. We record interest on the financing obligation using the effective interest method at a rate of approximately 3.9%. The financing obligation is increased by interest expense and estimated future net cash flows generated and retained by Crown Castle from operation of the tower sites, and reduced by our contractual payments. We continue to include the tower assets in “Property, Plant and Equipment – Net” on our consolidated balance sheets and depreciate them

AT&T Inc.
Dollars in millions except per share amounts
accordingly. At December 31, 2022 and 2021, the tower assets had a balance of $686 and $725, respectively. Our depreciation expense for these assets was $39 for each of 2022, 2021 and 2020.

Payments made to Crown Castle under this arrangement were $258 for 2022. At December 31, 2022, the future minimum payments under the sublease arrangement are $264 for 2023, $269 for 2024, $274 for 2025, $280 for 2026, $285 for 2027 and $421 thereafter.

NOTE 19. TRANSACTIONS WITH DIRECTV

Effective August 1, 2021, we began accounting for our investment in DIRECTV under the equity method and recorded our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party (see Note 10).

For the year ended December 31, 2022, our share of DIRECTV’s earnings included in equity in net income of affiliates was $1,808. Cash distributions from DIRECTV totaled $4,457, with $1,808 classified as operating activities and $2,649 classified as investing activities in our consolidated statement of cash flows. Our investment in DIRECTV at December 31, 2022 was $2,911.

In addition to the assets and liabilities contributed to DIRECTV, we recorded total obligations of $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 is in the form of a note payable to DIRECTV. For the year ended December 31, 2022, cash payments to DIRECTV on the note totaled $1,211 and were classified as financing activities in our consolidated statement of cash flows. Amounts due under the DIRECTV note were $130 at December 31, 2022.

We also provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the year ended December 31, 2022, we billed DIRECTV approximately $1,260 for these costs, which were primarily recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of approximately $737.

At December 31, 2022, we had accounts receivable from DIRECTV of $360 and accounts payable to DIRECTV of $120.

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

During 2022, we submitted $195 in sustainability payments, with future payments under the agreement of $195 for 2023, 2024 and 2025; $1,590 for 2026, $1,665 for 2027; and $13,365 thereafter. Amounts paid to FirstNet, which are not expected to be returned to AT&T to be reinvested into our network, will be expensed in the period paid. In the event FirstNet does not reinvest any funds to construct, operate, improve and maintain this network, our maximum exposure to loss is the total amount of the sustainability payments, which would be reflected in higher expense.

The $6,500 of initial funding from FirstNet is contingent on the achievement of six operating capability milestones and certain first responder subscriber adoption targets. These milestones are based on coverage objectives of the first responder network during the construction period, which is expected to be over five years, and subscriber adoption targets. Funding payments received from FirstNet are reflected as a reduction from the costs capitalized in the construction of the network and, as appropriate, a reduction of associated operating expenses. As of December 31, 2022, we have collected approximately $6,120 for the completion of certain tasks and anticipate collecting nearly all of the remainder of the $6,500 as we fulfill contractual deliveries set out by FirstNet in 2023.

AT&T Inc.
Dollars in millions except per share amounts
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

We have contractual obligations to purchase certain goods or services from various other parties. Our purchase obligations are expected to be approximately $12,313 in 2023, $11,424 in total for 2024 and 2025, $2,457 in total for 2026 and 2027 and $821 in total for years thereafter.

See Note 12 for a discussion of collateral and credit-risk contingencies.

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

	December 31,
Consolidated Balance Sheets	2022	2021
Accounts payable and accrued liabilities:
Accounts payable	$31,101	$29,511
Accrued payroll and commissions	1,605	2,082
Current portion of employee benefit obligation	1,173	1,234
Current portion of Mobility preferred interests[1]	2,670	—
Accrued interest	2,160	2,438
Accrued taxes	798	1,148
Other	3,137	2,682
Total accounts payable and accrued liabilities	$42,644	$39,095
[1]Reported as noncontrolling interest in 2021. (See Note 16)

Consolidated Statements of Income	2022	2021	2020
Advertising expense	$2,462	$2,732	$2,705
Interest expense incurred	$7,402	$7,670	$7,850
Capitalized interest – capital expenditures	(174)	(173)	(123)
Capitalized interest – spectrum[1]	(1,120)	(781)	—
Total interest expense	$6,108	$6,716	$7,727
[1]Included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows.

Cash and Cash Flows We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	December 31,
Cash and Cash Equivalents and Restricted Cash	2022	2021	2020	2019
Cash and cash equivalents from continuing operations	$3,701	$19,223	$7,924	$9,702
Cash and cash equivalents from discontinued operations	—	1,946	1,816	2,428
Restricted cash in Prepaid and other current assets	1	3	9	69
Restricted cash in Other Assets	91	144	121	96
Cash and cash equivalents and restricted cash	$3,793	$21,316	$9,870	$12,295

AT&T Inc.
Dollars in millions except per share amounts
The following tables summarize certain cash flow activities from continuing operations:

Consolidated Statements of Cash Flows	2022	2021	2020
Cash paid (received) during the year for:
Interest	$7,772	$7,485	$8,010
Income taxes, net of refunds[1]	592	252	577
[1]Total cash income taxes paid, net of refunds, by AT&T was $696, $700 and $993 for 2022, 2021 and 2020, respectively.

Purchase of property and equipment	$19,452	$15,372	$14,567
Interest during construction - capital expenditures[1]	174	173	123
Total Capital expenditures	$19,626	$15,545	$14,690

Business acquisitions	$—	$—	$12
Spectrum acquisitions	9,080	24,672	1,613
Interest during construction - spectrum[1]	1,120	781	—
Total Acquisitions, net of cash acquired	$10,200	$25,453	$1,625
[1]Total capitalized interest was $1,294, $954 and $123 for 2022, 2021 and 2020, respectively.

Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. We recorded $5,817 of vendor financing commitments related to capital investments in 2022, $5,282 in 2021 and $4,664 in 2020.

Total vendor financing payables included in our December 31, 2022 consolidated balance sheet were approximately $6,147, with $4,592 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

Labor Contracts As of January 31, 2023, we employed approximately 160,700 persons. Approximately 42% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of in place agreements with these groups, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts included the following:
•A contract covering approximately 7,000 Mobility employees in nine states, for which we reached tentative agreement in February 2023.
•A contract covering approximately 400 employees supporting internet-based products is set to expire in July 2023.
•A contract covering approximately 200 Mobility employees in Illinois is set to expire in May 2023.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 23. DISCONTINUED OPERATIONS

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

The following is a summary of operating results included in income (loss) from discontinued operations for the years ended:

	2022	2021	2020
Revenues	$9,454	$34,826	$28,710
Operating Expenses
Cost of revenues	5,481	19,400	14,269
Selling, general and administrative	2,791	8,275	7,222
Asset abandonments and impairments[1]	—	4,691	3,193
Depreciation and amortization	1,172	5,010	5,993
Total operating expenses	9,444	37,376	30,677
Interest expense	131	168	198
Equity in net income (loss) of affiliates	(27)	28	6
Other income (expense) — net[2]	(87)	466	(343)
Total other income (expense)	(245)	326	(535)
Net loss before income taxes	(235)	(2,224)	(2,502)
Income tax expense (benefit)	(54)	73	(203)
Net loss from discontinued operations	$(181)	$(2,297)	$(2,299)
[1]2021 includes $4,555 impairment resulting from our assessment of the recoverability of Vrio’s net assets. 2020 includes approximately $2,200 of goodwill impairment at Vrio and $1,000 from production, content and other impairment at WarnerMedia. The implied fair value of the Vrio business was estimated using both the discounted cash flow as well as market multiple approaches. The fair values of film productions were estimated using a discounted cash flow approach. The inputs to all of these approaches are considered Level 3.

[2]“Other income (expense) - net” includes the gain of $706 from Playdemic for the year ended 2021.

The following is a summary of assets and liabilities attributable to discontinued operations, which were included in our historical Consolidated Balance Sheet at December 31:

2021
Assets:
Current assets	$9,005
Noncurrent Inventories and Theatrical Film and Television Production Costs	18,983
Property, Plant and Equipment — Net	4,255
Goodwill	40,484
Other Intangibles — Net	40,273
Other Assets	6,776
Total Assets, discontinued operations	$119,776

Liabilities:
Current liabilities	$12,912
Other liabilities	20,643
Total Liabilities, discontinued operations	$33,555

In preparation for close of the separation and distribution, on April 7, 2022, Spinco drew $10,000 on its $10,000 term loan credit agreement (Spinco Term Loan), which conveyed to WBD. Total debt conveyed was approximately $41,600, which included $1,600 of existing WarnerMedia debt, $30,000 of Spinco senior notes issued in March 2022 and the $10,000 Spinco Term Loan. WarnerMedia cash transfer to Discovery was approximately $2,660.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables represent our quarterly financial results:

	2022 Calendar Quarter
	First[1]	Second[1]	Third[1]	Fourth[1,2]	Annual
Total Operating Revenues	$29,712	$29,643	$30,043	$31,343	$120,741
Operating Income (Loss)	5,537	4,956	6,012	(21,092)	(4,587)
Net Income (Loss) from Continuing Operations	5,149	4,751	6,346	(23,120)	(6,874)
Net Income (Loss) from Continuing Operations Attributable to Common Stock	4,747	4,319	5,924	(23,536)	(8,546)
Basic Earnings (Loss) Per Share
Attributable to Common Stock from Continuing Operations[3]	$0.66	$0.60	$0.82	$(3.20)	$(1.10)
Diluted Earnings (Loss) Per Share
Attributable to Common Stock from Continuing Operations[3]	$0.65	$0.59	$0.79	$(3.20)	$(1.10)
[1]Includes actuarial gains and losses on pension and postretirement benefit plans (Note 14).
[2]Includes goodwill impairments (Note 9) and an asset abandonment charge (Note 7).
[3]Quarterly earnings per share impacts may not add to full-year earnings per share impacts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

	2021 Calendar Quarter
	First[1]	Second[1]	Third[1]	Fourth[1]	Annual
Total Operating Revenues	$35,877	$35,740	$31,326	$31,095	$134,038
Operating Income	7,194	7,572	6,237	4,894	25,897
Net Income from Continuing Operations	7,586	5,969	5,019	5,202	23,776
Net Income from Continuing Operations Attributable to Common Stock	7,143	5,526	4,613	4,802	22,084
Basic Earnings Per Share
Attributable to Common Stock from Continuing Operations[2]	$0.99	$0.77	$0.64	$0.67	$3.07
Diluted Earnings Per Share
Attributable to Common Stock from Continuing Operations[2]	$0.97	$0.76	$0.63	$0.66	$3.02
[1]Includes actuarial gains and losses on pension and postretirement benefit plans (Note 14).
[2]Quarterly earnings per share impacts may not add to full-year earnings per share impacts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2022.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

a.Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

b.Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2022 but was not reported.

AT&T Inc.
Dollars in millions except per share amounts
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.” Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s 2023 definitive proxy statement (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Delinquent Section 16(a) Reports.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Luczo, McCallister and Ubiñas, and Ms. Taylor. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2022, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	76,927,549 (1)	$—	102,240,827 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	76,927,549 (3)	$—	102,240,827 (2)

(1)Includes the issuance of stock in connection with the following stockholder approved plans: (a) 0 stock options under the Stock Purchase and Deferral Plan (SPDP), (b) 945,111 phantom stock units under the Stock Savings Plan (SSP), 18,492,845 phantom stock units under the SPDP, 0 restricted stock units under the 2011 Incentive Plan, 0 restricted stock units under the 2016 Incentive Plan and 35,383,614 restricted stock units under the 2018 Incentive Plan, (c) 0 target number of stock-settled performance shares under the 2011 Incentive Plan, 0 target number of stock-settled performance shares under the 2016 Incentive Plan, and 19,478,272 target number of stock-settled performance shares under the 2018 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.
The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents). Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,648,162 phantom stock units (computed on a first-in-first-out basis) that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan.
(2)Includes 19,493,387 shares that may be issued under the SPDP, 80,375,750 shares that may be issued under the 2018 Incentive Plan, and up to 2,371,691 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.
(3)Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2022, there were 2,861,614 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $20.18. Also, does not include 346,157 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with an estimated 135,365 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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

Exhibit Number
2-a	Agreement and Plan of Merger, dated as of May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 2.1 to Form 8-K filed on May 20, 2021)*
2-b	Separation and Distribution Agreement, dated as of May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 2.2 to Form 8-K filed on May 20, 2021)*
3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013)
3-b	Bylaws (Exhibit 3.1 to Form 8-K filed on February 2, 2023)
3-c	Certificate of Designations with respect to Series A Preferred Stock (Exhibit 3.1 to Form 8-K filed on December 12, 2019)
3-d	Certificate of Designations with respect to Series B Preferred Stock (Exhibit 3.1 to Form 8-K filed on February 18, 2020)
3-e	Certificate of Designations with respect to Series C Preferred Stock (Exhibit 3.2 to Form 8-K filed on February 18, 2020)

AT&T Inc.
Dollars in millions except per share amounts

4-a	No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.
4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for the period ending December 31, 2011)
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

4-i	Description of AT&T’s Securities Registered Under Section 12 of the Exchange Act
10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)**
10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)**
10-c	Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)**
10-d	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)**
10-e	Short Term Incentive Plan (Exhibit 10.1 to Form 8-K filed on February 2, 2018)**
10-f	Supplemental Life Insurance Plan (Exhibit 10.1 to Form 8-K filed on June 26, 2020)**
10-g	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)**
10-h	2005 Supplemental Employee Retirement Plan (Exhibit 10-g to Form 10-K for the period ending December 31, 2021)**
10-i	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)**
10-j	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)**
10-k	Stock Purchase and Deferral Plan as amended July 28, 2022 (Exhibit 10.3 to Form 10-Q for the period ending September 30, 2022)**
10-l	Cash Deferral Plan as amended July 28, 2022 (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2022)**
10-m
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)**

10-n	Officer Disability Plan (Exhibit 10-i to Form 10-Q for the period ending June 30, 2009)**
10-o	AT&T Inc. Health Plan (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2022)**
10-p	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)**
10-q	AT&T Inc. Equity Retention and Hedging Policy as amended March 24, 2022 (Exhibit 10.2 to Form 10-Q for the period ending March 31, 2022)
10-r	Administrative Plan (Exhibit 10-q to Form 10-K for the period ending December 31, 2019)**
10-s	AT&T Inc. Non-Employee Director Stock and Deferral Plan**
10-t	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)**

AT&T Inc.
Dollars in millions except per share amounts

10-u	AT&T Inc. Board of Directors Communications Concession Program
10-v
Form of Indemnity Agreement, effective July 1, 1986, between Southwestern Bell Corporation (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for the period ending December 31, 2011)**

10-w	AT&T Executive Physical Program (Exhibit 10-ff to Form 10-K for the period ending December 31, 2016)**
10-x	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)**
10-y
$12,000,000,000 Amended and Restated Credit Agreement, dated as of November 18, 2022, among AT&T Inc., the lenders named therein and Citibank, N.A., as agent. (Exhibit 10.1 to Form 8-K filed on November 18, 2022)

10-z	Amended and Restated Contribution Agreement (Exhibit 10-ee to Form 10-K for the period ending December 31, 2018)
10-aa	Fifth Amended and Restated Limited Liability Company Agreement of Mobility II LLC (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2020)
10-bb	First Amendment to the Fifth Amended and Restated Limited Liability Company Agreement of Mobility II LLC
10-cc	Second Amendment to the Fifth Amended and Restated Limited Liability Company Agreement of Mobility II LLC
10-dd	Third Amendment to the Fifth Amended and Restated Limited Liability Company Agreement of Mobility II LLC
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

10-gg	Second Amended and Restated Limited Liability Company Agreement of NCWPCS MPL Holdings, LLC (Exhibit 10.1 to Form 8-K filed on December 12, 2019)
10-hh	AT&T Inc. Change in Control Severance Plan (Exhibit 10.1 to Form 8-K filed on June 30, 2014)**
10-ii	Agreement of Contribution and Subscription, dated February 25, 2021 (Exhibit 10.1 to Form 8-K filed on February 25, 2021)
10-jj	Employee Matters Agreement by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.3 to Form 8-K Filed on May 20, 2021)
10-kk	Tax Matters Agreement between AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.4 to Form 8-K Filed on May 20, 2021)
10-ll	Amended and Restated Limited Liability Company Agreement of DIRECTV Entertainment Holdings LLC, dated as of July 31, 2021 (Exhibit 10.1 to Form 8-K filed August 2, 2021)
10-mm	Relocation Program Plan (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2021)**
10-nn
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

AT&T Inc.
Dollars in millions except per share amounts

101
The consolidated financial statements from the Company’s Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 13, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ITEM 16. FORM 10-K SUMMARY

None.

AT&T Inc.
Dollars in millions except per share amounts
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Losses

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period (d)
Year 2022	$1,163	$1,865	$—	$—	$2,017	$1,011
Year 2021	$1,457	$1,241	$—	$—	$1,535	$1,163
Year 2020	$1,150	$1,798	$405	$—	$1,896	$1,457
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
(d)Includes balances applicable to trade receivables, loans, contract assets and other assets subject to credit loss measurement (see Note 1).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Deferred Tax Assets

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	Deductions	Balance at End of Period
Year 2022	$4,343	(168)	—	—	—	$4,175
Year 2021	$4,557	(214)	—	—	—	$4,343
Year 2020	$4,715	(158)	—	—	—	$4,557

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2023.
AT&T INC.

/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
John T. Stankey*
Chief Executive Officer
and President

Principal Financial Officer:
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

/s/ Pascal Desroches
Pascal Desroches, as attorney-in-fact
and on his own behalf as Principal
Financial Officer

Principal Accounting Officer:
Debra L. Dial
Senior Vice President, Chief
Accounting Officer and Controller

/s/ Debra L. Dial

February 13, 2023

Directors:
William E. Kennard*	Beth E. Mooney*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	John T. Stankey*
Stephen J. Luczo*	Cynthia B. Taylor*
Michael B. McCallister*	Luis A. Ubiñas*

* by power of attorney