Form 10-Q
period 2023-03-31
AT&T INC.
filed 2023-05-01
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 2.500% Global Notes due March 15, 2023	T 23	New York Stock Exchange
AT&T Inc. 2.750% Global Notes due May 19, 2023	T 23C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange
AT&T Inc. 1.050% Global Notes due September 5, 2023	T 23E	New York Stock Exchange
AT&T Inc. 1.300% Global Notes due September 5, 2023	T 23A	New York Stock Exchange
AT&T Inc. 1.950% Global Notes due September 15, 2023	T 23F	New York Stock Exchange
AT&T Inc. 2.400% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due March 6, 2025	T 25A	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

At April 25, 2023, there were 7,149 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2023	2022
Operating Revenues
Service	$24,617	$23,999
Equipment	5,522	5,713
Total operating revenues	30,139	29,712

Operating Expenses
Cost of revenues
Equipment	5,658	6,036
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,673	6,699
Selling, general and administrative	7,175	6,978
Depreciation and amortization	4,631	4,462
Total operating expenses	24,137	24,175
Operating Income	6,002	5,537
Other Income (Expense)
Interest expense	(1,708)	(1,626)
Equity in net income of affiliates	538	521
Other income (expense) — net	935	2,157
Total other income (expense)	(235)	1,052
Income from Continuing Operations Before Income Taxes	5,767	6,589
Income tax expense on continuing operations	1,314	1,440
Income from Continuing Operations	4,453	5,149
Income from discontinued operations, net of tax	—	15
Net Income	4,453	5,164
Less: Net Income Attributable to Noncontrolling Interest	(225)	(354)
Net Income Attributable to AT&T	$4,228	$4,810
Less: Preferred Stock Dividends	(52)	(48)
Net Income Attributable to Common Stock	$4,176	$4,762
Basic Earnings Per Share from continuing operations	$0.58	$0.66
Basic Earnings Per Share from discontinued operations	$—	$—
Basic Earnings Per Share Attributable to Common Stock	$0.58	$0.66
Diluted Earnings Per Share from continuing operations	$0.57	$0.65
Diluted Earnings Per Share from discontinued operations	$—	$—
Diluted Earnings Per Share Attributable to Common Stock	$0.57	$0.65
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,168	7,184
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,474	7,556
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2023	2022
Net income	$4,453	$5,164
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $52 and $5	193	19
Securities:
Net unrealized gains (losses), net of taxes of $8 and $(23)	23	(69)
Reclassification adjustment included in net income, net of taxes of $1 and $1	3	3
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(43) and $69	(152)	258
Reclassification adjustment included in net income, net of taxes of $3 and $4	12	15
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(160) and $(152)	(491)	(465)
Other comprehensive income (loss)	(412)	(239)
Total comprehensive income	4,041	4,925
Less: Total comprehensive income attributable to noncontrolling interest	(225)	(354)
Total Comprehensive Income Attributable to AT&T	$3,816	$4,571
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$2,821	$3,701
Accounts receivable – net of related allowances for credit loss of $619 and $588	10,214	11,466
Inventories	2,791	3,123
Prepaid and other current assets	14,077	14,818
Total current assets	29,903	33,108
Property, plant and equipment	330,486	329,630
Less: accumulated depreciation and amortization	(202,028)	(202,185)
Property, Plant and Equipment – Net	128,458	127,445
Goodwill – Net	67,895	67,895
Licenses – Net	124,502	124,092
Other Intangible Assets – Net	5,346	5,354
Investments in and Advances to Equity Affiliates	2,810	3,533
Operating Lease Right-Of-Use Assets	21,619	21,814
Other Assets	20,340	19,612
Total Assets	$400,873	$402,853
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$13,757	$7,467
Note payable to DIRECTV	—	130
Accounts payable and accrued liabilities	38,389	42,644
Advanced billings and customer deposits	3,922	3,918
Dividends payable	2,082	2,014
Total current liabilities	58,150	56,173
Long-Term Debt	123,727	128,423
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	57,294	57,032
Postemployment benefit obligation	7,060	7,260
Operating lease liabilities	18,413	18,659
Other noncurrent liabilities	27,883	28,849
Total deferred credits and other noncurrent liabilities	110,650	111,800
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at March 31, 2023 and December 31, 2022):
Series A (48,000 issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Series B (20,000 issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Series C (70,000 issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2023 and December 31, 2022: issued 7,620,748,598 at March 31, 2023 and December 31, 2022)	7,621	7,621
Additional paid-in capital	120,774	123,610
Retained (deficit) earnings	(15,187)	(19,415)
Treasury stock (471,514,050 at March 31, 2023 and 493,156,816 at December 31, 2022, at cost)	(16,166)	(17,082)
Accumulated other comprehensive income	2,354	2,766
Noncontrolling interest	8,950	8,957
Total stockholders’ equity	108,346	106,457
Total Liabilities and Stockholders’ Equity	$400,873	$402,853
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2023	2022
Operating Activities
Income from continuing operations	$4,453	$5,149
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4,631	4,462
Provision for uncollectible accounts	477	430
Deferred income tax expense	529	1,150
Net (gain) loss on investments, net of impairments	(93)	87
Pension and postretirement benefit expense (credit)	(670)	(940)
Actuarial (gain) loss on pension and postretirement benefits	—	(1,053)
Changes in operating assets and liabilities:
Receivables	620	864
Other current assets	364	244
Accounts payable and other accrued liabilities	(3,409)	(2,651)
Equipment installment receivables and related sales	(243)	541
Deferred customer contract acquisition and fulfillment costs	(22)	(259)
Postretirement claims and contributions	(89)	(97)
Other - net	130	(297)
Total adjustments	2,225	2,481
Net Cash Provided by Operating Activities from Continuing Operations	6,678	7,630
Investing Activities
Capital expenditures	(4,335)	(4,568)
Acquisitions, net of cash acquired	(291)	(9,244)
Dispositions	15	7
Distributions from DIRECTV in excess of cumulative equity in earnings	774	1,315
Other - net	19	32
Net Cash Used in Investing Activities from Continuing Operations	(3,818)	(12,458)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(536)	2,285
Issuance of other short-term borrowings	3,627	2,593
Repayment of other short-term borrowings	—	(3,407)
Issuance of long-term debt	3,366	479
Repayment of long-term debt	(5,945)	(790)
Repayment of note payable to DIRECTV	(130)	(294)
Payment of vendor financing	(2,113)	(1,566)
Purchase of treasury stock	(188)	(197)
Issuance of treasury stock	3	26
Dividends paid	(2,014)	(3,749)
Other - net	219	(930)
Net Cash Used in Financing Activities from Continuing Operations	(3,711)	(5,550)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(851)	(10,378)
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	—	(1,898)
Cash provided by (used in) investing activities	—	(193)
Cash provided by (used in) financing activities	—	29,801
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	—	27,710
Net (decrease) increase in cash and cash equivalents and restricted cash	$(851)	$17,332
Cash and cash equivalents and restricted cash beginning of year	3,793	21,316
Cash and Cash Equivalents and Restricted Cash End of Period	$2,942	$38,648
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2023		March 31, 2022
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$123,610		$130,112
Preferred stock dividends		(98)		—
Common stock dividends ($0.2775 per share in 2023)		(2,002)		—
Issuance of treasury stock		(365)		(126)
Share-based payments		(371)		(349)
Balance at end of period		$120,774		$129,637
Retained (Deficit) Earnings
Balance at beginning of period		$(19,415)		$42,350
Net income attributable to AT&T		4,228		4,810
Preferred stock dividends		—		(99)
Common stock dividends ($0.2775 per share in 2022)		—		(2,020)
Balance at end of period		$(15,187)		$45,041
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2023		March 31, 2022
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(493)	$(17,082)	(480)	$(17,280)
Repurchase and acquisition of common stock	(10)	(188)	(8)	(197)
Reissuance of treasury stock	31	1,104	26	924
Balance at end of period	(472)	$(16,166)	(462)	$(16,553)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$2,766		$3,529
Other comprehensive income attributable to AT&T		(412)		(239)
Balance at end of period		$2,354		$3,290
Noncontrolling Interest
Balance at beginning of period		$8,957		$17,523
Net income attributable to noncontrolling interest		225		354
Redemption of noncontrolling interest		—		(16)
Distributions		(232)		(341)
Balance at end of period		$8,950		$17,520
Total Stockholders' Equity at beginning of period		$106,457		$183,855
Total Stockholders' Equity at end of period		$108,346		$186,556
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation. Unless otherwise noted, the information in Notes 1 through 13 refer only to our continuing operations and do not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic Ltd., which were part of discontinued operations.

Accounting Policies, Adopted and Pending Accounting Standards and Other Changes

Supplier Finance Obligations As of January 1, 2023, we adopted, with retrospective application, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04), which establishes interim and annual reporting disclosure requirements about a company’s supplier finance programs for its purchase of goods and services. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. The annual rollforward requirement becomes effective for annual periods beginning after December 15, 2023, with prospective application. The standard allows early adoption of this requirement. In the year of adoption, the disclosure of payment and other key terms under the programs and outstanding balances under the obligations also applies to interim reporting dates.

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, is shown in the table below:

	Three months ended
	March 31,
	2023	2022
Numerators
Numerator for basic earnings per share:
Income from continuing operations, net of tax	$4,453	$5,149
Net income from continuing operations attributable to noncontrolling interests	(225)	(354)
Preferred Stock Dividends	(52)	(48)
Income from continuing operations attributable to common stock	4,176	4,747
Income from discontinued operations attributable to common stock	—	15
Net Income Attributable to Common Stock	$4,176	$4,762
Dilutive potential common shares:
Mobility preferred interests	72	140
Share-based payment	4	6
Numerator for diluted earnings per share	$4,252	$4,908
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,168	7,184
Dilutive potential common shares:
Mobility preferred interests (in shares)	284	337
Share-based payment (in shares)	22	35
Denominator for diluted earnings per share	7,474	7,556

Under ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), the ability to settle our Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) in stock is reflected in our diluted earnings per share calculation. While our intent is to settle the Mobility preferred interests in cash, the ability to settle this instrument in AT&T shares will result in additional dilutive impact, the magnitude of which is influenced by the fair value of the Mobility preferred interests and the average AT&T common stock price during the reporting period, which could vary from period-to-period. On April 5, 2023, we repurchased the remaining Mobility preferred interests and our calculation of diluted earnings per share will not reflect the dilutive potential of these instruments for the quarterly periods after the repurchase.

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	193		23		(152)		—		64
Amounts reclassified from accumulated OCI	—	1	3	1	12	2	(491)	3	(476)
Net other comprehensive income (loss)	193		26		(140)		(491)		(412)
Balance as of March 31, 2023	$(1,607)		$(64)		$(2,138)		$6,163		$2,354

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	19		(69)		258		—		208
Amounts reclassified from accumulated OCI	—	1	3	1	15	2	(465)	3	(447)
Net other comprehensive income (loss)	19		(66)		273		(465)		(239)
Balance as of March 31, 2022	$(1,945)		$(21)		$(1,149)		$6,405		$3,290
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
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Effective for the first quarter of 2023, we no longer record prior service credits to our individual business units or the corresponding charge to Corporate and Other, and segment operating expenses were recast to remove prior service credits from our historical reporting. Prior service credits are, and will continue to be, recorded as other income in our consolidated income statement in accordance with GAAP. This recast increased Communications segment operations and support expenses by approximately $2,400 for full-year 2022. Correspondingly, this recast lowered administrative expenses within Corporate and Other, with no change on a consolidated basis.

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
•Consumer Wireline provides broadband services, including fiber connections that now provide our multi-gig services to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

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
•Securitization fees associated with our sales of receivables (see Note 8).
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
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,582	$12,213	$8,369	$2,098	$6,271
Business Wireline	5,331	3,623	1,708	1,330	378
Consumer Wireline	3,239	2,284	955	861	94
Total Communications	29,152	18,120	11,032	4,289	6,743
Latin America - Mexico	883	738	145	175	(30)
Segment Total	30,035	18,858	11,177	4,464	6,713
Corporate and Other
Corporate:
DTV-related retained costs	—	169	(169)	144	(313)
Parent administration support	(9)	374	(383)	1	(384)
Securitization fees	19	121	(102)	—	(102)
Value portfolio	94	28	66	5	61
Total Corporate	104	692	(588)	150	(738)
Certain significant items	—	(44)	44	17	27
Total Corporate and Other	104	648	(544)	167	(711)
AT&T Inc.	$30,139	$19,506	$10,633	$4,631	$6,002

For the three months ended March 31, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,075	$12,327	$7,748	$2,059	$5,689
Business Wireline	5,640	3,702	1,938	1,299	639
Consumer Wireline	3,161	2,236	925	766	159
Total Communications	28,876	18,265	10,611	4,124	6,487
Latin America - Mexico	690	631	59	161	(102)
Segment Total	29,566	18,896	10,670	4,285	6,385
Corporate and Other
Corporate:
DTV-related retained costs	8	160	(152)	134	(286)
Parent administration support	(12)	347	(359)	6	(365)
Securitization fees	16	82	(66)	—	(66)
Value portfolio	134	37	97	10	87
Total Corporate	146	626	(480)	150	(630)
Certain significant items	—	191	(191)	27	(218)
Total Corporate and Other	146	817	(671)	177	(848)
AT&T Inc.	$29,712	$19,713	$9,999	$4,462	$5,537

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	Three months ended March 31,
	2023	2022
Communications	$6,743	$6,487
Latin America	(30)	(102)
Segment Operating Income	6,713	6,385
Reconciling Items:
Corporate	(738)	(630)
Transaction and other costs	—	(98)
Amortization of intangibles acquired	(17)	(27)
Benefit-related gains (losses)	44	(93)
AT&T Operating Income	6,002	5,537
Interest expense	1,708	1,626
Equity in net income of affiliates	538	521
Other income (expense) — net	935	2,157
Income from Continuing Operations Before Income Taxes	$5,767	$6,589

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended March 31, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,483	$—	$—	$591	$—	$16,074
Business service	—	5,200	—	—	—	5,200
Broadband	—	—	2,527	—	—	2,527
Legacy voice and data	—	—	396	—	83	479
Other	—	—	316	—	21	337
Total Service	15,483	5,200	3,239	591	104	24,617
Equipment	5,099	131	—	292	—	5,522
Total	$20,582	$5,331	$3,239	$883	$104	$30,139

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$14,724	$—	$—	$490	$—	$15,214
Business service	—	5,478	—	—	—	5,478
Broadband	—	—	2,355	—	—	2,355
Legacy voice and data	—	—	460	—	89	549
Other	—	—	346	—	57	403
Total Service	14,724	5,478	3,161	490	146	23,999
Equipment	5,351	162	—	200	—	5,713
Total	$20,075	$5,640	$3,161	$690	$146	$29,712

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our Mobility, Business Wireline, and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2023	2022
Deferred Acquisition Costs
Prepaid and other current assets	$2,988	$2,893
Other Assets	3,962	3,913
Total deferred customer contract acquisition costs	$6,950	$6,806
Deferred Fulfillment Costs
Prepaid and other current assets	$2,433	$2,481
Other Assets	4,133	4,206
Total deferred customer contract fulfillment costs	$6,566	$6,687

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2023	2022
Deferred acquisition cost amortization	$830	$663
Deferred fulfillment cost amortization	678	664
Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration. The contract asset will decrease as services are provided and billed. For example, when installment sales include promotional discounts (e.g., “buy one get one free”), the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

Our contract assets primarily relate to our wireless businesses. Promotional equipment sales where we offer handset credits, which are allocated between equipment and service in proportion to their standalone selling prices, when customers commit to a

AT&T INC.
MARCH 31, 2023

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2023	2022
Contract asset	$5,812	$5,512
Current portion in “Prepaid and other current assets”	3,058	2,941
Contract liability	4,158	4,170
Current portion in “Advanced billings and customer deposits”	3,818	3,816

Our contract asset balances for the quarter ended March 31, 2023 and December 31, 2022 reflect increased promotional equipment sales in our wireless business.

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $2,821.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,722, of which we expect to recognize approximately 70% by the end of 2024, with the balance recognized thereafter.
NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2023.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required.

AT&T INC.
MARCH 31, 2023

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

	Three months ended
	March 31,
	2023	2022
Pension cost:
Service cost – benefits earned during the period	$121	$183
Interest cost on projected benefit obligation	516	320
Expected return on assets	(714)	(868)
Amortization of prior service credit	(33)	(33)
Net pension (credit) cost before remeasurement	(110)	(398)
Actuarial (gain) loss	—	(1,012)
Net pension (credit) cost	$(110)	$(1,410)

Postretirement cost:
Service cost – benefits earned during the period	$6	$9
Interest cost on accumulated postretirement benefit obligation	85	63
Expected return on assets	(33)	(32)
Amortization of prior service credit	(618)	(582)
Net postretirement (credit) cost	$(560)	$(542)
Combined net pension and postretirement (credit) cost	$(670)	$(1,952)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $19 and $12 for the first quarter ended 2023 and 2022, respectively, predominantly due to higher interest costs.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2022.

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$132,260	$126,075	$133,207	$122,524
Commercial paper	3,258	3,258	866	866
Investment securities[2]	2,762	2,762	2,692	2,692
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2023 and December 31, 2022. Derivatives designated as hedging instruments are reflected as “Other Assets,” “Other noncurrent liabilities,” “Prepaid and other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$986	$—	$—	$986
International equities	184	—	—	184
Fixed income equities	203	—	—	203
Available-for-Sale Debt Securities	—	1,214	—	1,214
Asset Derivatives
Interest rate swaps	—	7	—	7
Cross-currency swaps	—	45	—	45
Liability Derivatives
Cross-currency swaps	—	(5,485)	—	(5,485)
Foreign exchange contracts	—	(20)	—	(20)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$995	$—	$—	$995
International equities	198	—	—	198
Fixed income equities	189	—	—	189
Available-for-Sale Debt Securities	—	1,132	—	1,132
Asset Derivatives
Cross-currency swaps	—	28	—	28
Liability Derivatives
Cross-currency swaps	—	(6,010)	—	(6,010)
Foreign exchange contracts	—	(23)	—	(23)

AT&T INC.
MARCH 31, 2023

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2023	2022
Total gains (losses) recognized on equity securities	$83	$(95)
Gains (losses) recognized on equity securities sold	4	(7)
Unrealized gains (losses) recognized on equity securities held at end of period	$79	$(88)

At March 31, 2023, available-for-sale debt securities totaling $1,214 have maturities as follows - less than one year: $39; one to three years: $192; three to five years: $167; five or more years: $816.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2023 and 2022, no ineffectiveness was measured on fair value hedges.

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Cash Flow Hedging We designate some of our cross-currency swaps as cash flow hedges to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk and interest rate risk generated from our foreign-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign denominated interest rate to a fixed U.S. dollar denominated interest rate.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2023, we had posted collateral of $50 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in March, we would have been required to post additional collateral of $55. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $5,348. At December 31, 2022, we had posted collateral of $886 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2023	2022
Interest rate swaps	$1,750	$—
Cross-currency swaps	37,908	38,213
Foreign exchange contracts	617	617
Total	$40,275	$38,830

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2023	2022
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$7	$(1)
Gain (loss) on long-term debt	(7)	1
Cross-currency swaps:
Gain (loss) on cross-currency swaps	380	(37)
Gain (loss) on long-term debt	(380)	37
Gain (loss) recognized in accumulated OCI	(182)	9
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	7	—
Gain (loss) on long-term debt	(7)	—
Gain (loss) recognized in accumulated OCI	(3)	—

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”
The following table presents information for our cash flow hedging relationships:

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2023	2022
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$(10)	$315
Foreign exchange contracts:
Gain (loss) recognized in accumulated OCI	—	3
Other income (expense) - net reclassified from accumulated OCI into income	—	1
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(20)

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

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables during the three months ended March 31, 2023 and 2022 that are included in cash flows from operating activities:

	Three months ended
	March 31,
	2023	2022
Net cash received from equipment installment receivables[1]	$10	$1,026
Net cash (paid) received from other programs	(114)	288
Total net cash impact to cash flows from operating activities	$(104)	$1,314
[1]Net cash from initial sales of $2,529 and $3,316 during the three months ended March 31, 2023 and 2022, respectively.

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

The following table sets forth a summary of the equipment installment receivables and accounts being serviced:

	March 31, 2023	December 31, 2022
Gross receivables:	$4,109	$4,165
Balance sheet classification
Accounts receivable
Notes receivable	1,387	1,789
Trade receivables	610	522
Other Assets
Noncurrent notes and trade receivables	2,112	1,854

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,221	$11,030
Cash proceeds received, net of remittances[1]	8,529	8,519
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
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program during the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Gross receivables sold[1]	$2,560	$3,601
Net receivables sold[2]	2,438	3,478
Cash proceeds received	2,529	3,316
Deferred purchase price recorded	—	245
Guarantee obligation recorded	206	152
[1]Receivables net of promotion credits.
[2]Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Fair value of repurchased receivables	$541	$905
Carrying value of deferred purchase price	542	902
Gain (loss) on repurchases[1]	$(1)	$3
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At March 31, 2023 and December 31, 2022, our deferred purchase price receivable was $2,451 and $2,318, respectively, of which $1,395 and $1,278 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2023 and December 31, 2022 was $399 and $419, respectively, of which $55 and $73 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

NOTE 9. LEASES

We have operating and finance leases for certain facilities and equipment used in operations. Our leases generally have remaining lease terms of up to 15 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the lease within one year.

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
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components of lease expense were as follows:

	Three months ended
	March 31,
	2023	2022
Operating lease cost	$1,395	$1,347

Finance lease cost:
Amortization of right-of-use assets	$57	$45
Interest on lease obligation	46	37
Total finance lease cost	$103	$82

The following table provides supplemental cash flows information related to leases:

	Three months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$1,166	$1,173
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	707	689

The following tables set forth supplemental balance sheet information related to leases:

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$21,619	$21,814

Accounts payable and accrued liabilities	$3,530	$3,547
Operating lease obligation	18,413	18,659
Total operating lease obligation	$21,943	$22,206
Finance Leases
Property, plant and equipment, at cost	$2,972	$2,770
Accumulated depreciation and amortization	(1,314)	(1,224)
Property, plant and equipment, net	$1,658	$1,546

Current portion of long-term debt	$209	$170
Long-term debt	1,758	1,647
Total finance lease obligation	$1,967	$1,817

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	March 31,
	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating leases	8.1	8.2
Finance leases	7.3	8.5

Weighted-Average Discount Rate
Operating leases	3.8%	3.7%
Finance leases	7.8%	8.1%

The following table provides the expected future minimum maturities of lease obligations:

At March 31, 2023	Operating	Finance
	Leases	Leases
Remainder of 2023	$3,537	$273
2024	4,309	364
2025	3,652	367
2026	2,942	309
2027	2,415	306
Thereafter	9,427	1,091
Total lease payments	26,282	2,710
Less: imputed interest	(4,339)	(743)
Total	$21,943	$1,967

NOTE 10. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party.

Our share of DIRECTV’s earnings included in equity in net income of affiliates was $534 and $522 for the three months ended March 31, 2023 and 2022, respectively. Cash distributions from DIRECTV for the first three months of 2023 totaled $1,308, with $534 classified as operating activities and $774 classified as investing activities in our consolidated statement of cash flows versus total cash distributions of $1,837 ($522 operating and $1,315 investing) in the comparable prior period. Our investment in DIRECTV at March 31, 2023 was $2,142.

During the first three months of 2023, we repaid all outstanding notes payable to DIRECTV.

We provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the three months ended March 31, 2023, we billed DIRECTV approximately $240 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of $169 in the first quarter of 2023.

At March 31, 2023, we had accounts receivable from DIRECTV of $320 and accounts payable to DIRECTV of $80.

We are not committed, implicitly or explicitly to provide financial or other support, other than as noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 11. SUPPLIER AND VENDOR FINANCING PROGRAMS

Supplier Financing Program
We actively manage the timing of our supplier payments for operating items to optimize the use of our cash and seek to make payments on 90-day or greater terms, while providing suppliers with access to bank facilities that permit earlier payment at their cost. Our supplier financing program does not result in changes to our normal, contracted payment cycles or cash from operations.

At the supplier’s election, they can receive payment of AT&T obligations prior to the scheduled due dates, at a discounted price to the third-party financial institution. The discounted price paid by participating suppliers is based on a variable rate that is indexed to the overnight borrowing rate. We agree to pay the financial institution the stated amount generally within 90 days of receipt of the invoice. We do not have pledged assets or other guarantees under our supplier financing program.

Based on data from our financial institution partners, suppliers had elected to sell $2,557 of our outstanding payment obligations as of March 31, 2023 and $2,869 as of December 31, 2022, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). All payments are due within one year. We had $5,129 of direct supplier financing outstanding at March 31, 2023 and $5,486 as of December 31, 2022, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the three months ended March 31, 2023 and 2022, we recorded vendor financing commitments related to capital investments of approximately $1,021 and $954, respectively. We had $5,003 vendor financing payables at March 31, 2023, with $3,531 included in “Accounts payable and accrued liabilities” and $6,147 vendor financing payables at December 31, 2022, with $4,592 included in “Accounts payable and accrued liabilities.”

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents from continuing operations	$2,821	$17,084	$3,701	$19,223
Cash and cash equivalents from discontinued operations	—	21,481	—	1,946
Restricted cash in Prepaid and other current assets	1	2	1	3
Restricted cash in Other Assets	120	81	91	144
Cash and Cash Equivalents and Restricted Cash	$2,942	$38,648	$3,793	$21,316

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Three months ended
	March 31,
Cash paid (received) during the period for:	2023	2022
Interest	$1,971	$2,154
Income taxes, net of refunds	10	72

The following table summarizes capital expenditures:
	Three months ended
	March 31,
	2023	2022
Purchase of property and equipment	$4,291	$4,532
Interest during construction - capital expenditures[1]	44	36
Total Capital Expenditures	$4,335	$4,568

The following table summarizes acquisitions, net of cash acquired:
	Three months ended
	March 31,
	2023	2022
Business acquisitions	$—	$—
Spectrum acquisitions	63	8,956
Interest during construction - spectrum[1]	228	288
Total Acquisitions	$291	$9,244
[1] Total capitalized interest was $272 and $324 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 13. SUBSEQUENT EVENTS

Telco LLC Preferred Interests
In April 2023, we expanded our September 2020 sale of Telco LLC cumulative preferred interests and issued an additional $5,250 of nonconvertible cumulative preferred interests (Class A-2 and A-3, collectively the “April preferreds”). Cumulative preferred interests in our Telco LLC total $7,250, collectively the “Telco preferred interests” (see Note 16 to AT&T’s 2022 Annual Report on Form 10-K). The April preferreds pay an initial preferred distribution of 6.85% annually, subject to declaration and subject to reset on November 1, 2027, and every seven years thereafter. We can call the Telco preferred interests at the issue price beginning September 29, 2027. The holders of the Telco preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of members’ equity are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes.

Mobility II Preferred Interests
In April 2023, we accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) for a purchase price, including accrued and unpaid distributions, of $5,414. At March 31, 2023, the Mobility preferred interests had a redemption value of $5,320, with approximately $2,650 recorded in “Accounts payable and accrued liabilities” and $2,670 recorded in “Other noncurrent liabilities.” The repurchase was funded with proceeds from the April preferreds.

AT&T Pension Benefit Plan
On April 26, 2023, AT&T and State Street Global Advisors Trust Company, as independent fiduciary of the AT&T Pension Benefit Plan (Plan), entered into a commitment agreement with subsidiaries of Athene Holding Ltd. (Athene) under which

AT&T INC.
MARCH 31, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

AT&T agreed to purchase nonparticipating single premium group annuity contracts that will transfer to Athene approximately $8,050 of the Plan’s defined benefit pension obligations related to certain retirees, participants and beneficiaries under the Plan.

The purchase of the group annuity contracts is expected to close on May 3, 2023. The contracts cover approximately 96,000 AT&T participants and beneficiaries (Transferred Participants). Under the group annuity contracts, Athene, through its wholly-owned subsidiaries Athene Annuity and Life Company and Athene Annuity & Life Assurance Company of New York, has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant beginning with their August 2023 pension payments. The transaction will result in no changes to the amount of pension benefits payable to the Transferred Participants.

The purchase of the group annuity contracts will be funded directly by assets of the Plan via the pension trust underlying the Plan and requires no cash or asset contributions by AT&T. As a result of the transaction, we expect to recognize a one-time non-cash pre-tax pension settlement gain of approximately $350 in the second quarter of 2023. The actual gain will depend on finalization of the actuarial and other assumptions. We expect to transfer approximately $8,050 of benefit obligation and related plan assets upon close of the transaction and that the funded status of the Plan is not expected to change due to this transaction.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OVERVIEW
AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document. AT&T products and services are provided or offered by subsidiaries and affiliates of AT&T Inc. under the AT&T brand and not by AT&T Inc., and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. Unless otherwise noted, this discussion refers only to our continuing operations and does not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic Ltd., which were part of discontinued operations. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (Notes).

We have two reportable segments: Communications and Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

	First Quarter
			Percent
	2023	2022	Change
Operating Revenues
Communications	$29,152	$28,876	1.0%
Latin America - Mexico	883	690	28.0
Corporate and Other:
Corporate	104	146	(28.8)
AT&T Operating Revenues	$30,139	$29,712	1.4%

Operating Income
Communications	$6,743	$6,487	3.9%
Latin America - Mexico	(30)	(102)	70.6
Segment Operating Income	6,713	6,385	5.1
Corporate	(738)	(630)	(17.1)
Certain significant items	27	(218)	—
AT&T Operating Income	$6,002	$5,537	8.4%

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

Effective for the first quarter of 2023, we no longer record prior service credits to our individual business units or the corresponding charge to Corporate and Other, and segment operating expenses were recast to remove prior service credits from our historical reporting. Prior service credits are, and will continue to be, recorded as other income in our consolidated income statement in accordance with U.S. generally accepted accounting principles. This recast increased Communications segment operations and support expenses by approximately $2,400 for full-year 2022. Correspondingly, this recast lowered administrative expenses within Corporate and Other, with no change on a consolidated basis.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	First Quarter
			Percent
	2023	2022	Change
Operating Revenues
Service	$24,617	$23,999	2.6%
Equipment	5,522	5,713	(3.3)
Total Operating Revenues	30,139	29,712	1.4

Operating expenses
Operations and support	19,506	19,713	(1.1)
Depreciation and amortization	4,631	4,462	3.8
Total Operating Expenses	24,137	24,175	(0.2)
Operating Income	6,002	5,537	8.4
Interest expense	1,708	1,626	5.0
Equity in net income of affiliates	538	521	3.3
Other income (expense) - net	935	2,157	(56.7)
Income from Continuing Operations Before Income Taxes	5,767	6,589	(12.5)
Income from Continuing Operations	$4,453	$5,149	(13.5)%

Operating revenues increased in the first quarter of 2023, reflecting growth in Mobility, Mexico and Consumer Wireline revenues, partially offset by continued declines in Business Wireline revenues.

Operations and support expenses decreased in the first quarter of 2023, reflecting the benefits of our continued transformation efforts, mostly offset by inflationary increases. In particular, operating expense declines were driven by lower domestic wireless equipment and associated selling costs from lower sales volumes, absence of first-quarter 2022 3G network shutdown costs, lower personnel costs and higher returns on benefit-related assets. Expense decreases were partially offset by higher amortization of deferred customer acquisition costs and increased bad debt expense.

Depreciation and amortization expense increased in the first quarter of 2023.
Depreciation expense increased $161, or 3.6%, in the first quarter of 2023 primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Amortization expense increased $8, or 22.9%, in the first quarter of 2023 primarily due to the amortization of wireless licenses in Mexico offset by lower amortization of intangible assets from previous acquisitions.

Operating income increased in the first quarter of 2023. Our operating income margin for the first quarter increased from 18.6% in 2022 to 19.9% in 2023, reflecting lower equipment revenues which have lower margins.
Interest expense increased in the first quarter of 2023, primarily due to higher interest rates and lower capitalized interest associated with spectrum acquisitions. Interest expense in 2023 also includes the reclassification of Mobility preferred interests distributions, previously recorded as noncontrolling interest. These items were partially offset by lower debt balances.

Equity in net income of affiliates increased in the first quarter of 2023, primarily due to the performance of our investment in DIRECTV, which included a gain on a sale-leaseback transaction of approximately $100 in the first quarter of 2023 (see Note 10).

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other income (expense) – net decreased in the first quarter of 2023. The decrease in the first quarter was primarily driven by the recognition of $1,053 actuarial gain in the first quarter of 2022, with no comparative actuarial remeasurement in the first quarter of 2023. Also contributing to the decrease were lower pension and postretirement benefit credits in 2023, primarily driven by higher interest costs from discount rate increases (see Note 6). Partially offsetting the decreases were higher returns on other benefit-related investments.

Income tax expense decreased in the first quarter of 2023. The decrease in the first quarter was primarily driven by lower income before income tax. Our effective tax rate was 22.8% in the first quarter of 2023, versus 21.9% in the comparable period in the prior year.

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2023	2022	Change
Segment Operating Revenues
Mobility	$20,582	$20,075	2.5%
Business Wireline	5,331	5,640	(5.5)
Consumer Wireline	3,239	3,161	2.5
Total Segment Operating Revenues	$29,152	$28,876	1.0%

Segment Operating Income
Mobility	$6,271	$5,689	10.2%
Business Wireline	378	639	(40.8)
Consumer Wireline	94	159	(40.9)
Total Segment Operating Income	$6,743	$6,487	3.9%

Selected Subscribers and Connections
	March 31,
(000s)	2023	2022
Mobility Subscribers	222,839	196,616
Total domestic broadband connections	15,345	15,533
Network access lines in service	4,938	5,956
U-verse VoIP connections	2,835	3,227

Operating revenues increased in the first quarter of 2023, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service revenue growth and gains in broadband service. Business Wireline continues to reflect lower demand for legacy services and product simplification.

Operating income increased in the first quarter of 2023, reflecting increases in our Mobility business unit, offset by lower operating income from our Business Wireline and Consumer Wireline business units in the first quarter. Our Communications segment operating income margin in the first quarter increased from 22.5% in 2022 to 23.1% in 2023.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2023	2022	Change
Operating revenues
Service	$15,483	$14,724	5.2%
Equipment	5,099	5,351	(4.7)
Total Operating Revenues	20,582	20,075	2.5

Operating expenses
Operations and support	12,213	12,327	(0.9)
Depreciation and amortization	2,098	2,059	1.9
Total Operating Expenses	14,311	14,386	(0.5)
Operating Income	$6,271	$5,689	10.2%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	March 31,		Percent
(in 000s)	2023	2022	Change
Postpaid	85,421	81,639	4.6%
Postpaid phone	70,049	67,518	3.7
Prepaid	19,200	18,859	1.8
Reseller	6,192	5,383	15.0
Connected devices[1]	112,026	90,735	23.5
Total Mobility Subscribers[2]	222,839	196,616	13.3%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at March 31, 2023 includes an increase of 295 subscribers and connections (206 postpaid, including 74 phone, and 89 connected devices) resulting from our 3G network shutdown.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	First Quarter
			Percent
(in 000s)	2023	2022	Change
Postpaid Phone Net Additions	424	691	(38.6)%
Total Phone Net Additions	464	804	(42.3)

Postpaid[2]	542	965	(43.8)
Prepaid	40	116	(65.5)
Reseller	108	(17)	—
Connected devices[3]	4,457	4,468	(0.2)
Mobility Net Subscriber Additions[1]	5,147	5,532	(7.0)%

Postpaid Churn[4]	0.99%	0.94%	5	BP
Postpaid Phone-Only Churn[4]	0.81%	0.79%	2	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (18) and 31 for the quarter ended March 31, 2023 and 2022. Wearables and other net adds were 136 and 243 for the quarter ended March 31, 2023 and 2022.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were approximately 2,700 and 1,900 for the quarter ended March 31, 2023 and March 31, 2022.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the first quarter 2023. The increases are largely due to growth from subscriber gains and postpaid average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in the first quarter of 2023. ARPU during 2023 reflects pricing actions, improved international roaming and customers shifting to higher priced unlimited plans, partially offset by the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher for the first quarter due to a return to pre-pandemic consumer behavior as well as pricing actions and the resulting increase in voluntary disconnects.

Equipment revenue decreased in the first quarter of 2023, primarily driven by a lower volume of devices sold.

Operations and support expenses decreased in the first quarter of 2023 largely due to lower equipment costs driven by lower device sales, first-quarter 2022 3G network shutdown costs and lower HBO Max licensing fees. These decreases were offset by higher amortization of deferred customer acquisition costs and increased network and customer support, marketing and bad debt expenses.

Depreciation expense increased in the first quarter of 2023, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income increased in the first quarter of 2023. Our Mobility operating income margin in the first quarter increased from 28.3% in 2022 to 30.5% in 2023. Our Mobility EBITDA margin in the first quarter increased from 38.6% in 2022 to 40.7% in 2023. EBITDA is defined as operating income excluding depreciation and amortization.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Business Wireline Results
	First Quarter
			Percent
	2023	2022	Change
Operating revenues
Service	$5,200	$5,478	(5.1)%
Equipment	131	162	(19.1)
Total Operating Revenues	5,331	5,640	(5.5)

Operating expenses
Operations and support	3,623	3,702	(2.1)
Depreciation and amortization	1,330	1,299	2.4
Total Operating Expenses	4,953	5,001	(1.0)
Operating Income	$378	$639	(40.8)%

Service revenues decreased in the first quarter of 2023, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue.

Equipment revenues decreased in the first quarter of 2023, driven by declines in legacy and non-core services which we expect to continue.

Operations and support expenses decreased in the first quarter of 2023, primarily due to our continued efforts to drive efficiencies in our network operations through automation, reductions in customer support expenses through digitization and proactive rationalization of low profit margin products. Expense declines were also driven by lower personnel costs associated with ongoing transformation initiatives, and lower network access costs and marketing expenses. The declines were partially offset by favorable compensation true-ups in the first quarter of 2022. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2023 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the first quarter of 2023, primarily due to ongoing capital investment for strategic initiatives such as fiber.

Operating income decreased in the first quarter of 2023. Our Business Wireline operating income margin in the first quarter decreased from 11.3% in 2022 to 7.1% in 2023. Our Business Wireline EBITDA margin in the first quarter decreased from 34.4% in 2022 to 32.0% in 2023.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	First Quarter
			Percent
	2023	2022	Change
Operating revenues
Broadband	$2,527	$2,355	7.3%
Legacy voice and data services	396	460	(13.9)
Other service and equipment	316	346	(8.7)
Total Operating Revenues	3,239	3,161	2.5

Operating expenses
Operations and support	2,284	2,236	2.1
Depreciation and amortization	861	766	12.4
Total Operating Expenses	3,145	3,002	4.8
Operating Income	$94	$159	(40.9)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	March 31,		Percent
(in 000s)	2023	2022	Change
Broadband Connections
Total Broadband and DSL Connections	13,949	14,148	(1.4)%
Broadband	13,730	13,850	(0.9)
Fiber Broadband Connections	7,487	6,281	19.2

Voice Connections
Retail Consumer Switched Access Lines	1,921	2,324	(17.3)
U-verse Consumer VoIP Connections	2,212	2,628	(15.8)
Total Retail Consumer Voice Connections	4,133	4,952	(16.5)%

Broadband Net Additions
	First Quarter
			Percent
(in 000s)	2023	2022	Change
Total Broadband and DSL Net Additions	(42)	(12)	—%
Broadband Net Additions	(23)	5	—
Fiber Broadband Net Additions	272	289	(5.9)%

Broadband revenues increased in the first quarter of 2023, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in the first quarter of 2023, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in the first quarter of 2023, reflecting the continued decline in the number of VoIP customers.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operations and support expenses increased in the first quarter, primarily driven by higher network and customer support costs and higher amortization of deferred acquisition costs and favorable compensation true-ups in the first quarter of 2022. Expense increases were offset by lower sales and advertising costs and lower HBO Max licensing fees.

Depreciation expense increased in the first quarter of 2023, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion.

Operating income decreased in the first quarter of 2023. Our Consumer Wireline operating income margin in the first quarter decreased from 5.0% in 2022 to 2.9% in 2023. Our Consumer Wireline EBITDA margin in the first quarter increased from 29.3% in 2022 to 29.5% in 2023.

LATIN AMERICA SEGMENT	First Quarter
	2023	2022	Percent Change
Segment Operating Revenues
Service	$591	$490	20.6%
Equipment	292	200	46.0
Total Segment Operating Revenues	883	690	28.0

Segment Operating Expenses
Operations and support	738	631	17.0
Depreciation and amortization	175	161	8.7
Total Segment Operating Expenses	913	792	15.3
Operating Income (Loss)	$(30)	$(102)	70.6%

The following tables highlight other key measures of performance for Mexico:

Subscribers
	March 31,		Percent
(in 000s)	2023	2022	Change
Mexico Wireless Subscribers
Postpaid	4,973	4,810	3.4%
Prepaid	16,146	15,235	6.0
Reseller	494	458	7.9
Total Mexico Wireless Subscribers	21,613	20,503	5.4%

Mexico Wireless Net Additions
	First Quarter
			Percent
(in 000s)	2023	2022	Change
Mexico Wireless Net Additions
Postpaid	49	3	—%
Prepaid	(58)	178	—
Reseller	19	(40)	—
Total Mexico Wireless Net Additions	10	141	(92.9)%

Service revenues increased in the first quarter of 2023 reflecting favorable foreign exchange, higher wholesale revenues and growth in subscribers.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Equipment revenues increased in the first quarter of 2023 driven by higher equipment sales and favorable foreign exchange impacts.

Operations and support expenses increased in the first quarter of 2023 driven by unfavorable impact of foreign exchange, increased equipment costs resulting from higher sales, and increased bad debt expense. Approximately 5% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the first quarter of 2023, driven by unfavorable impact of foreign exchange.

Operating income improved in the first quarter of 2023. Our Mexico operating income margin in the first quarter increased from (14.8)% in 2022 to (3.4)% in 2023. Our Mexico EBITDA margin in the first quarter increased from 8.6% in 2022 to 16.4% in 2023.

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

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriates $65,000 to support broadband deployment and adoption, including $42,500 administered by the National Telecommunications and Information Agency (NTIA) in state grants for broadband deployment projects, $1,000 for middle mile broadband infrastructure, and $1,500 for digital equity programs. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program. The ACP provides qualifying customers up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

assist with their internet bill. These funds are in addition to or replacements for other significant pandemic-related funds designated or that could be used for broadband deployment and subscription. AT&T is a participating provider in the ACP program and is participating in deployment programs where appropriate. Absent additional funding, at present pace the ACP fund will likely exhaust in 2024.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions, including at the federal level. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

Wireless Industry-wide network densification and 5G technology expansion efforts, which are needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment. This increases the importance of local permitting processes that allow for the placement of small cell equipment in the public right-of-way on reasonable timelines and terms. Between 2018 and 2020, the FCC adopted multiple Orders streamlining federal, state, and local wireless structure review processes that had the tendency to delay and impede deployment of small cell and related infrastructure used to provide telecommunications and broadband services. The key elements of these orders have been affirmed on judicial review. During 2020-2021, we deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we announced on-going construction and continuing deployment of 5G on C-band spectrum in 2022 and beyond. Additional spectrum will be needed industrywide for 5G and future services. The federal government is developing a national spectrum strategy but its ability and intent to make sufficient spectrum available to the industry in needed timeframes remains uncertain.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for three months ended March 31,	2023	2022
Cash provided by operating activities	$6,678	$7,630
Cash used in investing activities	(3,818)	(12,458)
Cash used in financing activities	(3,711)	(5,550)

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$2,821	$3,701
Total debt	137,484	135,890

We had $2,821 in cash and cash equivalents available at March 31, 2023, decreasing $880 since December 31, 2022. Cash and cash equivalents included cash of $1,034 and money market funds and other cash equivalents of $1,787. Approximately $1,078 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

For the first three months of 2023, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of commercial paper and long-term debt and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first three months of 2023, cash provided by operating activities was $6,678, compared to $7,630 for the first three months of 2022, reflecting timing of working capital, including fewer receivable sales.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing was to decrease cash from operating activities $432 and $95 for the three months ended March 31, 2023 and 2022, respectively. All direct supplier financing payments are due within one year. (See Note 11)

Cash Used in or Provided by Investing Activities from Continuing Operations
For the first three months of 2023, cash used in investing activities totaled $3,818 and consisted primarily of $4,335 (including interest during construction) for capital expenditures. During the first three months of 2023, we received a return of investment of $774 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first three months of 2023, vendor financing payments were $2,113, compared to $1,566 for the first three months of 2022. Capital expenditures for the first three months of 2023 were $4,335, and when including $2,113 cash paid for vendor financing, capital investment was $6,448 ($314 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three months of 2023, we placed $1,021 of equipment in service under vendor financing arrangements (compared to $954 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first three months of 2023, cash used in financing activities totaled $3,711 and was comprised of debt issuances and repayments, vendor financing payments, and payments of dividends.

A tabular summary of our debt activities for the three months ended March 31, 2023 is as follows:

Three months ended March 31, 2023
Net commercial paper borrowings	$2,341
Issuance of Notes and Debentures:
USD notes	$1,750
Euro notes	1,321
Other	1,045
Debt Issuances	$4,116

Repayments:
USD notes	$(376)
Euro notes	(1,626)
2025 Term Loan	(2,500)
Other	(1,443)
Repayments of long-term debt	$(5,945)

The weighted average interest rate of our long-term debt portfolio, including the impact of derivatives, was approximately 4.1% as of March 31, 2023 and as of December 31, 2022. We had $132,260 of total notes and debentures outstanding at March 31, 2023. This also included Euro, British pound sterling, Canadian dollar, Australian dollar, and Swiss franc denominated debt that totaled approximately $34,765.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

At March 31, 2023, we had $13,757 of debt maturing within one year, consisting of $3,258 of commercial paper borrowings, $750 of credit agreement borrowings and $9,749 of long-term debt issuances. The weighted average interest rate on our outstanding short-term borrowings was approximately 5.7% as of March 31, 2023 and 4.8% as of December 31, 2022.

For the first three months of 2023, we paid $2,113 of cash under our vendor financing program, compared to $1,566 in the prior-year comparable period. Total vendor financing payables included in our March 31, 2023 consolidated balance sheet were $5,003, with $3,531 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At March 31, 2023, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $2,014 during the first three months of 2023, compared with $3,749 for the first three months of 2022.

Dividends on common stock declared by our Board of Directors totaled $0.2775 per share in the first three months of 2023 and 2022. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

In April 2023, we expanded our September 2020 sale of Telco LLC cumulative preferred interests and issued an additional $5,250 of nonconvertible cumulative preferred interests (April preferreds). The April preferreds pay an initial preferred distribution of 6.85% annually, subject to declaration, and subject to reset on November 1, 2027, and every seven years thereafter. (See Note 13)

In April 2023, we also accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Mobility preferred interests for a purchase price, including accrued and unpaid distributions, of $5,414. At March 31, 2023, the Mobility preferred interests had a redemption value of $5,320, with approximately $2,650 recorded in “Accounts payable and accrued liabilities” and $2,670 recorded in “Other noncurrent liabilities.” The repurchase was primarily funded with proceeds from the April 2023 issuances of Telco LLC preferred interests. (See Note 13)

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2027 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of March 31, 2023.

In November 2022, we entered into and drew on a $2,500 term loan agreement due February 16, 2025 (2025 Term Loan), with Mizuho Bank, Ltd., as agent. On March 30, 2023, the 2025 Term Loan was paid off and terminated.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating. Our Revolving Credit Agreement includes a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. Other loan agreements include a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter through June 30, 2023 a ratio of not more than 4.0-to-1, and a ratio of not more than 3.5-to-1 for any fiscal quarter thereafter. As of March 31, 2023, we were in compliance with the covenants for our credit facilities.

AT&T INC.
MARCH 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $40,300 derivative portfolio, counterparties are still required to post collateral. During the first three months of 2023, we received approximately $840 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2023, our debt ratio was 55.9%, compared to 48.5% at March 31, 2022 and 56.1% at December 31, 2022. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2023, we had interest rate swaps with a notional value of $1,750 and a fair value of $7.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $37,908 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(5,440) at March 31, 2023. We had no rate locks at March 31, 2023.

We have foreign exchange contracts with a U.S. dollar notional value of $617 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges with a total net fair value of $(20) at March 31, 2023.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2023.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
MARCH 31, 2023

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
MARCH 31, 2023
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2022 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the first quarter of 2023, there were no such material developments.

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2023 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2023 - January 31, 2023	900,166	$19.49	—	143,731,972
February 1, 2023 - February 28, 2023	5,522,937	19.55	—	143,731,972
March 1, 2023 - March 31, 2023	3,397,304	18.33	—	143,731,972
Total	9,820,407	$19.12	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

AT&T INC.
MARCH 31, 2023
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
3.1	Bylaws (Exhibit 3.1 to Form 8-K filed on February 2, 2023)
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 1, 2023	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer