Form 10-Q
period 2023-06-30
AT&T INC.
filed 2023-07-27
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 2.750% Global Notes due May 19, 2023	T 23C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange
AT&T Inc. 1.050% Global Notes due September 5, 2023	T 23E	New York Stock Exchange
AT&T Inc. 1.300% Global Notes due September 5, 2023	T 23A	New York Stock Exchange
AT&T Inc. 1.950% Global Notes due September 15, 2023	T 23F	New York Stock Exchange
AT&T Inc. 2.400% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due March 6, 2025	T 25A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due November 18, 2025	T 25B	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.950% Global Notes due April 30, 2031	T 31F	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 4.300% Global Notes due November 18, 2034	T 34C	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

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
Yes ☐ No ☒

At July 24, 2023, there were 7,149 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Service	$24,850	$24,268	$49,467	$48,267
Equipment	5,067	5,375	10,589	11,088
Total operating revenues	29,917	29,643	60,056	59,355

Operating Expenses
Cost of revenues
Equipment	5,056	5,534	10,714	11,570
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,771	6,807	13,444	13,506
Selling, general and administrative	7,009	7,265	14,184	14,243
Asset impairments and abandonments and restructuring	—	631	—	631
Depreciation and amortization	4,675	4,450	9,306	8,912
Total operating expenses	23,511	24,687	47,648	48,862
Operating Income	6,406	4,956	12,408	10,493
Other Income (Expense)
Interest expense	(1,608)	(1,502)	(3,316)	(3,128)
Equity in net income of affiliates	380	504	918	1,025
Other income (expense) — net	987	2,302	1,922	4,459
Total other income (expense)	(241)	1,304	(476)	2,356
Income from Continuing Operations Before Income Taxes	6,165	6,260	11,932	12,849
Income tax expense on continuing operations	1,403	1,509	2,717	2,949
Income from Continuing Operations	4,762	4,751	9,215	9,900
Income (loss) from discontinued operations, net of tax	—	(214)	—	(199)
Net Income	4,762	4,537	9,215	9,701
Less: Net Income Attributable to Noncontrolling Interest	(273)	(380)	(498)	(734)
Net Income Attributable to AT&T	$4,489	$4,157	$8,717	$8,967
Less: Preferred Stock Dividends	(52)	(52)	(104)	(100)
Net Income Attributable to Common Stock	$4,437	$4,105	$8,613	$8,867
Basic Earnings Per Share from continuing operations	$0.61	$0.60	$1.19	$1.26
Basic Earnings (Loss) Per Share from discontinued operations	$—	$(0.03)	$—	$(0.03)
Basic Earnings Per Share Attributable to Common Stock	$0.61	$0.57	$1.19	$1.23
Diluted Earnings Per Share from continuing operations	$0.61	$0.59	$1.19	$1.23
Diluted Earnings (Loss) Per Share from discontinued operations	$—	$(0.03)	$—	$(0.02)
Diluted Earnings Per Share Attributable to Common Stock	$0.61	$0.56	$1.19	$1.21
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,180	7,169	7,174	7,176
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,180	7,611	7,327	7,584
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$4,762	$4,537	$9,215	$9,701
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $88, $58, $140 and $63	264	229	457	248
Distribution of WarnerMedia, net of taxes of $0, $(38), $0 and $(38)	—	(170)	—	(170)
Securities:
Net unrealized gains (losses), net of taxes of $(4), $(14), $4 and $(37)	(11)	(40)	12	(109)
Reclassification adjustment included in net income, net of taxes of $1, $1, $2 and $2	2	3	5	6
Derivative instruments:
Net unrealized gains (losses), net of taxes of $45, $(172), $2 and $(103)	176	(603)	24	(345)
Reclassification adjustment included in net income, net of taxes of $3, $15, $6 and $19	11	58	23	73
Distribution of WarnerMedia, net of taxes of $0, $(12), $0 and $(12)	—	(24)	—	(24)
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(161), $(152), $(321) and $(304)	(491)	(461)	(982)	(926)
Distribution of WarnerMedia, net of taxes of $0, $5, $0 and $5	—	25	—	25
Other comprehensive income (loss)	(49)	(983)	(461)	(1,222)
Total comprehensive income	4,713	3,554	8,754	8,479
Less: Total comprehensive income attributable to noncontrolling interest	(273)	(380)	(498)	(734)
Total Comprehensive Income Attributable to AT&T	$4,440	$3,174	$8,256	$7,745
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$9,528	$3,701
Accounts receivable – net of related allowances for credit loss of $528 and $588	9,304	11,466
Inventories	2,348	3,123
Prepaid and other current assets	15,492	14,818
Total current assets	36,672	33,108
Property, plant and equipment	334,206	329,630
Less: accumulated depreciation and amortization	(205,423)	(202,185)
Property, Plant and Equipment – Net	128,783	127,445
Goodwill – Net	67,854	67,895
Licenses – Net	125,049	124,092
Other Intangible Assets – Net	5,339	5,354
Investments in and Advances to Equity Affiliates	2,779	3,533
Operating Lease Right-Of-Use Assets	21,581	21,814
Other Assets	20,396	19,612
Total Assets	$408,453	$402,853
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$15,268	$7,467
Note payable to DIRECTV	—	130
Accounts payable and accrued liabilities	33,038	42,644
Advanced billings and customer deposits	3,833	3,918
Dividends payable	2,020	2,014
Total current liabilities	54,159	56,173
Long-Term Debt	128,012	128,423
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	57,972	57,032
Postemployment benefit obligation	6,696	7,260
Operating lease liabilities	18,311	18,659
Other noncurrent liabilities	25,258	28,849
Total deferred credits and other noncurrent liabilities	108,237	111,800
Redeemable Noncontrolling Interest	1,970	—
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at June 30, 2023 and December 31, 2022):
Series A (48,000 issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Series B (20,000 issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Series C (70,000 issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2023 and December 31, 2022: issued 7,620,748,598 at June 30, 2023 and December 31, 2022)	7,621	7,621
Additional paid-in capital	118,833	123,610
Retained (deficit) earnings	(10,698)	(19,415)
Treasury stock (471,323,301 at June 30, 2023 and 493,156,816 at December 31, 2022, at cost)	(16,158)	(17,082)
Accumulated other comprehensive income	2,305	2,766
Noncontrolling interest	14,172	8,957
Total stockholders’ equity	116,075	106,457
Total Liabilities and Stockholders’ Equity	$408,453	$402,853
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2023	2022
Operating Activities
Income from continuing operations	$9,215	$9,900
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	9,306	8,912
Provision for uncollectible accounts	929	870
Deferred income tax expense	1,836	2,324
Net (gain) loss on investments, net of impairments	(160)	333
Pension and postretirement benefit expense (credit)	(1,341)	(1,735)
Actuarial and settlement (gain) loss on pension and postretirement benefits - net	(74)	(2,398)
Asset impairments and abandonments and restructuring	—	631
Changes in operating assets and liabilities:
Receivables	1,342	1,292
Other current assets	1,106	11
Accounts payable and other accrued liabilities	(5,769)	(3,905)
Equipment installment receivables and related sales	(302)	342
Deferred customer contract acquisition and fulfillment costs	34	(506)
Postretirement claims and contributions	(556)	(186)
Other - net	1,034	(515)
Total adjustments	7,385	5,470
Net Cash Provided by Operating Activities from Continuing Operations	16,600	15,370
Investing Activities
Capital expenditures	(8,605)	(9,476)
Acquisitions, net of cash acquired	(515)	(9,570)
Dispositions	16	22
Distributions from DIRECTV in excess of cumulative equity in earnings	974	1,638
(Purchases), sales and settlements of securities and investments - net	(1,056)	73
Other - net	(55)	2
Net Cash Used in Investing Activities from Continuing Operations	(9,241)	(17,311)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(914)	172
Issuance of other short-term borrowings	5,406	2,593
Repayment of other short-term borrowings	(867)	(15,613)
Issuance of long-term debt	9,633	479
Repayment of long-term debt	(7,609)	(24,213)
Repayment of note payable to DIRECTV	(130)	(722)
Payment of vendor financing	(3,756)	(3,337)
Purchase of treasury stock	(189)	(872)
Issuance of treasury stock	3	28
Issuance of preferred interests in subsidiary	7,151	—
Redemption of preferred interests in subsidiary	(5,333)	—
Dividends paid	(4,097)	(5,835)
Other - net	(828)	(2,144)
Net Cash Used in Financing Activities from Continuing Operations	(1,530)	(49,464)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	5,829	(51,405)
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	—	(3,731)
Cash provided by (used in) investing activities	—	872
Cash provided by (used in) financing activities	—	37,065
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	—	34,206
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,829	$(17,199)
Cash and cash equivalents and restricted cash beginning of year	3,793	21,316
Cash and Cash Equivalents and Restricted Cash End of Period	$9,622	$4,117
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$120,774		$129,637		$123,610		$130,112
Distribution of WarnerMedia		—		(6,832)		—		(6,832)
Preferred stock dividends		(36)		—		(134)		—
Common stock dividends ($0.2775 and $0.5550 per share in 2023)		(1,999)		—		(4,001)		—
Issuance of treasury stock		(3)		(18)		(368)		(144)
Share-based payments		97		63		(274)		(286)
Balance at end of period		$118,833		$122,850		$118,833		$122,850
Retained (Deficit) Earnings
Balance at beginning of period		$(15,187)		$45,041		$(19,415)		$42,350
Net income attributable to AT&T		4,489		4,157		8,717		8,967
Distribution of WarnerMedia		—		(45,041)		—		(45,041)
Preferred stock dividends		—		(36)		—		(135)
Common stock dividends ($0.2775 and $0.5550 per share in 2022)		—		(1,993)		—		(4,013)
Balance at end of period		$(10,698)		$2,128		$(10,698)		$2,128
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(472)	$(16,166)	(462)	$(16,553)	(493)	$(17,082)	(480)	$(17,280)
Repurchase and acquisition of common stock	—	(1)	(35)	(675)	(10)	(189)	(43)	(872)
Reissuance of treasury stock	1	9	2	68	32	1,113	28	992
Balance at end of period	(471)	$(16,158)	(495)	$(17,160)	(471)	$(16,158)	(495)	$(17,160)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$2,354		$3,290		$2,766		$3,529
Other comprehensive income attributable to AT&T		(49)		(983)		(461)		(1,222)
Balance at end of period		$2,305		$2,307		$2,305		$2,307
Noncontrolling Interest
Balance at beginning of period		$8,950		$17,520		$8,957		$17,523
Net income attributable to noncontrolling interest		267		380		492		734
Issuance and acquisition by noncontrolling owners		5,181		—		5,181		—
Redemption of noncontrolling interest		—		—		—		(16)
Distributions		(226)		(339)		(458)		(680)
Balance at end of period		$14,172		$17,561		$14,172		$17,561
Total Stockholders' Equity at beginning of period		$108,346		$186,556		$106,457		$183,855
Total Stockholders' Equity at end of period		$116,075		$135,307		$116,075		$135,307
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2023

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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2023 and 2022, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerators
Numerator for basic earnings per share:
Income from continuing operations, net of tax	$4,762	$4,751	$9,215	$9,900
Net income from continuing operations attributable to noncontrolling interests	(273)	(380)	(498)	(734)
Preferred Stock Dividends	(52)	(52)	(104)	(100)
Income from continuing operations attributable to common stock	4,437	4,319	8,613	9,066
Income (loss) from discontinued operations attributable to common stock	—	(214)	—	(199)
Net Income Attributable to Common Stock	$4,437	$4,105	$8,613	$8,867
Dilutive potential common shares:
Mobility preferred interests	—	140	72	280
Share-based payment	—	3	7	9
Numerator for diluted earnings per share	$4,437	$4,248	$8,692	$9,156
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,180	7,169	7,174	7,176
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	399	142	368
Share-based payment (in shares)	—	43	11	40
Denominator for diluted earnings per share	7,180	7,611	7,327	7,584

On April 5, 2023, we repurchased all our Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) (see Note 12). For periods prior to repurchase, under ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), the ability to settle the Mobility preferred interests in stock was reflected in our diluted earnings per share calculation.

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	457		12		24		—		493
Amounts reclassified from accumulated OCI	—	1	5	1	23	2	(982)	3	(954)
Net other comprehensive income (loss)	457		17		47		(982)		(461)
Balance as of June 30, 2023	$(1,343)		$(73)		$(1,951)		$5,672		$2,305

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	248		(109)		(345)		—		(206)
Amounts reclassified from accumulated OCI	—	1	6	1	73	2	(926)	3	(847)
Distribution of WarnerMedia	(170)		—		(24)		25		(169)
Net other comprehensive income (loss)	78		(103)		(296)		(901)		(1,222)
Balance as of June 30, 2022	$(1,886)		$(58)		$(1,718)		$5,969		$2,307
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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Effective for the first quarter of 2023, we stopped recording prior service credits to our individual business units or the corresponding charge to Corporate and Other, and segment operating expenses were recast to remove prior service credits from our historical reporting. Prior service credits are, and will continue to be, recorded as other income in our consolidated income statement in accordance with GAAP. This recast increased Communications segment operations and support expenses by approximately $2,400 for full-year 2022. Correspondingly, this recast lowered administrative expenses within Corporate and Other, with no change on a consolidated basis.

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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,315	$11,579	$8,736	$2,123	$6,613
Business Wireline	5,279	3,550	1,729	1,333	396
Consumer Wireline	3,251	2,226	1,025	857	168
Total Communications	28,845	17,355	11,490	4,313	7,177
Latin America - Mexico	967	821	146	185	(39)
Segment Total	29,812	18,176	11,636	4,498	7,138
Corporate and Other
Corporate:
DTV-related retained costs	—	178	(178)	152	(330)
Parent administration support	(3)	332	(335)	2	(337)
Securitization fees	17	154	(137)	—	(137)
Value portfolio	91	24	67	6	61
Total Corporate	105	688	(583)	160	(743)
Certain significant items	—	(28)	28	17	11
Total Corporate and Other	105	660	(555)	177	(732)
AT&T Inc.	$29,917	$18,836	$11,081	$4,675	$6,406

For the three months ended June 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$19,926	$11,861	$8,065	$2,017	$6,048
Business Wireline	5,595	3,792	1,803	1,313	490
Consumer Wireline	3,174	2,244	930	785	145
Total Communications	28,695	17,897	10,798	4,115	6,683
Latin America - Mexico	808	721	87	169	(82)
Segment Total	29,503	18,618	10,885	4,284	6,601
Corporate and Other
Corporate:
DTV-related retained costs	—	239	(239)	135	(374)
Parent administration support	(6)	341	(347)	4	(351)
Securitization fees	17	78	(61)	—	(61)
Value portfolio	129	37	92	10	82
Total Corporate	140	695	(555)	149	(704)
Certain significant items	—	924	(924)	17	(941)
Total Corporate and Other	140	1,619	(1,479)	166	(1,645)
AT&T Inc.	$29,643	$20,237	$9,406	$4,450	$4,956

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$40,897	$23,792	$17,105	$4,221	$12,884
Business Wireline	10,610	7,173	3,437	2,663	774
Consumer Wireline	6,490	4,510	1,980	1,718	262
Total Communications	57,997	35,475	22,522	8,602	13,920
Latin America - Mexico	1,850	1,559	291	360	(69)
Segment Total	59,847	37,034	22,813	8,962	13,851
Corporate and Other
Corporate:
DTV-related retained costs	—	347	(347)	296	(643)
Parent administration support	(12)	706	(718)	3	(721)
Securitization fees	36	275	(239)	—	(239)
Value portfolio	185	52	133	11	122
Total Corporate	209	1,380	(1,171)	310	(1,481)
Certain significant items	—	(72)	72	34	38
Total Corporate and Other	209	1,308	(1,099)	344	(1,443)
AT&T Inc.	$60,056	$38,342	$21,714	$9,306	$12,408

For the six months ended June 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$40,001	$24,188	$15,813	$4,076	$11,737
Business Wireline	11,235	7,494	3,741	2,612	1,129
Consumer Wireline	6,335	4,480	1,855	1,551	304
Total Communications	57,571	36,162	21,409	8,239	13,170
Latin America - Mexico	1,498	1,352	146	330	(184)
Segment Total	59,069	37,514	21,555	8,569	12,986
Corporate and Other
Corporate:
DTV-related retained costs	8	399	(391)	269	(660)
Parent administration support	(18)	688	(706)	10	(716)
Securitization fees	33	160	(127)	—	(127)
Value portfolio	263	74	189	20	169
Total Corporate	286	1,321	(1,035)	299	(1,334)
Certain significant items	—	1,115	(1,115)	44	(1,159)
Total Corporate and Other	286	2,436	(2,150)	343	(2,493)
AT&T Inc.	$59,355	$39,950	$19,405	$8,912	$10,493

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Communications	$7,177	$6,683	$13,920	$13,170
Latin America	(39)	(82)	(69)	(184)
Segment Operating Income	7,138	6,601	13,851	12,986
Reconciling Items:
Corporate	(743)	(704)	(1,481)	(1,334)
Transaction and other costs	—	(185)	—	(283)
Amortization of intangibles acquired	(17)	(17)	(34)	(44)
Asset impairments and abandonments and restructuring	—	(631)	—	(631)
Benefit-related gains (losses)	28	(108)	72	(201)
AT&T Operating Income	6,406	4,956	12,408	10,493
Interest expense	1,608	1,502	3,316	3,128
Equity in net income of affiliates	380	504	918	1,025
Other income (expense) — net	987	2,302	1,922	4,459
Income from Continuing Operations Before Income Taxes	$6,165	$6,260	$11,932	$12,849

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended June 30, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,745	$—	$—	$635	$—	$16,380
Business service	—	5,114	—	—	—	5,114
Broadband	—	—	2,561	—	—	2,561
Legacy voice and data	—	—	383	—	80	463
Other	—	—	307	—	25	332
Total Service	15,745	5,114	3,251	635	105	24,850
Equipment	4,570	165	—	332	—	5,067
Total	$20,315	$5,279	$3,251	$967	$105	$29,917

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,004	$—	$—	$534	$12	$15,550
Business service	—	5,416	—	—	—	5,416
Broadband	—	—	2,393	—	—	2,393
Legacy voice and data	—	—	445	—	108	553
Other	—	—	336	—	20	356
Total Service	15,004	5,416	3,174	534	140	24,268
Equipment	4,922	179	—	274	—	5,375
Total	$19,926	$5,595	$3,174	$808	$140	$29,643

For the six months ended June 30, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$31,228	$—	$—	$1,226	$—	$32,454
Business service	—	10,314	—	—	—	10,314
Broadband	—	—	5,088	—	—	5,088
Legacy voice and data	—	—	779	—	163	942
Other	—	—	623	—	46	669
Total Service	31,228	10,314	6,490	1,226	209	49,467
Equipment	9,669	296	—	624	—	10,589
Total	$40,897	$10,610	$6,490	$1,850	$209	$60,056

For the six months ended June 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$29,728	$—	$—	$1,024	$12	$30,764
Business service	—	10,894	—	—	—	10,894
Broadband	—	—	4,748	—	—	4,748
Legacy voice and data	—	—	905	—	225	1,130
Other	—	—	682	—	49	731
Total Service	29,728	10,894	6,335	1,024	286	48,267
Equipment	10,273	341	—	474	—	11,088
Total	$40,001	$11,235	$6,335	$1,498	$286	$59,355

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our Mobility, Business Wireline, and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2023	2022
Deferred Acquisition Costs
Prepaid and other current assets	$3,069	$2,893
Other Assets	3,953	3,913
Total deferred customer contract acquisition costs	$7,022	$6,806
Deferred Fulfillment Costs
Prepaid and other current assets	$2,410	$2,481
Other Assets	4,027	4,206
Total deferred customer contract fulfillment costs	$6,437	$6,687

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Cost of revenues” for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2023	2022
Deferred acquisition cost amortization	$1,688	$1,381
Deferred fulfillment cost amortization	1,353	1,321
Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration. The contract asset will decrease as services are provided and billed. For example, when installment sales include promotional discounts (e.g., trade-in device credits), the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2023	2022
Contract asset	$5,793	$5,512
Current portion in “Prepaid and other current assets”	3,130	2,941
Contract liability	4,058	4,170
Current portion in “Advanced billings and customer deposits”	3,731	3,816

Our contract asset balances at June 30, 2023 and December 31, 2022 reflect increased promotional equipment sales in our wireless business.

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $3,292.

AT&T INC.
JUNE 30, 2023

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,156, of which we expect to recognize approximately 70% by the end of 2024, with the balance recognized thereafter.
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

On April 26, 2023, AT&T and State Street Global Advisors Trust Company, as independent fiduciary of the AT&T Pension Benefit Plan (Plan), entered into a commitment agreement with subsidiaries of Athene Holding Ltd. (Athene) under which AT&T agreed to purchase nonparticipating single premium group annuity contracts that would transfer to Athene approximately $8,050 of the Plan’s defined benefit pension obligations related to certain retirees, participants and beneficiaries under the Plan.

The purchase of the group annuity contracts closed on May 3, 2023, covering approximately 96,000 AT&T participants and beneficiaries (Transferred Participants). Under the group annuity contracts, Athene, through its wholly-owned subsidiaries Athene Annuity and Life Company and Athene Annuity & Life Assurance Company of New York, made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant beginning with their August 2023 pension payments. The transaction does not change the amount of pension benefits payable to the Transferred Participants.

The purchase of the group annuity contracts was funded directly by assets of the Plan via the pension trust underlying the Plan and required no cash or asset contributions by AT&T. We transferred approximately $8,050 of pension benefit obligation and related plan assets upon close of the transaction and recognized a pre-tax pension settlement gain of $363. The funded status of the Plan did not materially change due to this transaction.

This transaction with Athene is considered a settlement for accounting purposes and requires us to remeasure our pension plan assets and obligations at each remaining quarter-end in 2023. The second quarter 2023 remeasurement resulted in the recognition of an actuarial loss of $289 in the second quarter and for the first six months of 2023.

As part of our remeasurement, the weighted-average discount rate used to measure our pension benefit obligation was approximately 5.20% at June 30, 2023, a decrease of 5 basis points. The discount rates in effect for determining pension service and interest costs after our June 30 remeasurement are 5.20%. The remeasurement also reflects actual returns on pension plan assets of 4.10% (six-month rate) relative to our expected long-term rate of 7.50% (annual rate). Similar to 2023, in 2022 we were required to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each remaining quarter end.

AT&T INC.
JUNE 30, 2023

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Pension cost:
Service cost – benefits earned during the period	$122	$164	$243	$347
Interest cost on projected benefit obligation	516	415	1,032	735
Expected return on assets	(715)	(802)	(1,429)	(1,670)
Amortization of prior service credit	(34)	(34)	(67)	(67)
Net pension (credit) cost before remeasurement	(111)	(257)	(221)	(655)
Actuarial (gain) loss	289	(1,345)	289	(2,357)
Settlement (gain) loss	(363)	—	(363)	—
Net pension (credit) cost	$(185)	$(1,602)	$(295)	$(3,012)

Postretirement cost:
Service cost – benefits earned during the period	$6	$9	$12	$18
Interest cost on accumulated postretirement benefit obligation	85	63	170	126
Expected return on assets	(33)	(33)	(66)	(65)
Amortization of prior service credit	(618)	(582)	(1,236)	(1,164)
Net postretirement (credit) cost	$(560)	$(543)	$(1,120)	$(1,085)
Combined net pension and postretirement (credit) cost	$(745)	$(2,145)	$(1,415)	$(4,097)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $18 and $12 in the second quarter and $37 and $24 for the first six months of 2023 and 2022, respectively, predominantly due to higher interest costs.

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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$136,629	$127,569	$133,207	$122,524
Commercial paper	4,619	4,619	866	866
Investment securities[2]	2,857	2,857	2,692	2,692
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2023 and December 31, 2022. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,073	$—	$—	$1,073
International equities	191	—	—	191
Fixed income equities	202	—	—	202
Available-for-Sale Debt Securities	—	1,214	—	1,214
Asset Derivatives
Cross-currency swaps	—	168	—	168
Liability Derivatives
Interest rate swaps	—	(5)	—	(5)
Cross-currency swaps	—	(4,958)	—	(4,958)
Foreign exchange contracts	—	(19)	—	(19)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$995	$—	$—	$995
International equities	198	—	—	198
Fixed income equities	189	—	—	189
Available-for-Sale Debt Securities	—	1,132	—	1,132
Asset Derivatives
Cross-currency swaps	—	28	—	28
Liability Derivatives
Cross-currency swaps	—	(6,010)	—	(6,010)
Foreign exchange contracts	—	(23)	—	(23)

AT&T INC.
JUNE 30, 2023

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total gains (losses) recognized on equity securities	$82	$(237)	$165	$(332)
Gains (losses) recognized on equity securities sold	(3)	(41)	1	(48)
Unrealized gains (losses) recognized on equity securities held at end of period	$85	$(196)	$164	$(284)

At June 30, 2023, available-for-sale debt securities totaling $1,214 have maturities as follows - less than one year: $74; one to three years: $160; three to five years: $157; five or more years: $823.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2023 and 2022, no ineffectiveness was measured on fair value hedges.

AT&T INC.
JUNE 30, 2023

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2023, we had posted collateral of $709 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in June, we would have been required to post additional collateral of $52. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $4,704. At December 31, 2022, we had posted collateral of $886 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2023	2022
Interest rate swaps	$1,750	$—
Cross-currency swaps	40,986	38,213
Foreign exchange contracts	617	617
Total	$43,353	$38,830

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2023	2022	2023	2022
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(14)	$(1)	$(7)	$(2)
Gain (loss) on long-term debt	14	1	7	2
Cross-currency swaps:
Gain (loss) on cross-currency swaps	389	96	769	59
Gain (loss) on long-term debt	(389)	(96)	(769)	(59)
Gain (loss) recognized in accumulated OCI	222	(69)	40	(60)
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	4	(23)	11	(23)
Gain (loss) on long-term debt	(4)	23	(11)	23
Gain (loss) recognized in accumulated OCI	(3)	(4)	(6)	(4)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”
The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2023	2022	2023	2022
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$2	$(702)	$(8)	$(387)
Foreign exchange contracts:
Gain (loss) recognized in accumulated OCI	—	—	—	3
Other income (expense) - net reclassified from accumulated OCI into income	—	—	—	1
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(14)	(16)	(29)	(36)
Other income (expense) reclassified from accumulated OCI into income	—	(45)	—	(45)
Distribution of WarnerMedia	—	(12)	—	(12)

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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables during the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net cash (paid) received from equipment installment receivables[1]	$(36)	$52	$(60)	$1,093
Net cash received from other programs[2]	858	41	744	329
Total net cash impact to cash flows from operating activities	$822	$93	$684	$1,422
[1]Cash from initial sales of $2,656 and $2,618 for the three months and $5,185 and $5,934 for the six months ended June 30, 2023 and 2022, respectively.
[2]Certain transferred receivables are guaranteed by a subsidiary that holds additional receivables in the amount of $1,498, which are pledged as collateral and represent our maximum exposure to loss.

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

The following table sets forth a summary of the equipment installment receivables and accounts being serviced:

	June 30, 2023	December 31, 2022
Gross receivables:	$3,845	$4,165
Balance sheet classification
Accounts receivable
Notes receivable	1,343	1,789
Trade receivables	500	522
Other Assets
Noncurrent notes and trade receivables	2,002	1,854

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,283	$11,030
Cash proceeds received, net of remittances[1]	8,551	8,519
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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program during the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross receivables sold[1]	$2,687	$2,651	$5,247	$6,252
Net receivables sold[2]	2,554	2,555	4,992	6,033
Cash proceeds received	2,656	2,618	5,185	5,934
Deferred purchase price recorded	—	—	—	245
Guarantee obligation recorded	242	144	448	296
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Fair value of repurchased receivables	$765	$1,023	$1,306	$1,928
Carrying value of deferred purchase price	769	1,038	1,311	1,940
Gain (loss) on repurchases[1]	$(4)	$(15)	$(5)	$(12)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At June 30, 2023 and December 31, 2022, our deferred purchase price receivable was $2,425 and $2,318, respectively, of which $1,329 and $1,278 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2023 and December 31, 2022 was $441 and $419, respectively, of which $150 and $73 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

NOTE 9. LEASES

We have operating and finance leases for certain facilities and equipment used in operations. Our leases generally have remaining lease terms of up to 15 years. Some of our operating leases (e.g., for towers and real estate) contain renewal options that may be exercised, and some of our leases include options to terminate the lease within one year.

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
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$1,362	$1,357	$2,757	$2,704

Finance lease cost:
Amortization of leased assets in property, plant and equipment	$62	$49	$119	$94
Interest on lease obligation	47	44	93	81
Total finance lease cost	$109	$93	$212	$175

The following table provides supplemental cash flows information related to leases:

	Six months ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$2,385	$2,334
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	1,610	1,796

The following tables set forth supplemental balance sheet information related to leases:

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$21,581	$21,814

Accounts payable and accrued liabilities	$3,515	$3,547
Operating lease obligation	18,311	18,659
Total operating lease obligation	$21,826	$22,206
Finance Leases
Property, plant and equipment, at cost	$3,080	$2,770
Accumulated depreciation and amortization	(1,401)	(1,224)
Property, plant and equipment, net	$1,679	$1,546

Current portion of long-term debt	$221	$170
Long-term debt	1,811	1,647
Total finance lease obligation	$2,032	$1,817

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	June 30,
	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating leases	8.0	8.1
Finance leases	7.1	8.1

Weighted-Average Discount Rate
Operating leases	3.8%	3.6%
Finance leases	8.0%	7.9%

The following table provides the expected future minimum maturities of lease obligations:

At June 30, 2023	Operating	Finance
	Leases	Leases
Remainder of 2023	$2,351	$189
2024	4,451	384
2025	3,819	387
2026	3,130	330
2027	2,577	327
Thereafter	9,835	1,166
Total lease payments	26,163	2,783
Less: imputed interest	(4,337)	(751)
Total	$21,826	$2,032

NOTE 10. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party.

Our share of DIRECTV’s earnings included in equity in net income of affiliates was $911 and $1,037 for the six months ended June 30, 2023 and 2022, respectively. Cash distributions from DIRECTV for the first six months of 2023 totaled $1,885, with $911 classified as operating activities and $974 classified as investing activities in our consolidated statement of cash flows versus total cash distributions of $2,675 ($1,037 operating and $1,638 investing) in the comparable prior period. Our investment in DIRECTV at June 30, 2023 was $1,946.

In February 2023, we repaid all outstanding notes payable to DIRECTV.

We provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables for up to three years. For the three and six months ended June 30, 2023, we billed DIRECTV approximately $180 and $420 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of $178 in the second quarter and $347 for the first six months of 2023.

At June 30, 2023, we had accounts receivable from DIRECTV of $252 and accounts payable to DIRECTV of $60.

We are not committed, implicitly or explicitly to provide financial or other support, other than as noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T INC.
JUNE 30, 2023

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

Suppliers had elected to sell to the third-party financial institutions $3,007 and $2,869 of our outstanding payment obligations as of June 30, 2023 and December 31, 2022, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $3,539 of direct supplier financing outstanding at June 30, 2023 and $5,486 as of December 31, 2022, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the six months ended June 30, 2023 and 2022, we recorded vendor financing commitments related to capital investments of approximately $1,341 and $2,012, respectively. We had $3,587 vendor financing payables at June 30, 2023, with $2,177 included in “Accounts payable and accrued liabilities” and $6,147 vendor financing payables at December 31, 2022, with $4,592 included in “Accounts payable and accrued liabilities.”

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents from continuing operations	$9,528	$4,018	$3,701	$19,223
Cash and cash equivalents from discontinued operations	—	—	—	1,946
Restricted cash in Prepaid and other current assets	1	1	1	3
Restricted cash in Other Assets	93	98	91	144
Cash and Cash Equivalents and Restricted Cash	$9,622	$4,117	$3,793	$21,316

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Six months ended
	June 30,
Cash paid (received) during the period for:	2023	2022
Interest	$3,604	$4,028
Income taxes, net of refunds	335	338

The following table summarizes capital expenditures:
	Six months ended
	June 30,
	2023	2022
Purchase of property and equipment	$8,515	$9,399
Interest during construction - capital expenditures[1]	90	77
Total Capital Expenditures	$8,605	$9,476

The following table summarizes acquisitions, net of cash acquired:
	Six months ended
	June 30,
	2023	2022
Business acquisitions	$—	$—
Spectrum acquisitions	68	8,965
Interest during construction - spectrum[1]	447	605
Total Acquisitions	$515	$9,570
[1] Total capitalized interest was $537 and $682 for the six months ended June 30, 2023 and 2022, respectively.

Preferred Interests Issued by Subsidiary
Telco LLC Preferred Interests In April 2023, we expanded our September 2020 sale of Telco LLC cumulative preferred interests and issued an additional $5,250 of nonconvertible cumulative preferred interests (Class A-2 and A-3, collectively the “April preferreds”). Cumulative preferred interests in our Telco LLC total $7,250, collectively the “Telco preferred interests,” and are included in “Noncontrolling interest” on the consolidated balance sheets (see Note 16 to AT&T’s 2022 Annual Report on Form 10-K). The April preferreds pay an initial preferred distribution of 6.85% annually, subject to declaration and subject to reset on November 1, 2027, and every seven years thereafter. We can call the Telco preferred interests at the issue price beginning September 29, 2027. The holders of the Telco preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of members’ equity are entitled to receive the same form of consideration payable to the holders of the Telco preferred interests, resulting in a deemed liquidation for accounting purposes.

Mobility II Preferred Interests In April 2023, we accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) for a purchase price, including accrued and unpaid distributions, of $5,414. The Mobility preferred interests had a redemption value of $5,320, with approximately $2,650 removed from “Accounts payable and accrued liabilities” and $2,670 removed from “Other noncurrent liabilities.” The repurchase was funded with proceeds from the April preferreds.

Mobility II Redeemable Noncontrolling Interests In June 2023, we issued two million Series B Cumulative Perpetual Preferred Membership Interests in Mobility II LLC (Mobility noncontrolling interests), which pay cash distributions of 6.8% per annum, subject to declaration. So long as the distributions are declared and paid, the terms of the Mobility noncontrolling

AT&T INC.
JUNE 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

interests will not impose any limitations on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares.

A holder of the Mobility noncontrolling interests may put the interests to Mobility II on or after the earliest of certain events or each June 15 and December 15, beginning on June 15, 2028. Mobility II may redeem the interests on each March 15 and September 15, beginning on March 15, 2028. The price at which a put option or a redemption option can be exercised is the sum of (a) $1,000 per Mobility noncontrolling interest plus (b) any accrued and unpaid distributions. The redemption price must be paid in cash.

The Mobility noncontrolling interests are required to be initially recorded at fair value less issuance costs and will accrete to redemption value of $2,000 through “Net Income Attributable to Noncontrolling Interest.” The Mobility noncontrolling interests are considered Level 3 under the Fair Value Measurement and Disclosures framework (see Note 7) and included in “Redeemable Noncontrolling Interest” on the consolidated balance sheets.

AT&T INC.
JUNE 30, 2023

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating Revenues
Communications	$28,845	$28,695	0.5%	$57,997	$57,571	0.7%
Latin America - Mexico	967	808	19.7	1,850	1,498	23.5
Corporate and Other:
Corporate	105	140	(25.0)	209	286	(26.9)
AT&T Operating Revenues	$29,917	$29,643	0.9%	$60,056	$59,355	1.2%

Operating Income
Communications	$7,177	$6,683	7.4%	$13,920	$13,170	5.7%
Latin America - Mexico	(39)	(82)	52.4	(69)	(184)	62.5
Segment Operating Income	7,138	6,601	8.1	13,851	12,986	6.7
Corporate	(743)	(704)	(5.5)	(1,481)	(1,334)	(11.0)
Certain significant items	11	(941)	—	38	(1,159)	—
AT&T Operating Income	$6,406	$4,956	29.3%	$12,408	$10,493	18.3%

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

Effective for the first quarter of 2023, we stopped recording prior service credits to our individual business units or the corresponding charge to Corporate and Other, and segment operating expenses were recast to remove prior service credits from our historical reporting. Prior service credits are, and will continue to be, recorded as other income in our consolidated income statement in accordance with U.S. generally accepted accounting principles. This recast increased Communications segment operations and support expenses by approximately $2,400 for full-year 2022. Correspondingly, this recast lowered administrative expenses within Corporate and Other, with no change on a consolidated basis.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Second Quarter			Six-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating Revenues
Service	$24,850	$24,268	2.4%	$49,467	$48,267	2.5%
Equipment	5,067	5,375	(5.7)	10,589	11,088	(4.5)
Total Operating Revenues	29,917	29,643	0.9	60,056	59,355	1.2

Operating expenses
Operations and support	18,836	20,237	(6.9)	38,342	39,950	(4.0)
Depreciation and amortization	4,675	4,450	5.1	9,306	8,912	4.4
Total Operating Expenses	23,511	24,687	(4.8)	47,648	48,862	(2.5)
Operating Income	6,406	4,956	29.3	12,408	10,493	18.3
Interest expense	1,608	1,502	7.1	3,316	3,128	6.0
Equity in net income of affiliates	380	504	(24.6)	918	1,025	(10.4)
Other income (expense) - net	987	2,302	(57.1)	1,922	4,459	(56.9)
Income from Continuing Operations Before Income Taxes	6,165	6,260	(1.5)	11,932	12,849	(7.1)
Income from Continuing Operations	$4,762	$4,751	0.2%	$9,215	$9,900	(6.9)%

Operating revenues increased in the second quarter and for the first six months of 2023, reflecting growth in Mobility, Mexico and Consumer Wireline revenues, partially offset by continued declines in Business Wireline revenues.

Operations and support expenses decreased in the second quarter and for the first six months of 2023, reflecting prior year noncash impairment charges of approximately $600 million and benefits of our continued transformation efforts, partially offset by inflationary increases. In particular, operating expense declines were driven by lower domestic wireless equipment and associated selling costs from lower sales volumes, lower personnel costs and higher returns on benefit-related assets, partially offset by higher amortization of deferred customer acquisition costs. Expense decrease for the first six months was also driven by the absence of first-quarter 2022 3G network shutdown costs, partially offset by higher network and bad debt expenses in 2023.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2023.
Depreciation expense increased $215, or 4.9%, in the second quarter and $376, or 4.3%, for the first six months of 2023 primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Amortization expense increased $10, or 28.6%, in the second quarter and $18, or 25.7%, for the first six months of 2023 primarily due to the amortization of wireless licenses in Mexico offset by lower amortization of intangible assets from previous acquisitions.

Operating income increased in the second quarter and for the first six months of 2023. Our operating income margin in the second quarter increased from 16.7% in 2022 to 21.4% in 2023, and for the first six months increased from 17.7% in 2022 to 20.7% in 2023, reflecting lower equipment revenues which have lower margins as well as cost savings from our continued transformation efforts.

Interest expense increased in the second quarter and for the first six months of 2023, primarily due to lower capitalized interest associated with spectrum acquisitions and higher interest rates, partially offset by lower average debt balances. Interest expense for the first six months of 2023 also includes the reclassification of Mobility preferred interests distributions, which were

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

repurchased on April 5, 2023 (see Note 12). Mobility preferred interest distributions were recorded as noncontrolling interest in 2022.

Equity in net income of affiliates decreased in the second quarter and for the first six months of 2023, primarily due to the performance of our investment in DIRECTV (see Note 10). The decrease for the first six months was partially offset by our share of a gain on a sale-leaseback transaction by DIRECTV of approximately $100 in the first quarter of 2023.

Other income (expense) – net decreased in the second quarter and for the first six months of 2023. The decreases were primarily driven by actuarial remeasurement of pension plan assets and obligations, with a $74 net actuarial and settlement gain in the second quarter and for the first six months of 2023, compared to a $1,345 gain in the second quarter and $2,398 for the first six months of 2022 (see Note 6). Also contributing to the decrease were lower pension and postretirement benefit credits in 2023, primarily driven by higher interest costs from discount rate increases (see Note 6). Partially offsetting the decreases were higher returns on other benefit-related investments.

Income tax expense decreased in the second quarter and for the first six months of 2023. The decrease in the second quarter was primarily driven by lower income before income tax and lower state income tax expense. Our effective tax rate was 22.8% in the second quarter of 2023, versus 24.1% in the comparable period in the prior year.

The decrease for the first six months of 2023 was primarily due to lower income before income tax. Our effective tax rate was 22.8% for the first six months of 2023, versus 23.0% for the comparable period in the prior year.

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Segment Operating Revenues
Mobility	$20,315	$19,926	2.0%	$40,897	$40,001	2.2%
Business Wireline	5,279	5,595	(5.6)	10,610	11,235	(5.6)
Consumer Wireline	3,251	3,174	2.4	6,490	6,335	2.4
Total Segment Operating Revenues	$28,845	$28,695	0.5%	$57,997	$57,571	0.7%

Segment Operating Income
Mobility	$6,613	$6,048	9.3%	$12,884	$11,737	9.8%
Business Wireline	396	490	(19.2)	774	1,129	(31.4)
Consumer Wireline	168	145	15.9	262	304	(13.8)
Total Segment Operating Income	$7,177	$6,683	7.4%	$13,920	$13,170	5.7%

Selected Subscribers and Connections
	June 30,
(000s)	2023	2022
Mobility Subscribers	229,031	203,373
Total domestic broadband connections	15,304	15,509
Network access lines in service	4,677	5,725
U-verse VoIP connections	2,749	3,124

Operating revenues increased in the second quarter and for the first six months of 2023, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service revenue growth and gains in broadband service. Business Wireline continues to reflect lower demand for legacy services and product simplification.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income increased in the second quarter and for the first six months of 2023, reflecting increases in our Mobility and Consumer Wireline business units, offset by lower operating income from our Business Wireline business unit in the second quarter. Operating income for the first six months reflects an increase in our Mobility business unit, offset by lower operating income from our Business Wireline and Consumer Wireline business units. Our Communications segment operating income margin in the second quarter increased from 23.3% in 2022 to 24.9% in 2023 and for the first six months increased from 22.9% in 2022 to 24.0% in 2023.

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating revenues
Service	$15,745	$15,004	4.9%	$31,228	$29,728	5.0%
Equipment	4,570	4,922	(7.2)	9,669	10,273	(5.9)
Total Operating Revenues	20,315	19,926	2.0	40,897	40,001	2.2

Operating expenses
Operations and support	11,579	11,861	(2.4)	23,792	24,188	(1.6)
Depreciation and amortization	2,123	2,017	5.3	4,221	4,076	3.6
Total Operating Expenses	13,702	13,878	(1.3)	28,013	28,264	(0.9)
Operating Income	$6,613	$6,048	9.3%	$12,884	$11,737	9.8%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	June 30,		Percent
(in 000s)	2023	2022	Change
Postpaid	85,846	82,694	3.8%
Postpaid phone	70,331	68,311	3.0
Prepaid	19,352	19,095	1.3
Reseller	6,656	5,480	21.5
Connected devices[1]	117,177	96,104	21.9
Total Mobility Subscribers[2]	229,031	203,373	12.6%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at June 30, 2023 includes an increase of 295 subscribers and connections (206 postpaid, including 74 phone, and 89 connected devices) resulting from our 3G network shutdown.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	Second Quarter				Six-Month Period
			Percent				Percent
(in 000s)	2023	2022	Change		2023	2022	Change
Postpaid Phone Net Additions	326	813	(59.9)%		750	1,504	(50.1)%
Total Phone Net Additions	449	1,009	(55.5)		913	1,813	(49.6)

Postpaid[2]	464	1,058	(56.1)		1,006	2,023	(50.3)
Prepaid	167	231	(27.7)		207	347	(40.3)
Reseller	432	21	—		540	4	—
Connected devices[3]	5,129	5,292	(3.1)		9,586	9,760	(1.8)
Mobility Net Subscriber Additions[1]	6,192	6,602	(6.2)%		11,339	12,134	(6.6)%

Postpaid Churn[4]	0.95%	0.93%	2	BP	0.97%	0.93%	4	BP
Postpaid Phone-Only Churn[4]	0.79%	0.75%	4	BP	0.80%	0.77%	3	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (31) and 54 for the quarter ended June 30, 2023 and 2022 and (49) and 85 for the first six months of June 30, 2023 and 2022. Wearables and other net adds were 169 and 191 for the quarter ended June 30, 2023 and 2022 and 305 and 434 for the first six months ended June 30, 2023 and 2022.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were approximately 2,900 and 2,800 for the quarter ended June 30, 2023 and June 30, 2022 and 5,600 and 4,700 for the first six months ended June 30, 2023 and June 30, 2022.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the second quarter and for the first six months of 2023. The increases are largely due to growth from subscriber gains and postpaid average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in the second quarter and for the first six months of 2023. ARPU during 2023 reflects pricing actions, improved international roaming and customers shifting to higher priced unlimited plans, partially offset by the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher in the second quarter and for the first six months due to a return to pre-pandemic consumer behavior as well as pricing actions and the resulting increase in voluntary disconnects.

Equipment revenue decreased in the second quarter and for the first six months of 2023, primarily driven by a lower volume of devices sold.

Operations and support expenses decreased in the second quarter and for the first six months of 2023 largely due to lower equipment costs driven by lower device sales and lower HBO Max licensing fees. These decreases were offset by higher amortization of deferred customer acquisition costs and increased network and customer support expenses. Expense decrease for the first six months was also driven by the absence of first-quarter 2022 3G network shutdown costs, partially offset by higher marketing and bad debt expenses.

Depreciation expense increased in the second quarter and for the first six months of 2023, primarily due to ongoing capital spending for network upgrades and expansion.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income increased in the second quarter and for the first six months of 2023. Our Mobility operating income margin in the second quarter increased from 30.4% in 2022 to 32.6% in 2023 and for the first six months increased from 29.3% in 2022 to 31.5% in 2023. Our Mobility EBITDA margin in the second quarter increased from 40.5% in 2022 to 43.0% in 2023 and for the six months increased from 39.5% in 2022 to 41.8% in 2023. EBITDA is defined as operating income excluding depreciation and amortization.

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating revenues
Service	$5,114	$5,416	(5.6)%	$10,314	$10,894	(5.3)%
Equipment	165	179	(7.8)	296	341	(13.2)
Total Operating Revenues	5,279	5,595	(5.6)	10,610	11,235	(5.6)

Operating expenses
Operations and support	3,550	3,792	(6.4)	7,173	7,494	(4.3)
Depreciation and amortization	1,333	1,313	1.5	2,663	2,612	2.0
Total Operating Expenses	4,883	5,105	(4.3)	9,836	10,106	(2.7)
Operating Income	$396	$490	(19.2)%	$774	$1,129	(31.4)%

Service revenues decreased in the second quarter and for the first six months of 2023, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue.

Equipment revenues decreased in the second quarter and for the first six months of 2023, driven by declines in legacy and non-core services which we expect to continue.

Operations and support expenses decreased in the second quarter and for the first six months of 2023, primarily due to our continued efforts to drive efficiencies in our network operations through automation, reductions in customer support expenses through digitization and proactive rationalization of low profit margin products. Expense declines were also driven by lower personnel costs associated with ongoing transformation initiatives, lower network access costs, which contained approximately $75 of benefit related to settlement of a dispute, and lower marketing expenses. The declines for the first six months were partially offset by favorable compensation true-ups in the first quarter of 2022. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2023 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the second quarter and for the first six months of 2023, primarily due to ongoing capital investment for strategic initiatives such as fiber.

Operating income decreased in the second quarter and for the first six months of 2023. Our Business Wireline operating income margin in the second quarter decreased from 8.8% in 2022 to 7.5% in 2023 and for the first six months decreased from 10.0% in 2022 to 7.3% in 2023. Our Business Wireline EBITDA margin in the second quarter increased from 32.2% in 2022 to 32.8% in 2023 and for the first six months decreased from 33.3% in 2022 to 32.4% in 2023.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating revenues
Broadband	$2,561	$2,393	7.0%	$5,088	$4,748	7.2%
Legacy voice and data services	383	445	(13.9)	779	905	(13.9)
Other service and equipment	307	336	(8.6)	623	682	(8.7)
Total Operating Revenues	3,251	3,174	2.4	6,490	6,335	2.4

Operating expenses
Operations and support	2,226	2,244	(0.8)	4,510	4,480	0.7
Depreciation and amortization	857	785	9.2	1,718	1,551	10.8
Total Operating Expenses	3,083	3,029	1.8	6,228	6,031	3.3
Operating Income	$168	$145	15.9%	$262	$304	(13.8)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	June 30,		Percent
(in 000s)	2023	2022	Change
Broadband Connections
Total Broadband and DSL Connections	13,895	14,105	(1.5)%
Broadband	13,695	13,825	(0.9)
Fiber Broadband Connections	7,738	6,597	17.3

Voice Connections
Retail Consumer Switched Access Lines	1,829	2,228	(17.9)
U-verse Consumer VoIP Connections	2,126	2,521	(15.7)
Total Retail Consumer Voice Connections	3,955	4,749	(16.7)%

Broadband Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2023	2022	Change	2023	2022	Change
Total Broadband and DSL Net Additions	(54)	(43)	(25.6)%	(96)	(55)	(74.5)%
Broadband Net Additions	(35)	(25)	(40.0)%	(58)	(20)	—
Fiber Broadband Net Additions	251	316	(20.6)%	523	605	(13.6)%

Broadband revenues increased in the second quarter and for the first six months of 2023, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2023, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in the second quarter and for the first six months of 2023, reflecting the continued decline in the number of VoIP customers.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operations and support expenses decreased in the second quarter and increased for the first six months of 2023. Expense decreases in the second quarter were primarily due to lower customer support costs, including approximately $35 of benefit from a vendor dispute resolution, and lower HBO Max licensing fees, partially offset by higher network and maintenance costs and higher amortization of deferred acquisition costs.

Expense increases for the first six months reflect higher network and maintenance costs and higher amortization of deferred acquisition costs, partially offset by lower sales and advertising costs, lower HBO Max licensing fees and favorable compensation true-ups in the first quarter of 2022.

Depreciation expense increased in the second quarter and for the first six months of 2023, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion.

Operating income increased in the second quarter and decreased for the first six months of 2023. Our Consumer Wireline operating income margin in the second quarter increased from 4.6% in 2022 to 5.2% in 2023 and for the first six months decreased from 4.8% in 2022 to 4.0% in 2023. Our Consumer Wireline EBITDA margin in the second quarter increased from 29.3% in 2022 to 31.5% in 2023 and for the first six months increased from 29.3% in 2022 to 30.5% in 2023.

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
	2023	2022	Percent Change	2023	2022	Percent Change
Segment Operating Revenues
Service	$635	$534	18.9%	$1,226	$1,024	19.7%
Equipment	332	274	21.2	624	474	31.6
Total Segment Operating Revenues	967	808	19.7	1,850	1,498	23.5

Segment Operating Expenses
Operations and support	821	721	13.9	1,559	1,352	15.3
Depreciation and amortization	185	169	9.5	360	330	9.1
Total Segment Operating Expenses	1,006	890	13.0	1,919	1,682	14.1
Operating Income (Loss)	$(39)	$(82)	52.4%	$(69)	$(184)	62.5%

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mexico:

Subscribers
				June 30,		Percent
(in 000s)				2023	2022	Change
Mexico Wireless Subscribers
Postpaid				5,030	4,835	4.0%
Prepaid				16,196	15,422	5.0
Reseller				463	443	4.5
Total Mexico Wireless Subscribers				21,689	20,700	4.8%

Mexico Wireless Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2023	2022	Change	2023	2022	Change
Mexico Wireless Net Additions
Postpaid	56	25	—%	105	28	—%
Prepaid	50	187	(73.3)	(8)	365	—
Reseller	(30)	(15)	—	(11)	(55)	80.0
Total Mexico Wireless Net Additions	76	197	(61.4)%	86	338	(74.6)%

Service revenues increased in the second quarter and for the first six months of 2023 reflecting favorable foreign exchange impacts, higher wholesale revenues and growth in subscribers.

Equipment revenues increased in the second quarter and for the first six months of 2023 driven by favorable foreign exchange impacts and higher equipment sales.

Operations and support expenses increased in the second quarter and for the first six months of 2023 driven by unfavorable impact of foreign exchange and increased equipment costs resulting from higher sales. Approximately 5% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2023, driven by unfavorable impact of foreign exchange.

Operating income improved in the second quarter and for the first six months of 2023. Our Mexico operating income margin in the second quarter increased from (10.1)% in 2022 to (4.0)% in 2023 and for the first six months increased from (12.3)% in 2022 to (3.7)% in 2023. Our Mexico EBITDA margin in the second quarter increased from 10.8% in 2022 to 15.1% in 2023 and for the first six months increased from 9.7% in 2022 to 15.7% in 2023.

OTHER BUSINESS MATTERS

Gigapower, LLC On May 11, 2023, we closed the transaction with BlackRock, through a fund managed by its Diversified Infrastructure business, related to Gigapower, LLC (Gigapower). The joint venture will provide a fiber network to Internet service providers and other businesses across the U.S. that serve customers outside of our traditional wireline service area. We have agreed to contribute incremental funding of up to approximately $700, which will be funded as the network is constructed. We deconsolidated Gigapower’s operations in the second quarter of 2023.

AT&T INC.
JUNE 30, 2023

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
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Wireless During 2020-2021, we deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we announced on-going construction and continuing deployment of 5G on C-band and 3.45 GHz spectrum in 2022 and beyond. Additional spectrum will be needed industrywide for 5G and future services. The federal government is developing a national spectrum strategy but its ability and intent to make sufficient spectrum available to the industry in needed timeframes remains uncertain.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for six months ended June 30,	2023	2022
Cash provided by operating activities	$16,600	$15,370
Cash used in investing activities	(9,241)	(17,311)
Cash used in financing activities	(1,530)	(49,464)

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$9,528	$3,701
Total debt	143,280	135,890

We had $9,528 in cash and cash equivalents available at June 30, 2023, increasing $5,827 since December 31, 2022. Cash and cash equivalents included cash of $1,049 and money market funds and other cash equivalents of $8,479. Approximately $1,215 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

For the first six months of 2023, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of commercial paper, long-term debt and cumulative preferred interests in subsidiaries and distributions from DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt, repurchase of the Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first six months of 2023, cash provided by operating activities was $16,600, compared to $15,370 for the first six months of 2022, reflecting operational growth and a focus to lower working capital programs, which resulted in lower device payments partially offset by lower receivable sales, net of remittances (see Note 8).

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing was to decrease cash from operating activities $2,100 and $916 for the six months ended June 30, 2023 and 2022, respectively. All direct supplier financing payments are due within one year. (See Note 11)

Cash Used in or Provided by Investing Activities from Continuing Operations
For the first six months of 2023, cash used in investing activities totaled $9,241 and consisted primarily of $8,605 (including interest during construction) for capital expenditures. During the first six months of 2023, we received a return of investment of $974 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10). We expect to pay approximately $2,100 of spectrum clearing costs in the second half of 2023, which we report as “Acquisitions, net of cash acquired” on our consolidated statements of cash flows.

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first six months of 2023, vendor financing payments were $3,756, compared to $3,337 for the first six months of 2022. Capital expenditures for the first six months of 2023 were $8,605, and when including $3,756 cash paid for vendor financing, capital investment was $12,361 ($452 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months of 2023, we placed $1,341 of equipment in service under vendor financing arrangements (compared to $2,012 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first six months of 2023, cash used in financing activities totaled $1,530 and was comprised of debt issuances and repayments, issuances and repurchase of preferred interests in subsidiaries, payments of dividends and vendor financing payments.

A tabular summary of our debt activities for the six months ended June 30, 2023 is as follows:

	First Quarter	Second Quarter	Six months ended June 30, 2023
Net commercial paper borrowings	$2,341	$1,284	$3,625
Issuance of Notes and Debentures:
USD notes	$1,747	$2,730	$4,477
Euro notes	1,319	3,537	4,856
Other	1,050	—	1,050
Debt Issuances	$4,116	$6,267	$10,383

Repayments:
Private financing	$—	$(750)	$(750)
Repayment of other short-term borrowings	$—	$(750)	$(750)

USD notes	$(376)	$(750)	$(1,126)
Euro notes	(1,626)	(473)	(2,099)
2025 Term Loan	(2,500)	—	(2,500)
Other	(1,443)	(441)	(1,884)
Repayments of long-term debt	$(5,945)	$(1,664)	$(7,609)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.1% as of June 30, 2023 and as of December 31, 2022. We had $136,629 of total notes and debentures outstanding at June 30, 2023. This also included Euro, British pound sterling, Canadian dollar, Australian dollar, and Swiss franc denominated debt that totaled approximately $38,261.

At June 30, 2023, we had $15,268 of debt maturing within one year, consisting of $4,619 of commercial paper borrowings and $10,649 of long-term debt issuances. The weighted average interest rate on our outstanding short-term borrowings was approximately 5.9% as of June 30, 2023 and 4.8% as of December 31, 2022.

For the first six months of 2023, we paid $3,756 of cash under our vendor financing program, compared to $3,337 in the prior-year comparable period. Total vendor financing payables included in our June 30, 2023 consolidated balance sheet were $3,587, with $2,177 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

At June 30, 2023, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $4,097 during the first six months of 2023, compared with $5,835 for the first six months of 2022.

Dividends on common stock declared by our Board of Directors totaled $0.5550 per share in the first six months of 2023 and 2022. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

In April 2023, we expanded our September 2020 sale of Telco LLC cumulative preferred interests and issued an additional $5,250 of nonconvertible cumulative preferred interests (April preferreds). The April preferreds pay an initial preferred distribution of 6.85% annually, subject to declaration, and subject to reset on November 1, 2027, and every seven years thereafter. (See Note 12)

In April 2023, we also accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Mobility preferred interests for a purchase price, including accrued and unpaid distributions, of $5,414. The Mobility preferred interests had a redemption value of $5,320, with approximately $2,650 removed from “Accounts payable and accrued liabilities” and $2,670 removed from “Other noncurrent liabilities.” The repurchase was primarily funded with proceeds from the April 2023 issuances of Telco LLC preferred interests. (See Note 12)

In June 2023, we issued $2,000 of Series B Cumulative Perpetual Preferred Membership Interests in Mobility II LLC (Mobility noncontrolling interests), which pay cash distributions of 6.8% per annum, subject to declaration. The Mobility noncontrolling interests are included in “Redeemable Noncontrolling Interest” on the consolidated balance sheets. (See Note 12)

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2027 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of June 30, 2023.

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

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of June 30, 2023, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $43,400 derivative portfolio, counterparties are still required to post collateral. During the first six months of 2023, we received approximately $180 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2023, our debt ratio was 54.8%, compared to 50.1% at June 30, 2022 and 56.1% at December 31, 2022. The debt ratio is affected by

AT&T INC.
JUNE 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2023, we had interest rate swaps with a notional value of $1,750 and a fair value of $(5).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $40,986 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(4,790) at June 30, 2023. We had no rate locks at June 30, 2023.

We have foreign exchange contracts with a U.S. dollar notional value of $617 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges with a total net fair value of $(19) at June 30, 2023.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2023.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
JUNE 30, 2023

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
JUNE 30, 2023
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

Recent Wall Street Journal reports regarding lead-clad cables.

In July 2023, The Wall Street Journal published a series of articles alleging that lead-clad telecommunications cables are a public-health hazard. We anticipate that, in light of these assertions, we may be subject to litigation, government investigations and potentially new regulation or legislation relating to lead-clad cables. We may incur significant expenses defending such suits or government actions or complying with any new regulation or legislation, and may be required to spend amounts that are material to AT&T.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2023 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2023 - April 30, 2023	37,968	$19.69	—	143,731,972
May 1, 2023 - May 31, 2023	17,519	17.19	—	143,731,972
June 1, 2023 - June 30, 2023	27,103	15.68	—	143,731,972
Total	82,590	$17.84	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

AT&T INC.
JUNE 30, 2023
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	Second Amended and Restated Limited Liability Company Agreement of AT&T Fiber Investment, LLC* (Exhibit 10.1 to Form 8-K filed on April 7, 2023)
10.2	AT&T Inc. Health Plan effective January 1, 2024
10.3	AT&T Stock Purchase and Deferral Plan as amended May 18, 2023
10.4	AT&T Executive Physical Program
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, (formatted as Inline XBRL and contained in Exhibit 101).

* The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of the omitted schedules and similar attachments on a supplemental basis to the Commission or its staff, if requested.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

July 27, 2023	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer