Form 10-Q
period 2023-09-30
AT&T INC.
filed 2023-10-31
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
Yes ☐ No ☒

At October 25, 2023, there were 7,150,020,118 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Service	$25,112	$24,731	$74,579	$72,998
Equipment	5,238	5,312	15,827	16,400
Total operating revenues	30,350	30,043	90,406	89,398

Operating Expenses
Cost of revenues
Equipment	5,219	5,440	15,933	17,010
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,835	6,761	20,279	20,267
Selling, general and administrative	7,205	7,202	21,389	21,445
Asset impairments and abandonments and restructuring	604	114	604	745
Depreciation and amortization	4,705	4,514	14,011	13,426
Total operating expenses	24,568	24,031	72,216	72,893
Operating Income	5,782	6,012	18,190	16,505
Other Income (Expense)
Interest expense	(1,662)	(1,420)	(4,978)	(4,548)
Equity in net income of affiliates	420	392	1,338	1,417
Other income (expense) — net	440	2,270	2,362	6,729
Total other income (expense)	(802)	1,242	(1,278)	3,598
Income from Continuing Operations Before Income Taxes	4,980	7,254	16,912	20,103
Income tax expense on continuing operations	1,154	908	3,871	3,857
Income from Continuing Operations	3,826	6,346	13,041	16,246
Income (loss) from discontinued operations, net of tax	—	53	—	(146)
Net Income	3,826	6,399	13,041	16,100
Less: Net Income Attributable to Noncontrolling Interest	(331)	(373)	(829)	(1,107)
Net Income Attributable to AT&T	$3,495	$6,026	$12,212	$14,993
Less: Preferred Stock Dividends	(51)	(49)	(155)	(149)
Net Income Attributable to Common Stock	$3,444	$5,977	$12,057	$14,844
Basic Earnings Per Share from continuing operations	$0.48	$0.82	$1.67	$2.08
Basic Earnings (Loss) Per Share from discontinued operations	$—	$0.01	$—	$(0.02)
Basic Earnings Per Share Attributable to Common Stock	$0.48	$0.83	$1.67	$2.06
Diluted Earnings Per Share from continuing operations	$0.48	$0.79	$1.67	$2.03
Diluted Earnings (Loss) Per Share from discontinued operations	$—	$0.01	$—	$(0.02)
Diluted Earnings Per Share Attributable to Common Stock	$0.48	$0.80	$1.67	$2.01
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,185	7,153	7,178	7,169
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,185	7,647	7,280	7,605
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$3,826	$6,399	$13,041	$16,100
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $(29), $(38), $111 and $25	(90)	(88)	367	160
Distribution of WarnerMedia, net of taxes of $0, $0, $0 and $(38)	—	(12)	—	(182)
Securities:
Net unrealized gains (losses), net of taxes of $(12), $(15), $(8) and $(52)	(37)	(43)	(25)	(152)
Reclassification adjustment included in net income, net of taxes of $1, $1, $3 and $3	2	1	7	7
Derivative instruments:
Net unrealized gains (losses), net of taxes of $211, $(143), $213 and $(246)	843	(540)	867	(885)
Reclassification adjustment included in net income, net of taxes of $3, $3, $9 and $22	12	12	35	85
Distribution of WarnerMedia, net of taxes of $0, $0, $0 and $(12)	—	—	—	(24)
Defined benefit postretirement plans:
Net prior service credit arising during the period, net of taxes of $0, $583, $0 and $583	—	1,787	—	1,787
Amortization of net prior service credit included in net income, net of taxes of $(160), $(180), $(481) and $(484)	(490)	(551)	(1,472)	(1,477)
Distribution of WarnerMedia, net of taxes of $0, $0, $0 and $5	—	—	—	25
Other comprehensive income (loss)	240	566	(221)	(656)
Total comprehensive income	4,066	6,965	12,820	15,444
Less: Total comprehensive income attributable to noncontrolling interest	(331)	(373)	(829)	(1,107)
Total Comprehensive Income Attributable to AT&T	$3,735	$6,592	$11,991	$14,337
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$7,540	$3,701
Accounts receivable – net of related allowances for credit loss of $484 and $588	8,962	11,466
Inventories	2,520	3,123
Prepaid and other current assets	16,598	14,818
Total current assets	35,620	33,108
Property, plant and equipment	337,309	329,630
Less: accumulated depreciation and amortization	(208,813)	(202,185)
Property, Plant and Equipment – Net	128,496	127,445
Goodwill – Net	67,854	67,895
Licenses – Net	127,113	124,092
Other Intangible Assets – Net	5,332	5,354
Investments in and Advances to Equity Affiliates	1,847	3,533
Operating Lease Right-Of-Use Assets	21,001	21,814
Other Assets	19,435	19,612
Total Assets	$406,698	$402,853
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$11,302	$7,467
Note payable to DIRECTV	—	130
Accounts payable and accrued liabilities	34,659	42,644
Advanced billings and customer deposits	3,703	3,918
Dividends payable	2,020	2,014
Total current liabilities	51,684	56,173
Long-Term Debt	126,701	128,423
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,671	57,032
Postemployment benefit obligation	6,494	7,260
Operating lease liabilities	17,730	18,659
Other noncurrent liabilities	25,591	28,849
Total deferred credits and other noncurrent liabilities	108,486	111,800
Redeemable Noncontrolling Interest	1,972	—
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at September 30, 2023 and December 31, 2022):
Series A (48,000 issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Series B (20,000 issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Series C (70,000 issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2023 and December 31, 2022: issued 7,620,748,598 at September 30, 2023 and December 31, 2022)	7,621	7,621
Additional paid-in capital	116,890	123,610
Retained (deficit) earnings	(7,203)	(19,415)
Treasury stock (471,150,008 at September 30, 2023 and 493,156,816 at December 31, 2022, at cost)	(16,150)	(17,082)
Accumulated other comprehensive income	2,545	2,766
Noncontrolling interest	14,152	8,957
Total stockholders’ equity	117,855	106,457
Total Liabilities and Stockholders’ Equity	$406,698	$402,853
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2023	2022
Operating Activities
Income from continuing operations	$13,041	$16,246
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14,011	13,426
Provision for uncollectible accounts	1,409	1,323
Deferred income tax expense	3,163	2,947
Net (gain) loss on investments, net of impairments	335	412
Pension and postretirement benefit expense (credit)	(1,966)	(2,529)
Actuarial and settlement (gain) loss on pension and postretirement benefits - net	(145)	(3,838)
Asset impairments and abandonments and restructuring	604	745
Changes in operating assets and liabilities:
Receivables	1,173	1,021
Other current assets	57	(799)
Accounts payable and other accrued liabilities	(5,062)	(3,261)
Equipment installment receivables and related sales	(56)	906
Deferred customer contract acquisition and fulfillment costs	47	(756)
Postretirement claims and contributions	(715)	(443)
Other - net	1,040	64
Total adjustments	13,895	9,218
Net Cash Provided by Operating Activities from Continuing Operations	26,936	25,464
Investing Activities
Capital expenditures	(13,252)	(15,397)
Acquisitions, net of cash acquired	(923)	(9,959)
Dispositions	66	49
Distributions from DIRECTV in excess of cumulative equity in earnings	1,447	2,205
(Purchases), sales and settlements of securities and investments - net	(1,043)	93
Other - net	(81)	(2)
Net Cash Used in Investing Activities from Continuing Operations	(13,786)	(23,011)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(914)	84
Issuance of other short-term borrowings	5,406	3,955
Repayment of other short-term borrowings	(979)	(16,861)
Issuance of long-term debt	9,633	479
Repayment of long-term debt	(11,889)	(24,412)
Repayment of note payable to DIRECTV	(130)	(1,070)
Payment of vendor financing	(4,736)	(4,237)
Purchase of treasury stock	(190)	(875)
Issuance of treasury stock	3	28
Issuance of preferred interests in subsidiary	7,151	—
Redemption of preferred interests in subsidiary	(5,333)	—
Dividends paid	(6,116)	(7,845)
Other - net	(1,190)	(3,649)
Net Cash Used in Financing Activities from Continuing Operations	(9,284)	(54,403)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	3,866	(51,950)
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	—	(3,754)
Cash provided by (used in) investing activities	—	1,029
Cash provided by (used in) financing activities	—	35,853
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	—	33,128
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,866	$(18,822)
Cash and cash equivalents and restricted cash beginning of year	3,793	21,316
Cash and Cash Equivalents and Restricted Cash End of Period	$7,659	$2,494
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$118,833		$122,850		$123,610		$130,112
Distribution of WarnerMedia		—		—		—		(6,832)
Preferred stock dividends		(36)		—		(170)		—
Common stock dividends ($0.2775 and $0.8325 per share in 2023)		(1,997)		—		(5,998)		—
Issuance of treasury stock		(3)		(5)		(371)		(149)
Share-based payments		93		88		(181)		(198)
Balance at end of period		$116,890		$122,933		$116,890		$122,933
Retained (Deficit) Earnings
Balance at beginning of period		$(10,698)		$2,128		$(19,415)		$42,350
Net income attributable to AT&T		3,495		6,026		12,212		14,993
Distribution of WarnerMedia		—		—		—		(45,041)
Preferred stock dividends		—		(36)		—		(171)
Common stock dividends ($0.2775 and $0.8325 per share in 2022)		—		(1,991)		—		(6,004)
Balance at end of period		$(7,203)		$6,127		$(7,203)		$6,127
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(471)	$(16,158)	(495)	$(17,160)	(493)	$(17,082)	(480)	$(17,280)
Repurchase and acquisition of common stock	—	(1)	—	(3)	(10)	(190)	(43)	(875)
Reissuance of treasury stock	—	9	—	15	32	1,122	28	1,007
Balance at end of period	(471)	$(16,150)	(495)	$(17,148)	(471)	$(16,150)	(495)	$(17,148)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$2,305		$2,307		$2,766		$3,529
Other comprehensive income (loss) attributable to AT&T		240		566		(221)		(656)
Balance at end of period		$2,545		$2,873		$2,545		$2,873
Noncontrolling Interest[1]
Balance at beginning of period		$14,172		$17,561		$8,957		$17,523
Net income attributable to noncontrolling interest		295		373		787		1,107
Issuance and acquisition (disposition) by noncontrolling owners		(1)		—		5,180		—
Redemption of noncontrolling interest		—		(18)		—		(34)
Distributions		(314)		(344)		(772)		(1,024)
Balance at end of period		$14,152		$17,572		$14,152		$17,572
Total Stockholders' Equity at beginning of period		$116,075		$135,307		$106,457		$183,855
Total Stockholders' Equity at end of period		$117,855		$139,978		$117,855		$139,978
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and nine months ended September 30, 2023 and 2022, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerators
Numerator for basic earnings per share:
Income from continuing operations, net of tax	$3,826	$6,346	$13,041	$16,246
Net income from continuing operations attributable to noncontrolling interests	(331)	(373)	(829)	(1,107)
Preferred Stock Dividends	(51)	(49)	(155)	(149)
Income from continuing operations attributable to common stock	3,444	5,924	12,057	14,990
Income (loss) from discontinued operations attributable to common stock	—	53	—	(146)
Net Income Attributable to Common Stock	$3,444	$5,977	$12,057	$14,844
Dilutive potential common shares:
Mobility preferred interests	—	139	72	419
Share-based payment	—	4	10	13
Numerator for diluted earnings per share	$3,444	$6,120	$12,139	$15,276
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,185	7,153	7,178	7,169
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	446	95	394
Share-based payment (in shares)	—	48	7	42
Denominator for diluted earnings per share	7,185	7,647	7,280	7,605

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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	367		(25)		867		—		1,209
Amounts reclassified from accumulated OCI	—	1	7	1	35	2	(1,472)	3	(1,430)
Net other comprehensive income (loss)	367		(18)		902		(1,472)		(221)
Balance as of September 30, 2023	$(1,433)		$(108)		$(1,096)		$5,182		$2,545

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	160		(152)		(885)		1,787		910
Amounts reclassified from accumulated OCI	—	1	7	1	85	2	(1,477)	3	(1,385)
Distribution of WarnerMedia	(182)		—		(24)		25		(181)
Net other comprehensive income (loss)	(22)		(145)		(824)		335		(656)
Balance as of September 30, 2022	$(1,986)		$(100)		$(2,246)		$7,205		$2,873
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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,692	$11,795	$8,897	$2,134	$6,763
Business Wireline	5,221	3,526	1,695	1,345	350
Consumer Wireline	3,331	2,300	1,031	871	160
Total Communications	29,244	17,621	11,623	4,350	7,273
Latin America - Mexico	992	837	155	184	(29)
Segment Total	30,236	18,458	11,778	4,534	7,244
Corporate and Other
Corporate:
DTV-related retained costs	—	167	(167)	144	(311)
Parent administration support	(1)	333	(334)	1	(335)
Securitization fees	25	164	(139)	—	(139)
Value portfolio	90	25	65	5	60
Total Corporate	114	689	(575)	150	(725)
Certain significant items	—	716	(716)	21	(737)
Total Corporate and Other	114	1,405	(1,291)	171	(1,462)
AT&T Inc.	$30,350	$19,863	$10,487	$4,705	$5,782

For the three months ended September 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,278	$12,010	$8,268	$2,042	$6,226
Business Wireline	5,668	3,705	1,963	1,342	621
Consumer Wireline	3,185	2,243	942	800	142
Total Communications	29,131	17,958	11,173	4,184	6,989
Latin America - Mexico	785	684	101	164	(63)
Segment Total	29,916	18,642	11,274	4,348	6,926
Corporate and Other
Corporate:
DTV-related retained costs	—	235	(235)	139	(374)
Parent administration support	(6)	317	(323)	2	(325)
Securitization fees	15	103	(88)	—	(88)
Value portfolio	118	32	86	9	77
Total Corporate	127	687	(560)	150	(710)
Certain significant items	—	188	(188)	16	(204)
Total Corporate and Other	127	875	(748)	166	(914)
AT&T Inc.	$30,043	$19,517	$10,526	$4,514	$6,012

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$61,589	$35,587	$26,002	$6,355	$19,647
Business Wireline	15,831	10,699	5,132	4,008	1,124
Consumer Wireline	9,821	6,810	3,011	2,589	422
Total Communications	87,241	53,096	34,145	12,952	21,193
Latin America - Mexico	2,842	2,396	446	544	(98)
Segment Total	90,083	55,492	34,591	13,496	21,095
Corporate and Other
Corporate:
DTV-related retained costs	—	514	(514)	440	(954)
Parent administration support	(13)	1,039	(1,052)	4	(1,056)
Securitization fees	61	439	(378)	—	(378)
Value portfolio	275	77	198	16	182
Total Corporate	323	2,069	(1,746)	460	(2,206)
Certain significant items	—	644	(644)	55	(699)
Total Corporate and Other	323	2,713	(2,390)	515	(2,905)
AT&T Inc.	$90,406	$58,205	$32,201	$14,011	$18,190

For the nine months ended September 30, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$60,279	$36,198	$24,081	$6,118	$17,963
Business Wireline	16,903	11,199	5,704	3,954	1,750
Consumer Wireline	9,520	6,723	2,797	2,351	446
Total Communications	86,702	54,120	32,582	12,423	20,159
Latin America - Mexico	2,283	2,036	247	494	(247)
Segment Total	88,985	56,156	32,829	12,917	19,912
Corporate and Other
Corporate:
DTV-related retained costs	8	634	(626)	408	(1,034)
Parent administration support	(24)	1,005	(1,029)	12	(1,041)
Securitization fees	48	263	(215)	—	(215)
Value portfolio	381	106	275	29	246
Total Corporate	413	2,008	(1,595)	449	(2,044)
Certain significant items	—	1,303	(1,303)	60	(1,363)
Total Corporate and Other	413	3,311	(2,898)	509	(3,407)
AT&T Inc.	$89,398	$59,467	$29,931	$13,426	$16,505

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Communications	$7,273	$6,989	$21,193	$20,159
Latin America	(29)	(63)	(98)	(247)
Segment Operating Income	7,244	6,926	21,095	19,912
Reconciling Items:
Corporate	(725)	(710)	(2,206)	(2,044)
Transaction and other costs	(72)	(58)	(72)	(341)
Amortization of intangibles acquired	(21)	(16)	(55)	(60)
Asset impairments and abandonments and restructuring	(604)	(114)	(604)	(745)
Benefit-related gains (losses)	(40)	(16)	32	(217)
AT&T Operating Income	5,782	6,012	18,190	16,505
Interest expense	1,662	1,420	4,978	4,548
Equity in net income of affiliates	420	392	1,338	1,417
Other income (expense) — net	440	2,270	2,362	6,729
Income from Continuing Operations Before Income Taxes	$4,980	$7,254	$16,912	$20,103

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended September 30, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,908	$—	$—	$672	$—	$16,580
Business service	—	5,087	—	—	—	5,087
Broadband	—	—	2,667	—	—	2,667
Legacy voice and data	—	—	368	—	69	437
Other	—	—	296	—	45	341
Total Service	15,908	5,087	3,331	672	114	25,112
Equipment	4,784	134	—	320	—	5,238
Total	$20,692	$5,221	$3,331	$992	$114	$30,350

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,337	$—	$—	$559	$3	$15,899
Business service	—	5,524	—	—	—	5,524
Broadband	—	—	2,429	—	—	2,429
Legacy voice and data	—	—	427	—	88	515
Other	—	—	329	—	35	364
Total Service	15,337	5,524	3,185	559	126	24,731
Equipment	4,941	144	—	226	1	5,312
Total	$20,278	$5,668	$3,185	$785	$127	$30,043

For the nine months ended September 30, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$47,136	$—	$—	$1,898	$—	$49,034
Business service	—	15,401	—	—	—	15,401
Broadband	—	—	7,755	—	—	7,755
Legacy voice and data	—	—	1,147	—	232	1,379
Other	—	—	919	—	91	1,010
Total Service	47,136	15,401	9,821	1,898	323	74,579
Equipment	14,453	430	—	944	—	15,827
Total	$61,589	$15,831	$9,821	$2,842	$323	$90,406

For the nine months ended September 30, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$45,065	$—	$—	$1,583	$15	$46,663
Business service	—	16,418	—	—	—	16,418
Broadband	—	—	7,177	—	—	7,177
Legacy voice and data	—	—	1,332	—	313	1,645
Other	—	—	1,011	—	84	1,095
Total Service	45,065	16,418	9,520	1,583	412	72,998
Equipment	15,214	485	—	700	1	16,400
Total	$60,279	$16,903	$9,520	$2,283	$413	$89,398

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our Mobility, Business Wireline, and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2023	2022
Deferred Acquisition Costs
Prepaid and other current assets	$3,141	$2,893
Other Assets	3,990	3,913
Total deferred customer contract acquisition costs	$7,131	$6,806
Deferred Fulfillment Costs
Prepaid and other current assets	$2,380	$2,481
Other Assets	3,935	4,206
Total deferred customer contract fulfillment costs	$6,315	$6,687

The following table presents deferred customer contract acquisition and fulfillment cost amortization (primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively) for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2023	2022
Deferred acquisition cost amortization	$2,568	$2,138
Deferred fulfillment cost amortization	2,031	2,000
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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2023	2022
Contract asset	$5,960	$5,512
Current portion in “Prepaid and other current assets”	3,283	2,941
Contract liability	3,913	4,170
Current portion in “Advanced billings and customer deposits”	3,598	3,816

Our contract asset balances at September 30, 2023 and December 31, 2022 reflect increased promotional equipment sales in our wireless business.

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $3,576.

AT&T INC.
SEPTEMBER 30, 2023

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,686, of which we expect to recognize approximately 63% by the end of 2024, with the balance recognized thereafter.
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

The purchase of the group annuity contracts closed on May 3, 2023, covering approximately 96,000 AT&T participants and beneficiaries (Transferred Participants). Under the group annuity contracts, Athene, through its wholly-owned subsidiaries Athene Annuity and Life Company and Athene Annuity & Life Assurance Company of New York, made an irrevocable commitment, and is solely responsible, to pay the pension benefits of each Transferred Participant beginning with their August 2023 pension payments. The transaction does not change the amount of pension benefits payable to the Transferred Participants.

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

This transaction with Athene is considered a settlement for accounting purposes and requires us to remeasure our pension plan assets and obligations at each remaining quarter-end in 2023. The third quarter 2023 remeasurement resulted in the recognition of an actuarial gain of $71 in the third quarter and an actuarial loss of $218 for the first nine months of 2023.

As part of our remeasurement, the weighted-average discount rate used to measure our pension benefit obligation was approximately 5.90% at September 30, 2023 compared to 5.20% at June 30, 2023, an increase of 70 basis points. The discount rates in effect for determining pension service and interest costs after our September 30 remeasurement are 5.90% and 5.70%, respectively. The remeasurement also reflects actual returns on pension plan assets of (1.10)% (nine-month rate) relative to our expected long-term rate of 7.50% (annual rate). Similar to 2023, in 2022 we were required to follow settlement accounting and remeasure our pension benefit plan assets and obligations at each remaining quarter end.

AT&T INC.
SEPTEMBER 30, 2023

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Pension cost:
Service cost – benefits earned during the period	$122	$141	$365	$488
Interest cost on projected benefit obligation	416	481	1,448	1,216
Expected return on assets	(570)	(740)	(1,999)	(2,410)
Amortization of prior service credit	(33)	(33)	(100)	(100)
Net pension (credit) cost before remeasurement	(65)	(151)	(286)	(806)
Actuarial (gain) loss	(71)	(216)	218	(2,573)
Settlement (gain) loss	—	—	(363)	—
Net pension (credit) cost	$(136)	$(367)	$(431)	$(3,379)

Postretirement cost:
Service cost – benefits earned during the period	$5	$7	$17	$25
Interest cost on accumulated postretirement benefit obligation	85	75	255	201
Expected return on assets	(32)	(23)	(98)	(88)
Amortization of prior service credit	(618)	(697)	(1,854)	(1,861)
Net postretirement (credit) cost before remeasurement	(560)	(638)	(1,680)	(1,723)
Actuarial (gain) loss	—	(1,084)	—	(1,084)
Net postretirement (credit) cost	$(560)	$(1,722)	$(1,680)	$(2,807)
Combined net pension and postretirement (credit) cost	$(696)	$(2,089)	$(2,111)	$(6,186)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $19 and $13 in the third quarter and $56 and $37 for the first nine months of 2023 and 2022, respectively, predominantly due to higher interest costs.

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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$131,587	$115,560	$133,207	$122,524
Commercial paper	4,575	4,575	866	866
Investment securities[2]	2,772	2,772	2,692	2,692
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2023 and December 31, 2022. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,032	$—	$—	$1,032
International equities	192	—	—	192
Fixed income equities	196	—	—	196
Available-for-Sale Debt Securities	—	1,176	—	1,176
Asset Derivatives
Cross-currency swaps	—	60	—	60
Liability Derivatives
Interest rate swaps	—	(9)	—	(9)
Cross-currency swaps	—	(4,785)	—	(4,785)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$995	$—	$—	$995
International equities	198	—	—	198
Fixed income equities	189	—	—	189
Available-for-Sale Debt Securities	—	1,132	—	1,132
Asset Derivatives
Cross-currency swaps	—	28	—	28
Liability Derivatives
Cross-currency swaps	—	(6,010)	—	(6,010)
Foreign exchange contracts	—	(23)	—	(23)

AT&T INC.
SEPTEMBER 30, 2023

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total gains (losses) recognized on equity securities	$(58)	$(79)	$107	$(411)
Gains (losses) recognized on equity securities sold	(2)	(8)	(1)	(56)
Unrealized gains (losses) recognized on equity securities held at end of period	$(56)	$(71)	$108	$(355)

At September 30, 2023, available-for-sale debt securities totaling $1,176 have maturities as follows - less than one year: $94; one to three years: $189; three to five years: $147; five or more years: $746.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2023 and 2022, no ineffectiveness was measured on fair value hedges.

AT&T INC.
SEPTEMBER 30, 2023

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2023, we had posted collateral of $689 (a deposit asset) and held collateral of $1 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in September, we would have been required to post additional collateral of $53. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $4,642. At December 31, 2022, we had posted collateral of $886 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2023	2022
Interest rate swaps	$1,750	$—
Cross-currency swaps	37,617	38,213
Foreign exchange contracts	—	617
Total	$39,367	$38,830

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2023	2022	2023	2022
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(5)	$(1)	$(12)	$(3)
Gain (loss) on long-term debt	5	1	12	3
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(1,066)	(52)	(297)	7
Gain (loss) on long-term debt	1,066	52	297	(7)
Gain (loss) recognized in accumulated OCI	1,005	12	1,045	(48)
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	1	(37)	12	(60)
Gain (loss) on long-term debt	(1)	37	(12)	60
Gain (loss) recognized in accumulated OCI	18	(5)	12	(9)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”
The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2023	2022	2023	2022
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$31	$(690)	$23	$(1,077)
Foreign exchange contracts:
Gain (loss) recognized in accumulated OCI	—	—	—	3
Other income (expense) - net reclassified from accumulated OCI into income	—	—	—	1
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(44)	(51)
Other income (expense) reclassified from accumulated OCI into income	—	—	—	(45)
Distribution of WarnerMedia	—	—	—	(12)

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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables during the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net cash (paid) received from equipment installment receivables[1]	$293	$450	$233	$1,543
Net cash received from other programs[2]	103	307	847	636
Total net cash impact to cash flows from operating activities	$396	$757	$1,080	$2,179
[1]Cash from initial sales of $2,937 and $2,664 for the three months and $8,122 and $8,598 for the nine months ended September 30, 2023 and 2022, respectively.
[2]Certain transferred receivables are guaranteed by a subsidiary that holds additional receivables in the amount of $823, which are pledged as collateral and represent our maximum exposure to loss.

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

The following table sets forth a summary of the equipment installment receivables and accounts being serviced:

	September 30, 2023	December 31, 2022
Gross receivables:	$3,586	$4,165
Balance sheet classification
Accounts receivable
Notes receivable	1,366	1,789
Trade receivables	531	522
Other Assets
Noncurrent notes and trade receivables	1,689	1,854

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,790	$11,030
Cash proceeds received, net of remittances[1]	8,918	8,519
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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program during the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Gross receivables sold[1]	$2,968	$2,698	$8,215	$8,950
Net receivables sold[2]	2,842	2,590	7,834	8,623
Cash proceeds received	2,937	2,664	8,122	8,598
Deferred purchase price recorded	—	—	—	245
Guarantee obligation recorded	249	173	697	469
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Fair value of repurchased receivables	$732	$1,386	$2,038	$3,314
Carrying value of deferred purchase price	740	1,395	2,051	3,335
Gain (loss) on repurchases[1]	$(8)	$(9)	$(13)	$(21)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At September 30, 2023 and December 31, 2022, our deferred purchase price receivable was $2,459 and $2,318, respectively, of which $1,538 and $1,278 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2023 and December 31, 2022 was $349 and $419, respectively, of which $116 and $73 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

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
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$1,412	$1,368	$4,169	$4,072

Finance lease cost:
Amortization of leased assets in property, plant and equipment	$59	$55	$178	$149
Interest on lease obligation	47	39	140	120
Total finance lease cost	$106	$94	$318	$269

The following table provides supplemental cash flows information related to leases:

	Nine months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows for operating leases	$3,496	$3,507
Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	1,980	2,775

The following tables set forth supplemental balance sheet information related to leases:

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$21,001	$21,814

Accounts payable and accrued liabilities	$3,538	$3,547
Operating lease obligation	17,730	18,659
Total operating lease obligation	$21,268	$22,206
Finance Leases
Property, plant and equipment, at cost	$2,962	$2,770
Accumulated depreciation and amortization	(1,424)	(1,224)
Property, plant and equipment, net	$1,538	$1,546

Current portion of long-term debt	$178	$170
Long-term debt	1,663	1,647
Total finance lease obligation	$1,841	$1,817

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	September 30,
	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating leases	7.8	8.1
Finance leases	7.3	7.9

Weighted-Average Discount Rate
Operating leases	4.0%	3.6%
Finance leases	8.2%	7.9%

The following table provides the expected future minimum maturities of lease obligations:

At September 30, 2023	Operating	Finance
	Leases	Leases
Remainder of 2023	$1,182	$82
2024	4,544	326
2025	3,943	332
2026	3,290	325
2027	2,662	323
Thereafter	9,866	1,147
Total lease payments	25,487	2,535
Less: imputed interest	(4,219)	(694)
Total	$21,268	$1,841

NOTE 10. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party.

Our share of DIRECTV’s earnings included in equity in net income of affiliates was $1,334 and $1,429 for the nine months ended September 30, 2023 and 2022, respectively. Cash distributions from DIRECTV for the first nine months of 2023 totaled $2,781, with $1,334 classified as operating activities and $1,447 classified as investing activities in our consolidated statement of cash flows versus total cash distributions of $3,634 ($1,429 operating and $2,205 investing) in the comparable prior period. Our investment in DIRECTV at September 30, 2023 was $1,476.

In February 2023, we repaid all outstanding notes payable to DIRECTV.

We provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain of their customer receivables. For the three and nine months ended September 30, 2023, we billed DIRECTV approximately $160 and $580 for these costs, which were recorded as a reduction to the operations and support expenses incurred and resulted in net retained costs to AT&T of $167 in the third quarter and $514 for the first nine months of 2023.

At September 30, 2023, we had accounts receivable from DIRECTV of $245 and accounts payable to DIRECTV of $40.

We are not committed, implicitly or explicitly to provide financial or other support, other than as noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T INC.
SEPTEMBER 30, 2023

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

At the supplier’s election, they can receive payment of AT&T obligations prior to the scheduled due dates, at a discounted price from the third-party financial institution. The discounted price paid by participating suppliers is based on a variable rate that is indexed to the overnight borrowing rate. We agree to pay the financial institution the stated amount generally within 90 days of receipt of the invoice. We do not have pledged assets or other guarantees under our supplier financing program.

Suppliers had elected to sell to the third-party financial institutions $2,394 and $2,869 of our outstanding payment obligations as of September 30, 2023 and December 31, 2022, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $2,645 of direct supplier financing outstanding at September 30, 2023 and $5,486 as of December 31, 2022, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the nine months ended September 30, 2023 and 2022, we recorded vendor financing commitments related to capital investments of approximately $2,128 and $3,916, respectively. We had $3,336 vendor financing payables at September 30, 2023, with $2,092 included in “Accounts payable and accrued liabilities” and $6,147 vendor financing payables at December 31, 2022, with $4,592 included in “Accounts payable and accrued liabilities.”

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents from continuing operations	$7,540	$2,423	$3,701	$19,223
Cash and cash equivalents from discontinued operations	—	—	—	1,946
Restricted cash in Prepaid and other current assets	1	1	1	3
Restricted cash in Other Assets	118	70	91	144
Cash and Cash Equivalents and Restricted Cash	$7,659	$2,494	$3,793	$21,316

AT&T INC.
SEPTEMBER 30, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Nine months ended
	September 30,
Cash paid (received) during the period for:	2023	2022
Interest	$5,703	$5,981
Income taxes, net of refunds	758	400

The following table summarizes capital expenditures:
	Nine months ended
	September 30,
	2023	2022
Purchase of property and equipment	$13,116	$15,273
Interest during construction - capital expenditures[1]	136	124
Total Capital Expenditures	$13,252	$15,397

The following table summarizes acquisitions, net of cash acquired:
	Nine months ended
	September 30,
	2023	2022
Business acquisitions	$—	$—
Spectrum acquisitions	309	9,076
Interest during construction - spectrum[1]	614	883
Total Acquisitions	$923	$9,959
[1] Total capitalized interest was $750 and $1,007 for the nine months ended September 30, 2023 and 2022, respectively.

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

Mobility II Preferred Interests In April 2023, we accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) for a purchase price, including accrued and unpaid distributions, of $5,414. The Mobility preferred interests had a redemption value of $5,320, with approximately $2,650 removed from “Accounts payable and accrued liabilities” and $2,670 removed from “Other noncurrent liabilities.” The repurchase was primarily funded with proceeds from the April preferreds.

Mobility II Redeemable Noncontrolling Interests In June 2023, we issued two million Series B Cumulative Perpetual Preferred Membership Interests in Mobility II LLC (Mobility noncontrolling interests), which pay cash distributions of 6.8% per annum, subject to declaration. So long as the distributions are declared and paid, the terms of the Mobility noncontrolling

AT&T INC.
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating Revenues
Communications	$29,244	$29,131	0.4%	$87,241	$86,702	0.6%
Latin America - Mexico	992	785	26.4	2,842	2,283	24.5
Corporate and Other:
Corporate	114	127	(10.2)	323	413	(21.8)
AT&T Operating Revenues	$30,350	$30,043	1.0%	$90,406	$89,398	1.1%

Operating Income
Communications	$7,273	$6,989	4.1%	$21,193	$20,159	5.1%
Latin America - Mexico	(29)	(63)	54.0	(98)	(247)	60.3
Segment Operating Income	7,244	6,926	4.6	21,095	19,912	5.9
Corporate	(725)	(710)	(2.1)	(2,206)	(2,044)	(7.9)
Certain significant items	(737)	(204)	—	(699)	(1,363)	48.7
AT&T Operating Income	$5,782	$6,012	(3.8)%	$18,190	$16,505	10.2%

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
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating Revenues
Service	$25,112	$24,731	1.5%	$74,579	$72,998	2.2%
Equipment	5,238	5,312	(1.4)	15,827	16,400	(3.5)
Total Operating Revenues	30,350	30,043	1.0	90,406	89,398	1.1

Operating Expenses
Operations and support	19,863	19,517	1.8	58,205	59,467	(2.1)
Depreciation and amortization	4,705	4,514	4.2	14,011	13,426	4.4
Total Operating Expenses	24,568	24,031	2.2	72,216	72,893	(0.9)
Operating Income	5,782	6,012	(3.8)	18,190	16,505	10.2
Interest expense	1,662	1,420	17.0	4,978	4,548	9.5
Equity in net income of affiliates	420	392	7.1	1,338	1,417	(5.6)
Other income (expense) — net	440	2,270	(80.6)	2,362	6,729	(64.9)
Income from Continuing Operations Before Income Taxes	4,980	7,254	(31.3)	16,912	20,103	(15.9)
Income from Continuing Operations	$3,826	$6,346	(39.7)%	$13,041	$16,246	(19.7)%

Operating revenues increased in the third quarter and for the first nine months of 2023, reflecting growth in Mobility and Consumer Wireline revenues, partially offset by continued declines in Business Wireline revenues. Revenue increases also reflect favorable impacts of foreign exchange rates in Mexico.

Operations and support expenses increased in the third quarter and decreased for the first nine months of 2023. The increase for the third quarter reflects higher severance and restructuring charges and continued inflationary cost increases, partially offset by our continued transformation efforts. Operating expense increases also include increased network expense, unfavorable impact of foreign exchange rates, and higher amortization of deferred customer acquisition costs, partially offset by lower Mobility equipment and associated selling costs from lower wireless sales volumes and lower personnel costs.

Expense decreases for the first nine months reflect lower Mobility equipment and associated selling costs, lower personnel costs and higher returns on benefit-related assets, partially offset by higher amortization of deferred customer acquisition costs. The decrease was also driven by the absence of first-quarter 2022 3G network shutdown costs and higher noncash impairment and restructuring charges in 2022, partially offset by higher network and bad debt expenses in 2023.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2023.
Depreciation expense increased $175, or 3.9%, in the third quarter and $551, or 4.1%, for the first nine months of 2023 primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Amortization expense increased $16, or 45.7%, in the third quarter and $34, or 32.4%, for the first nine months of 2023 primarily due to the amortization of wireless licenses in Mexico.

Operating income decreased in the third quarter and increased for the first nine months of 2023. Our operating income margin in the third quarter decreased from 20.0% in 2022 to 19.1% in 2023, reflecting higher severance and restructuring charges, and for the first nine months increased from 18.5% in 2022 to 20.1% in 2023, reflecting lower equipment revenues which have lower margins as well as cost savings from our continued transformation efforts.

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Interest expense increased in the third quarter and for the first nine months of 2023, primarily due to lower capitalized interest associated with spectrum acquisitions and higher interest rates. Interest expense for the first nine months of 2023 also includes the reclassification of Mobility preferred interests distributions, which were repurchased on April 5, 2023 (see Note 12). Mobility preferred interest distributions were recorded as noncontrolling interest in 2022.

Late in the third quarter of 2023, we received the majority of our C-band licenses from the Federal Communications Commission (FCC) auction in 2021, and we have ceased capitalization of interest for licenses that have been placed into service.

Equity in net income of affiliates increased in the third quarter and decreased for the first nine months of 2023, primarily due to the performance of our investment in DIRECTV (see Note 10). The decrease for the first nine months was partially offset by our share of a gain on a sale-leaseback transaction by DIRECTV of approximately $100 in the first quarter of 2023.

Other income (expense) – net decreased in the third quarter and for the first nine months of 2023. The decreases were primarily driven by actuarial remeasurement of pension plan assets and obligations, with net actuarial and settlement gains of $71 in the third quarter and $145 for the first nine months of 2023, compared to gains of $1,440 in the third quarter and $3,838 for the first nine months of 2022 (see Note 6). Also contributing to the decrease was a $450 impairment of an equity investment in a Latin America satellite business and lower pension and postretirement benefit credits in 2023, which were primarily driven by higher interest costs from discount rate increases (see Note 6). Partially offsetting the decreases were higher returns on other benefit-related investments for the first nine months.

Income tax expense increased in the third quarter and for the first nine months of 2023. The increases were primarily driven by lower expense in 2022 resulting from one-time benefits due to a tax election that generated incremental tax benefit on the sale of Vrio and audit settlements, partially offset by lower income before income tax in 2023.

Our effective tax rate was 23.2% in the third quarter of 2023 and 22.9% for the first nine months of 2023, versus 12.5% and 19.2% in the comparable periods in the prior year. The effective tax rates in 2022 were lower primarily due to the previously mentioned third-quarter 2022 tax benefits.

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Segment Operating Revenues
Mobility	$20,692	$20,278	2.0%	$61,589	$60,279	2.2%
Business Wireline	5,221	5,668	(7.9)	15,831	16,903	(6.3)
Consumer Wireline	3,331	3,185	4.6	9,821	9,520	3.2
Total Segment Operating Revenues	$29,244	$29,131	0.4%	$87,241	$86,702	0.6%

Segment Operating Income
Mobility	$6,763	$6,226	8.6%	$19,647	$17,963	9.4%
Business Wireline	350	621	(43.6)	1,124	1,750	(35.8)
Consumer Wireline	160	142	12.7	422	446	(5.4)
Total Segment Operating Income	$7,273	$6,989	4.1%	$21,193	$20,159	5.1%

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Selected Subscribers and Connections
	September 30,
(000s)	2023	2022
Mobility Subscribers	235,585	210,678
Total domestic broadband connections	15,296	15,452
Network access lines in service	4,421	5,466
VoIP connections	2,649	3,022

Operating revenues increased in the third quarter and for the first nine months of 2023, driven by increases in our Mobility and Consumer Wireline business units, partially offset by decreases in our Business Wireline business unit. The increases are primarily driven by wireless service revenue growth and gains in broadband service. Business Wireline continues to reflect lower demand for legacy services and product simplification.

Operating income increased in the third quarter and for the first nine months of 2023, reflecting increases in our Mobility and Consumer Wireline business units, offset by lower operating income from our Business Wireline business unit in the third quarter. Operating income for the first nine months reflects an increase in our Mobility business unit, offset by lower operating income from our Business Wireline and Consumer Wireline business units. Our Communications segment operating income margin in the third quarter increased from 24.0% in 2022 to 24.9% in 2023 and for the first nine months increased from 23.3% in 2022 to 24.3% in 2023.

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating revenues
Service	$15,908	$15,337	3.7%	$47,136	$45,065	4.6%
Equipment	4,784	4,941	(3.2)	14,453	15,214	(5.0)
Total Operating Revenues	20,692	20,278	2.0	61,589	60,279	2.2

Operating expenses
Operations and support	11,795	12,010	(1.8)	35,587	36,198	(1.7)
Depreciation and amortization	2,134	2,042	4.5	6,355	6,118	3.9
Total Operating Expenses	13,929	14,052	(0.9)	41,942	42,316	(0.9)
Operating Income	$6,763	$6,226	8.6%	$19,647	$17,963	9.4%

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mobility:

Subscribers
	September 30,		Percent
(in 000s)	2023	2022	Change
Postpaid	86,365	83,614	3.3%
Postpaid phone	70,757	68,969	2.6
Prepaid	19,391	19,215	0.9
Reseller	7,101	5,854	21.3
Connected devices[1]	122,728	101,995	20.3
Total Mobility Subscribers[2]	235,585	210,678	11.8%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at September 30, 2023 includes an increase of 295 subscribers and connections (206 postpaid, including 74 phone, and 89 connected devices) resulting from our 3G network shutdown.

Mobility Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2023	2022	Change	2023	2022	Change
Postpaid Phone Net Additions	468	708	(33.9)%	1,218	2,212	(44.9)%
Total Phone Net Additions	494	816	(39.5)	1,407	2,629	(46.5)

Postpaid[2]	550	964	(42.9)	1,556	2,987	(47.9)
Prepaid	56	141	(60.3)	263	488	(46.1)
Reseller	401	308	30.2	941	312	—
Connected devices[3]	5,547	5,716	(3.0)	15,133	15,476	(2.2)
Mobility Net Subscriber Additions[1]	6,554	7,129	(8.1)%	17,893	19,263	(7.1)%

Postpaid Churn[4]	0.95%	1.01%	(6) BP	0.97%	0.96%	1	BP
Postpaid Phone-Only Churn[4]	0.79%	0.84%	(5) BP	0.80%	0.79%	1	BP
[1]Excludes migrations and acquisition-related activities during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (36) and 33 for the quarters ended September 30, 2023 and 2022 and (85) and 118 for the first nine months of September 30, 2023 and 2022. Wearables and other net adds were 118 and 223 for the quarters ended September 30, 2023 and 2022 and 423 and 657 for the first nine months ended September 30, 2023 and 2022.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were approximately 2,800 and 2,600 for the quarters ended September 30, 2023 and 2022 and 8,400 and 7,400 for the first nine months ended September 30, 2023 and 2022.

[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the third quarter and for the first nine months of 2023. The increases are largely due to growth from subscriber gains and postpaid phone average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in the third quarter and for the first nine months of 2023. ARPU during 2023 reflects pricing actions, improved international roaming and customers shifting to higher priced unlimited plans, partially offset by the impact of higher promotional discount amortization (see Note 5).

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the third quarter and slightly higher for the first nine months of 2023.

Equipment revenue decreased in the third quarter and for the first nine months of 2023, primarily driven by a lower volume of devices sold.

Operations and support expenses decreased in the third quarter and for the first nine months of 2023 largely due to lower equipment costs and associated selling costs driven by lower device sales. These decreases were offset by increased network and customer support expenses and higher amortization of deferred customer acquisition costs. Expense decrease for the first nine months was also driven by the absence of first-quarter 2022 3G network shutdown costs, partially offset by higher marketing and bad debt expenses.

Depreciation expense increased in the third quarter and for the first nine months of 2023, primarily due to ongoing capital spending for network upgrades and expansion.

Operating income increased in the third quarter and for the first nine months of 2023. Our Mobility operating income margin in the third quarter increased from 30.7% in 2022 to 32.7% in 2023 and for the first nine months increased from 29.8% in 2022 to 31.9% in 2023. Our Mobility EBITDA margin in the third quarter increased from 40.8% in 2022 to 43.0% in 2023 and for the nine months increased from 39.9% in 2022 to 42.2% in 2023. EBITDA is defined as operating income excluding depreciation and amortization.

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating revenues
Service	$5,087	$5,524	(7.9)%	$15,401	$16,418	(6.2)%
Equipment	134	144	(6.9)	430	485	(11.3)
Total Operating Revenues	5,221	5,668	(7.9)	15,831	16,903	(6.3)

Operating expenses
Operations and support	3,526	3,705	(4.8)	10,699	11,199	(4.5)
Depreciation and amortization	1,345	1,342	0.2	4,008	3,954	1.4
Total Operating Expenses	4,871	5,047	(3.5)	14,707	15,153	(2.9)
Operating Income	$350	$621	(43.6)%	$1,124	$1,750	(35.8)%

Service revenues decreased in the third quarter and for the first nine months of 2023, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue.

Equipment revenues decreased in the third quarter and for the first nine months of 2023, driven by declines in legacy and non-core services, which we expect to continue.

Operations and support expenses decreased in the third quarter and for the first nine months of 2023, primarily due to our continued efforts to drive efficiencies in our network operations through automation, reductions in customer support expenses through digitization and proactive rationalization of low profit margin products. Expense declines were also driven by lower personnel costs associated with ongoing transformation initiatives, lower network access, customer support and marketing expenses. The decrease for the first nine months also included approximately $75 of benefit related to settlement of a dispute in the second quarter of 2023, partially offset by favorable compensation true-ups in the first quarter of 2022. As part of our

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

transformation activities, we expect operations and support expense improvements through the remainder of 2023, as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the third quarter and for the first nine months of 2023, primarily due to ongoing capital investment for strategic initiatives such as fiber.

Operating income decreased in the third quarter and for the first nine months of 2023. Our Business Wireline operating income margin in the third quarter decreased from 11.0% in 2022 to 6.7% in 2023 and for the first nine months decreased from 10.4% in 2022 to 7.1% in 2023. Our Business Wireline EBITDA margin in the third quarter decreased from 34.6% in 2022 to 32.5% in 2023 and for the first nine months decreased from 33.7% in 2022 to 32.4% in 2023.

Consumer Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2023	2022	Change	2023	2022	Change
Operating revenues
Broadband	$2,667	$2,429	9.8%	$7,755	$7,177	8.1%
Legacy voice and data services	368	427	(13.8)	1,147	1,332	(13.9)
Other service and equipment	296	329	(10.0)	919	1,011	(9.1)
Total Operating Revenues	3,331	3,185	4.6	9,821	9,520	3.2

Operating expenses
Operations and support	2,300	2,243	2.5	6,810	6,723	1.3
Depreciation and amortization	871	800	8.9	2,589	2,351	10.1
Total Operating Expenses	3,171	3,043	4.2	9,399	9,074	3.6
Operating Income	$160	$142	12.7%	$422	$446	(5.4)%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	September 30,		Percent
(in 000s)	2023	2022	Change
Broadband Connections
Total Broadband and DSL Connections	13,887	14,055	(1.2)%
Broadband[1]	13,710	13,796	(0.6)
Fiber Broadband Connections	8,034	6,935	15.8

Voice Connections
Retail Consumer Switched Access Lines	1,737	2,123	(18.2)
Consumer VoIP Connections	2,035	2,409	(15.5)
Total Retail Consumer Voice Connections	3,772	4,532	(16.8)%
[1]Includes AT&T Internet Air.

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Broadband Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2023	2022	Change	2023	2022	Change
Total Broadband and DSL Net Additions	(8)	(50)	84.0%	(104)	(105)	1.0%
Broadband Net Additions[1]	15	(29)	—	(43)	(49)	12.2
Fiber Broadband Net Additions	296	338	(12.4)%	819	943	(13.1)%
[1]Includes AT&T Internet Air.
Broadband revenues increased in the third quarter and for the first nine months of 2023, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU due to prior-year promotional pricing, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2023, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in the third quarter and for the first nine months of 2023, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses increased in the third quarter and for the first nine months of 2023. Expense increases were primarily due to higher network-related costs as our fiber build scales, partially offset by lower customer support costs. The increase for the first nine months was also partially offset by lower Max licensing fees in the first half of 2023, approximately $35 of benefit from a vendor dispute resolution in the second quarter of 2023 and favorable compensation true-ups in the first quarter of 2022.

Depreciation expense increased in the third quarter and for the first nine months of 2023, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion.

Operating income increased in the third quarter and decreased for the first nine months of 2023. Our Consumer Wireline operating income margin in the third quarter increased from 4.5% in 2022 to 4.8% in 2023 and for the first nine months decreased from 4.7% in 2022 to 4.3% in 2023. Our Consumer Wireline EBITDA margin in the third quarter increased from 29.6% in 2022 to 31.0% in 2023 and for the first nine months increased from 29.4% in 2022 to 30.7% in 2023.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
	2023	2022	Percent Change	2023	2022	Percent Change
Segment Operating Revenues
Service	$672	$559	20.2%	$1,898	$1,583	19.9%
Equipment	320	226	41.6	944	700	34.9
Total Segment Operating Revenues	992	785	26.4	2,842	2,283	24.5

Segment Operating Expenses
Operations and support	837	684	22.4	2,396	2,036	17.7
Depreciation and amortization	184	164	12.2	544	494	10.1
Total Segment Operating Expenses	1,021	848	20.4	2,940	2,530	16.2
Operating Income (Loss)	$(29)	$(63)	54.0%	$(98)	$(247)	60.3%

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mexico:

Subscribers
				September 30,		Percent
(in 000s)				2023	2022	Change
Mexico Wireless Subscribers
Postpaid				5,085	4,854	4.8%
Prepaid				16,213	15,689	3.3
Reseller				456	455	0.2
Total Mexico Wireless Subscribers				21,754	20,998	3.6%

Mexico Wireless Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2023	2022	Change	2023	2022	Change
Mexico Wireless Net Additions
Postpaid	55	19	—%	160	47	—%
Prepaid	17	267	(93.6)	9	632	(98.6)
Reseller	(7)	12	—	(18)	(43)	58.1
Total Mexico Wireless Net Additions	65	298	(78.2)%	151	636	(76.3)%

Service revenues increased in the third quarter and for the first nine months of 2023 reflecting favorable foreign exchange impacts and growth in subscribers. The increase for the first nine months of 2023 also reflects higher wholesale revenues.

Equipment revenues increased in the third quarter and for the first nine months of 2023 driven by favorable foreign exchange impacts and higher equipment sales.

Operations and support expenses increased in the third quarter and for the first nine months of 2023 driven by unfavorable impact of foreign exchange and increased equipment costs resulting from higher sales. Approximately 5% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2023, driven by unfavorable impact of foreign exchange partially offset by lower in-service assets.

Operating income improved in the third quarter and for the first nine months of 2023. Our Mexico operating income margin in the third quarter increased from (8.0)% in 2022 to (2.9)% in 2023 and for the first nine months increased from (10.8)% in 2022 to (3.4)% in 2023. Our Mexico EBITDA margin in the third quarter increased from 12.9% in 2022 to 15.6% in 2023 and for the first nine months increased from 10.8% in 2022 to 15.7% in 2023.

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
SEPTEMBER 30, 2023

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

On September 28, 2023, the FCC released a draft Notice of Proposed Rulemaking (NPRM) that was adopted at the FCC’s open meeting on October 19, 2023. The NPRM proposes to reclassify broadband internet access service as a telecommunications service under Title II of the Communications Act of 1934 and reestablish conduct rules for internet service providers.

In the interim, some states have adopted legislation or issued executive orders, including California, that would reimpose net neutrality rules similar to those repealed by the FCC. The California statute is now in effect, and challenges regarding other states’ net neutrality laws are pending. It is unclear whether additional states may seek to impose net neutrality requirements now that the FCC has announced its intent to reimpose net neutrality rules and whether existing state net neutrality laws will continue to apply if the FCC does so.

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
SEPTEMBER 30, 2023

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

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for nine months ended September 30,	2023	2022
Cash provided by operating activities	$26,936	$25,464
Cash used in investing activities	(13,786)	(23,011)
Cash used in financing activities	(9,284)	(54,403)

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$7,540	$3,701
Total debt	138,003	135,890

We had $7,540 in cash and cash equivalents available at September 30, 2023, increasing $3,839 since December 31, 2022. Cash and cash equivalents included cash of $1,423 and money market funds and other cash equivalents of $6,117. Approximately $1,297 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

For the first nine months of 2023, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of commercial paper, long-term debt and cumulative preferred interests in subsidiaries and distributions from DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt, repurchase of the Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first nine months of 2023, cash provided by operating activities was $26,936, compared to $25,464 for the first nine months of 2022, reflecting operational growth and a focus to lower working capital programs, which resulted in lower device payments partially offset by lower receivable sales, net of remittances (see Note 8).

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing was to decrease cash from operating activities $3,054 and $1,653 for the nine months ended September 30, 2023 and 2022, respectively. All direct supplier financing payments are due within one year. (See Note 11)

Cash Used in or Provided by Investing Activities from Continuing Operations
For the first nine months of 2023, cash used in investing activities totaled $13,786 and consisted primarily of $13,252 (including interest during construction) for capital expenditures. During the first nine months of 2023, we received a return of investment of $1,447 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10). We paid $297 of spectrum relocation and clearing costs during the first nine months of 2023 and $1,923 in

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

October 2023, respectively, which we report as “Acquisitions, net of cash acquired” on our consolidated statements of cash flows.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first nine months of 2023, vendor financing payments were $4,736, compared to $4,237 for the first nine months of 2022. Capital expenditures for the first nine months of 2023 were $13,252, and when including $4,736 cash paid for vendor financing, capital investment was $17,988 ($1,646 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months of 2023, we placed $2,128 of equipment in service under vendor financing arrangements (compared to $3,916 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first nine months of 2023, cash used in financing activities totaled $9,284 and was comprised of debt issuances and repayments, issuances and repurchase of preferred interests in subsidiaries, payments of dividends and vendor financing payments.

A tabular summary of our debt activities for the nine months ended September 30, 2023 is as follows:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2023
Net commercial paper borrowings	$2,341	$1,284	$(112)	$3,513
Issuance of Notes and Debentures:
USD notes	$1,747	$2,730	$—	$4,477
EUR notes	1,319	3,537	—	4,856
Other	1,050	—	—	1,050
Debt Issuances	$4,116	$6,267	$—	$10,383

Repayments:
Private financing	$—	$(750)	$—	$(750)
Repayment of other short-term borrowings	$—	$(750)	$—	$(750)

USD notes	$(376)	$(750)	$—	$(1,126)
EUR notes	(1,626)	(473)	(3,503)	(5,602)
AUD notes	—	—	(450)	(450)
2025 Term Loan	(2,500)	—	—	(2,500)
Other	(1,443)	(441)	(327)	(2,211)
Repayments of long-term debt	$(5,945)	$(1,664)	$(4,280)	$(11,889)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of September 30, 2023 and 4.1% as of December 31, 2022. We had $131,587 of total notes and debentures outstanding at September 30, 2023. This also included Euro, British pound sterling, Canadian dollar, Swiss franc, and Australian dollar denominated debt that totaled approximately $33,340.

At September 30, 2023, we had $11,302 of debt maturing within one year, consisting of $4,575 of commercial paper borrowings and $6,727 of long-term debt issuances. The weighted average interest rate on our outstanding short-term borrowings was approximately 5.9% as of September 30, 2023 and 4.8% as of December 31, 2022.

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

For the first nine months of 2023, we paid $4,736 of cash under our vendor financing program, compared to $4,237 in the prior-year comparable period. Total vendor financing payables included in our September 30, 2023 consolidated balance sheet were $3,336, with $2,092 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At September 30, 2023, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $6,116 during the first nine months of 2023, compared with $7,845 for the first nine months of 2022.

Dividends on common stock declared by our Board of Directors totaled $0.8325 per share in the first nine months of 2023 and 2022. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

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

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2027 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of September 30, 2023.

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

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of September 30, 2023, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $39,400 derivative portfolio, counterparties are still required to post collateral. During the first nine months of 2023, we received approximately $200 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

AT&T INC.
SEPTEMBER 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2023, our debt ratio was 53.5%, compared to 48.8% at September 30, 2022 and 56.1% at December 31, 2022. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

CRITICAL ACCOUNTING ESTIMATES

Asset Valuations and Impairments As discussed in Note 1 of our 2022 Annual Report on Form 10-K, goodwill and other indefinite-lived assets are tested for impairment at least annually as of October 1, generally utilizing a quantitative approach. While an interim quantitative impairment was not warranted in the third quarter of 2023, because of possible sustained higher discount rates and declines in the value of AT&T’s common stock, it is possible that the book values of one or more of our reporting units will exceed their respective fair values, which may result in the recognition of a noncash impairment of goodwill and/or indefinite-lived intangible assets in the fourth quarter of 2023 that could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2023, we had interest rate swaps with a notional value of $1,750 and a fair value of $(9).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $37,617 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(4,725) at September 30, 2023. We had no rate locks at September 30, 2023.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2023.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
SEPTEMBER 30, 2023

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the “Risk Factors” section herein and in our most recent Form 10-K and Form 10-Q. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.
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
SEPTEMBER 30, 2023
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the third quarter of 2023, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2023 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2023 - July 31, 2023	28,043	$15.96	—	143,731,972
August 1, 2023 - August 31, 2023	19,566	14.86	—	143,731,972
September 1, 2023 - September 30, 2023	26,847	14.46	—	143,731,972
Total	74,456	$15.13	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

AT&T INC.
SEPTEMBER 30, 2023
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	Administrative Plan
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

October 31, 2023	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer