Form 10-K
period 2023-12-31
AT&T INC.
filed 2024-02-23
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to

Commission File Number: 001-8610
AT&T INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1301883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
208 S. Akard St.
Dallas, Texas	75202
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code 210-821-4105

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 2.400% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due March 6, 2025	T 25A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due November 18, 2025	T 25B	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.950% Global Notes due April 30, 2031	T 31F	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act (continued):		Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 4.300% Global Notes due November 18, 2034	T 34C	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
Based on the closing price of $15.95 per share on June 30, 2023, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $114 billion.
At February 7, 2024, common shares outstanding were 7,152,792,253.

DOCUMENTS INCORPORATED BY REFERENCE
(1)Portions of AT&T Inc.’s Notice of 2024 Annual Meeting and Proxy Statement dated on or about April 4, 2024 to be filed within the period permitted under General Instruction G(3) (Part III).

AT&T Inc.
Dollars in millions except per share amounts
PART I

ITEM 1. BUSINESS

GENERAL
AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 208 S. Akard St., Dallas, Texas, 75202 (telephone number 210-821-4105). We maintain an internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.) We file electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We also make available on that website, and in print, if any stockholder or other person so requests, our “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Human Resources and Governance and Policy committees. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

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

Following our formation, we expanded our communications footprint and operations, most significantly:
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
•From 2018 through April 2022, we acquired and held various investments in entertainment businesses, namely Time Warner Inc., which comprised a substantial portion of our previous WarnerMedia segment.
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

The Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services to residential customers in select locations and our fixed wireless access product that provides home internet services delivered over our 5G wireless network where available. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment provides wireless services and equipment in Mexico.

Corporate support costs, including administrative support costs borne by AT&T where business units do not influence decision making, divested businesses and results from business no longer integral to our operations are reported as Corporate and Other, which reconciles our segment results to consolidated operating income and income before income taxes.

Areas of Focus
We are a leader in providing connectivity services through our market focus areas of 5G and fiber. Fiber underpins the connectivity we deliver, both wired and wireless. Building on that fiber foundation is our solid spectrum portfolio, strengthened through Federal Communications Commission (FCC) auction acquisitions and 5G deployment. We believe our fixed wireline and mobile approach will differentiate our services and provide us with additional convergence growth opportunities in the future as bandwidth demands continue to grow. We will continue to demonstrate our commitment to ensure management attention is sharply focused on growth areas and operational efficiencies.

Our integrated telecommunications network utilizes different technological platforms to provide instant connectivity at the higher speeds made possible by our fiber network expansion and wireless network enhancements. Streaming, augmented reality, “smart” technologies and user generated content are expected to continue to drive greater demand for broadband and capitalize on our fiber and 5G deployments. During 2024, we plan to continue to develop and provide high-value, integrated mobile and broadband solutions.

In December 2023, we announced plans to collaborate with Ericsson to lead the U.S. in commercial scale open radio access network (Open RAN) deployment to build a more robust ecosystem of network infrastructure providers and suppliers, fostering lower network costs, improved operational efficiencies and allowing for continued investment in our fast-growing broadband network. We plan for about 70% of our wireless network traffic to flow across open-capable platforms by late 2026, and to have fully-integrated Open RAN sites operating starting in 2024. Beginning in 2025, we expect to scale this Open RAN environment throughout our wireless network in coordination with multiple suppliers.

We believe the move to an open, agile, programmable wireless network positions us to quickly capitalize on the next generation of wireless technology and spectrum when it becomes available. These innovative technologies are expected to enable lower-power, sustainable networks with higher performance to deliver enhanced user experiences.

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

AT&T Inc.
Dollars in millions except per share amounts
In North America, our network covers over 438 million people with 4G LTE and over 302 million with 5G technology. In the United States, our network covers all major metropolitan areas and more than 334 million people with our LTE technology and more than 302 million people with our 5G technology.

Broadband Technology In 2020, we identified fiber as a core priority for our business and enhanced our focus to expand our fiber footprint and grow customers. At December 31, 2023, we had more than 8.3 million fiber consumer wireline broadband customers, adding 1.1 million during the year. The expansion builds on our recent investments to convert to a software-based network, managing the migration of wireline customers to services using our fiber infrastructure to provide broadband technology. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network supports next-generation applications like 5G and broadband-based services quickly and efficiently.

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

COMMUNICATIONS
Our Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our Communications services and products are marketed under the AT&T, AT&T Business, Cricket, AT&T PREPAIDSM and AT&T Fiber brand names. The Communications segment provided approximately 97% of 2023 segment operating revenues and accounted for all of our 2023 total segment income. This segment contains the Mobility, Business Wireline and Consumer Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid, connected device or reseller. As of December 31, 2023, we served 242 million Mobility subscribers, including 87 million postpaid (71 million phone), 19 million prepaid, 7 million reseller and 128 million connected devices. Our Mobility business unit revenue includes the following categories: service and equipment.

Services
We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to meet the communications needs of targeted customer categories. Through FirstNet® services, we also provide a nationwide wireless broadband network dedicated to public safety.

Consumers continue to require increasing availability of data-centric services and a network to connect and control those devices. An increasing number of our subscribers are using more advanced devices, including embedded computing systems and/or software, commonly called the Internet of Things (IoT). We offer unlimited plans that include features allowing for the sharing of voice, text and data across multiple devices, which attracts subscribers from other providers and helps minimize subscriber churn. Customers in our “connected device” category (e.g., users of monitoring devices and automobile systems) generally purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and application developers to further capitalize on the continued growing demand for wireless data services.

We also offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. These services are offered under the Cricket and AT&T PREPAID brands and are typically monthly prepaid services.

Equipment
We sell a wide variety of handsets, wireless data cards and wireless computing devices manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases/protective covers and wireless chargers. We sell through our own company-owned stores, agents and third-party retail stores. We provide our customers the ability to purchase handsets on an installment basis and the opportunity to bring their own device. Subscribers that bring their own devices or retain handsets for longer periods impact upgrade activity. Like other wireless service providers, we also provide postpaid contract subscribers promotional equipment offers to initiate, renew or upgrade service.

AT&T Inc.
Dollars in millions except per share amounts
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

We continue to reconfigure our wireline network to take advantage of the latest technologies and services, and rely on our SDN and NFV to enhance business customers’ digital agility in a rapidly evolving environment. Some of the services we have offered historically are in secular decline and, going forward, we will focus on our owned and operated connectivity services powered by 5G and fiber.

Equipment
Equipment revenues include customer premises equipment.

Consumer Wireline – Our Consumer Wireline business unit provides broadband services, including fiber connections, and legacy telephony voice communication services to customers in the United States by utilizing our IP-based and copper wired network. Additionally, this business unit offers AT&T Internet Air, which is a fixed wireless access product that provides home internet services delivered over our 5G wireless network where available. Our Consumer Wireline business unit revenue includes the following categories: broadband, legacy voice and data services and other service and equipment.

Broadband Services
We provide broadband and internet services to approximately 15 million customer locations, with 8 million fiber broadband connections at December 31, 2023. With changes in video viewing preferences and the impacts of remote work and learning trends, we are experiencing increasing demand for high-speed broadband services. We believe our investment in expanding our industry-leading fiber network positions us to be a leader in wired connectivity. With our focus on fiber that brings efficiencies and owner economics, we continue to evaluate opportunities where we can turn down existing copper infrastructure.

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

Other Services and Equipment
Other service revenues include VoIP services, customer fees and equipment.

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

AT&T Inc.
Dollars in millions except per share amounts

MAJOR CLASSES OF SERVICE
The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2023	2022	2021
Communications Segment
Wireless service	52%	50%	43%
Business service	17	18	17
Equipment	17	18	16
Latin America Segment
Wireless service	2	2	1
Equipment	1	1	1
Corporate and Other
Video services[1]	—	—	12
1U.S. video operations were separated in July 2021. (See Note 6)

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

The Communications Act of 1934 and other related laws give the FCC broad authority to regulate the U.S. operations of our interstate telecommunications services. In addition, our ILEC subsidiaries are subject to regulation by state governments, which have the power to regulate intrastate rates and services, including local, long-distance and network access services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to reimburse our wireline subsidiaries for the use of their networks by other carriers.

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

For a discussion of significant regulatory issues directly affecting our operations, please see the information contained under the headings “Operating Environment Overview” and “Regulatory Landscape” of Item 7, which information is incorporated herein by reference.

IMPORTANCE, DURATION AND EFFECT OF LICENSES
Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services. Additional information relating to regulations affecting those rights is contained under the heading

AT&T Inc.
Dollars in millions except per share amounts
“Operating Environment Overview,” of Item 7. We actively pursue patents, trademarks, and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks, and service mark registrations. We have also entered into licenses that permit other companies to utilize certain of our patents, trademarks, service marks, and technologies, in exchange for payments and subject to appropriate safeguards and restrictions. As we transition our network from a switch-based network to an IP, software-based network, we have increasingly entered into licensing agreements with software developers.

We periodically license third-party patents and other intellectual rights in exchange for payments. We also receive claims from third parties asserting that our products, services, or technologies infringe on their patents or other intellectual property rights. These claims could require us to pay damages or acquire license rights, stop offering the relevant products or services, and/or cease network functions or other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMERS
No customer accounted for 10% or more of our consolidated revenues in 2023, 2022 or 2021.

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

Wireless We face substantial competition in our wireless businesses. Under current FCC rules, multiple licensees, who provide wireless services on the cellular, PCS, Advanced Wireless Services, 700 MHz and other spectrum bands, may operate in each of our U.S. service areas. Our competitors include two national wireless providers; a larger number of regional providers and resellers of each of those providers’ services; and certain cable companies. In addition, we face competition from providers who offer voice, text messaging and other services as applications on data networks. We are one of three facilities-based providers in Mexico (retail and wholesale), with the most significant market share controlled by América Móvil. We may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed. We compete for customers based principally on service/device offerings, price, network quality, coverage area and customer service.

Broadband The desire for high-speed data on demand, including video, is continuing to lead customers to terminate their traditional wired or linear services and use our fiber services or competitors’ wireless, satellite and internet-based services. In most U.S. markets, we compete for customers with large cable companies and wireless broadband providers for high-speed internet and voice services.

Legacy Voice and Data We continue to lose legacy voice and data subscribers due to competitors (e.g., wireless, cable and VoIP providers) who can provide comparable services at lower prices because they are not subject to traditional telephone industry regulation (or the extent of regulation they are subject to is in dispute), utilize different technologies or promote a different business model (such as advertising-based). In most U.S. markets, we compete for customers with large cable companies and other smaller telecommunications companies for both long-distance and local services.

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

RESEARCH AND DEVELOPMENT
AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cybersecurity, network operations support systems and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $954 in 2023, $1,236 in 2022, and $1,325 in 2021.

HUMAN CAPITAL
Number of Employees As of January 31, 2024, we employed approximately 149,900 persons.

AT&T Inc.
Dollars in millions except per share amounts
Employee Development We believe our success depends on our employees’ success and that all employees must have the skills they need to thrive. We offer training and elective courses that give employees the opportunity to enhance their skills. We also intend to help cultivate the next generation of talent that will lead our company into the future by providing employees with educational opportunities through our internal training organization.

Labor Contracts Approximately 42% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts set to expire in 2024 include the following: a contract covering approximately 5,000 Mobility employees in Arkansas, Kansas, Missouri, Oklahoma and Texas is set to expire in February; a wireline contract covering approximately 8,500 employees in California and Nevada is set to expire in April; and three wireline contracts covering approximately 15,000 employees in the southeastern United States are set to expire in August.

Compensation and Benefits In addition to salaries, we provide a variety of benefit programs to help meet the needs of our employees. These programs cover active and former employees and may vary by subsidiary and region. These programs include 401(k) plans, pension benefits, and health and welfare benefits, among many others. In addition to our active employee base, at December 31, 2023, we had approximately 505,000 retirees and dependents who were eligible to receive retiree benefits.

We review our benefit plans to maintain competitive packages that reflect the needs of our workforce. We also adapt our compensation model to provide fair and inclusive pay practices across our business. We are committed to pay equity for employees who hold the same jobs, work in the same geographic area, and have the same levels of experience and performance.

Employee Wellness We provide our employees access to flexible and convenient health and welfare programs and workplace accommodations. We have prioritized self-care and emphasized a focus on wellness, providing flexible scheduling or time-off options and implementing technologies to enhance the remote work environment.

Diversity, Equity and Inclusion We believe that championing diversity and fostering inclusion does more than just make us a better company, it contributes to a world where people are empowered to be their very best. That is why we are committed to equality and one of the reasons why our company purpose is to connect people to greater possibilities. This focus on diversity emanates from our diverse and inclusive workforce, which is a product of our unwavering commitment to ensure that employees from any and every segment of society are treated with fairness and provided equal opportunities to advance in the company.

To have a diverse and inclusive workforce, we have put an emphasis on attracting and hiring talented people who represent a mix of backgrounds, identities and experiences. Across the AT&T family of companies, we have employee groups that reflect our diverse workforce. These groups are not only organized around women, people of color, faith, LGBTQ+ individuals, people with disabilities and veterans, but also around professionals who are experienced or interested in cybersecurity, engineering, innovation and project management. We believe that when everyone’s unique story is celebrated, we are able to connect, create and innovate in real and meaningful ways. It is important that our employees feel valued, have a sense of belonging and are fully engaged in our success.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this document, including the matters contained under the caption “Cautionary Language Concerning Forward-Looking Statements,” you should carefully read the matters described below. We believe that each of these matters could materially affect our business. Most, if not all, of these factors are beyond our ability to control.

Macro-Economic Factors:

Adverse changes in the U.S. securities markets, increasing interest rates, rising inflation and medical costs could materially increase our benefit plan costs and future funding requirements.

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

AT&T Inc.
Dollars in millions except per share amounts
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

As a provider of telecommunications and technology services, we sell handsets, wireless data cards, wireless computing devices and customer premises equipment manufactured by various suppliers for use with our voice and data services and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. Beginning in 2021 and continuing through the early part of 2024, the costs of these inputs and the costs of labor necessary to develop, deploy and maintain our networks and our products and services increased. In addition, many of these inputs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. Inflationary and supply pressures may continue into the future and could have an adverse impact on our ability to source materials.

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

Adverse changes in global financial markets could limit our ability and our larger customers’ and suppliers’ ability to access capital or increase the cost of capital needed to fund business operations.

During 2023, uncertainty surrounding global growth rates, inflation, and an increasing interest rate environment continued to produce volatility in the credit, currency and equity markets. Volatility may affect companies’ access to the credit markets, leading to higher borrowing costs, or, in some cases, the inability to fund ongoing operations. In addition, we contract with large financial institutions to support our own treasury operations, including contracts to hedge our exposure to interest rates and foreign exchange and the funding of credit lines and other short-term debt obligations, including commercial paper. These financial institutions face stricter capital-related and other regulations in the United States and Europe, as well as ongoing legal and financial issues concerning their loan portfolios, which may hamper their ability to provide credit or raise the cost of providing such credit.

A company’s cost of borrowing is affected by evaluations given by various credit rating agencies and these agencies have been applying tighter credit standards when evaluating debt levels and future growth prospects. While we have been successful in continuing to access the credit and fixed income markets when needed, adverse changes in the financial markets could render us either unable to access these markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions, severely affecting our business operations. Additionally, downgrades of our credit rating by the major credit rating agencies could increase our cost of borrowing and also impact the collateral we would be required to post under certain agreements we have entered into with our derivative counterparties, which could negatively impact our liquidity. Further, valuation changes in our derivative portfolio due to interest rates and foreign exchange rates could require us to post collateral and thus may negatively impact our liquidity.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Our subsidiaries providing wired services are subject to significant federal and state regulation while many of our competitors are not. In addition, our subsidiaries and affiliates operating outside the United States are also subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Our wireless subsidiaries are regulated to varying degrees by the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the FCC relating to broadband and wireless deployment, including the proposed rules regarding net neutrality, could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, in response to the Federal Aviation Administration (FAA) questioning whether cell sites transmitting C-band spectrum could impact radio altimeter equipment on airplanes, we voluntarily committed to temporary, precautionary measures near certain airports through January 1, 2028, which may have limited impacts to deployments and services. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate changes, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect data and offer targeted advertisements or result in additional costs of compliance or litigation. Should customers decide that our competitors offer a more customer-friendly environment, our competitive position, results of operations or financial condition could be materially adversely affected.

Effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal, state and foreign government regulation, all of which may result in potential adverse impact to our financial results.

Extreme weather events precipitated by long-term climate change have the potential to directly damage network facilities or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to provide products and services required to provide reliable network coverage. Any such disruption could delay network deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, freezing conditions, sea-level rise and other climate-related events, could adversely affect our operations, infrastructure and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. While we currently do not believe the potential losses or costs associated with the physical effects of climate change will be material, it is difficult to accurately and precisely calculate the future impacts of the physical effects of climate change given the dynamic nature of climate change’s impacts on the environment.

Further, customers, consumers, investors, governments and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste and other sustainability concerns. Concern over climate change or other environmental, social and governance (ESG) matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment and reduce the impact of our business on climate change. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations, and could adversely affect our business and reputation.

Continuing growth in and the converging nature of wireless and broadband services will require us to deploy significant amounts of capital and require ongoing access to spectrum in order to provide attractive services to customers.

Wireless and broadband services are undergoing rapid and significant technological changes and a dramatic increase in usage, including, in particular, the demand for faster and seamless usage of data, including video, across mobile and fixed devices. The COVID-19 pandemic accelerated these changes and also resulted in higher network utilization, as more customers consume bandwidth from changes in work and learn from home trends. We must continually invest in our networks in order to improve our wireless and broadband services to meet this increasing demand and changes in customer expectations while remaining competitive. Improvements in these services depend on many factors, including continued access to and deployment of adequate spectrum and the capital needed to expand our wireline network to support transport of these services. In order to stem

AT&T Inc.
Dollars in millions except per share amounts
broadband subscriber losses to cable competitors in our non-fiber wireline areas, we have been expanding our all-fiber wireline network. We must maintain and expand our network capacity and coverage for transport of data, including video, and voice between cell and fixed landline sites. To this end, we participate in spectrum auctions and continue to deploy software and other technology advancements in order to efficiently invest in our network.

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

We have multiple wireless competitors in each of our service areas and compete for customers based principally on service/device offerings, price, network quality, coverage area and customer service. In addition, we are facing growing competition from providers offering services using advanced wireless technologies and IP-based networks. We expect market saturation to continue which may cause the wireless industry’s customer growth rate to moderate in comparison with historical growth rates, leading to increased competition for customers. Our share of industry sales could be reduced due to aggressive pricing or promotional strategies pursued by competitors. We also expect that our customers’ growing demand for high-speed video and data services will place constraints on our network capacity. These competition and capacity constraints will continue to put pressure on pricing and margins as companies compete for potential customers. Additionally, we may not be able to accurately predict future consumer demands or the success of new services in markets. Our ability to address these issues will depend, among other things, on continued improvement in network quality and customer service and our ability to price our products and services competitively as well as effective marketing of attractive products and services. These efforts will involve significant expenses and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and service offerings.

Intellectual property rights may be inadequate to take advantage of business opportunities, which may materially adversely affect our operations.

We may need to spend significant amounts of money to protect our intellectual property rights. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could materially adversely impact our operations.

Incidents or public assertions leading to damage to our reputation or questions about our business conduct, and any resulting lawsuits, claims or other legal proceedings, could have a material adverse effect on our business.

We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Our ability to attract and retain employees is highly dependent upon our commitment to a diverse and inclusive workplace, ethical business practices and other qualities. Acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Negative public opinion and increased regulatory scrutiny or litigation could result from actual or alleged conduct by us or those currently or formerly associated with us, and from any number of activities or circumstances, including operations, employment-related offenses (such as sexual harassment and discrimination), regulatory compliance and actions taken by regulators or others in response to such conduct.

We currently are, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business based on alleged acts of misconduct by employees. These actions seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, statutory or regulatory claims, negligence or gross negligence, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. The outcome of any allegations, lawsuits, claims or legal proceedings is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. In 2023, The Wall Street Journal published a series of articles alleging that lead-clad telecommunications cables are a public-health hazard or may pose environmental risks. We are currently subject to litigation and have received inquiries from government authorities as a result of these assertions. We may be subject to additional litigation, government investigations and potentially new regulation or legislation relating to lead-clad cables. Any damage to our reputation or payments of significant amounts as a result of any of these issues, even if reserved, could materially and adversely affect our business, ability to serve customers, reputation, financial condition, results of operations and cash flows.

AT&T Inc.
Dollars in millions except per share amounts
Our business is subject to risks related to public health crises.

Public health crises and resulting mitigation measures have in the past, and may in the future, cause a negative effect on our operating results. These effects include, but are not limited to, closure of retail stores; impact on our customers’ ability to pay for our products and services; reduction in international roaming revenue; and reduced staffing levels in call centers and field operations. We also have in the past, and may in the future, incur significantly higher expenses attributable to infrastructure investments and increased labor costs.

Company-Specific Financial Factors:

Customer adoption of new software-based technologies may require higher quality services from us, and meeting these demands could create supply chain issues and could increase capital costs.

The communications industry has experienced rapid changes in the past several years. An increasing number of our customers are using mobile devices as their primary means of viewing video. In addition, businesses and government bodies are broadly shifting to wireless-based services for homes and infrastructure to improve services to their respective customers and constituencies. We have spent, and continue to spend, significant capital to shift our wired network to software-based technology and are expanding 5G wireless technology to address these demands. We are entering into a significant number of software licensing agreements and working with software developers to provide network functions in lieu of installing switches or other physical network equipment in order to respond to rapid developments in wireless demand. While software-based functionality can be changed much more quickly than, for example, physical switches, the rapid pace of development means that we may increasingly need to rely on single-source and software solutions that have not previously been deployed in production environments. Should this software not function as intended or our license agreements provide inadequate protection from intellectual property infringement claims, we could be forced to either substitute (if available) or else spend time to develop alternative technologies at a much higher cost and incur harm to our reputation for reliability, and, as a result, our ability to remain competitive could be materially adversely affected.

We depend on various suppliers to provide equipment to operate our business and satisfy customer demand and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. In some instances, we depend on key single-source suppliers to provide important inputs where there are few alternative suppliers available. These suppliers could fail to provide equipment on a timely or cost effective basis, or fail to meet our performance expectations, for a number of reasons, including difficulties in obtaining export licenses for certain technologies, inflationary pressures, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability, including the outbreak of war and other hostilities, and public health emergencies. These factors have caused, and may again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products to the extent that we or our suppliers are impacted. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion, affecting our ability to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier or be unable to meet customer demand for certain products or services. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

Increasing costs to provide services and failure to renew agreements on favorable terms, or at all, could adversely affect operating margins.

Our operating costs, including customer acquisition and retention costs, could continue to put pressure on margins and customer retention levels.

A number of our competitors offering comparable legacy services that rely on alternative technologies and business models are typically subject to less regulation, and therefore are able to operate with lower costs. These competitors generally can focus on discrete customer segments since they do not have regulatory obligations to provide universal service. Also, these competitors have cost advantages compared to us, due in part to operating on newer, more technically advanced and lower-cost networks with a nonunionized workforce, lower employee benefits and fewer retirees. We are transitioning services from our copper-based network and seeking regulatory approvals, where needed, at both the state and federal levels. If we do not obtain regulatory approvals for our network transition or obtain approvals with onerous conditions, we could experience significant cost and competitive disadvantages.

AT&T Inc.
Dollars in millions except per share amounts
We may not realize or sustain the expected benefits from our business transformation initiatives and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position.

We have been and will be undertaking certain transformation initiatives, including the WarnerMedia/Discovery Transaction, which are designed to reduce costs, enable legacy rationalization, streamline and modernize distribution and customer service, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus, which consist of improving broadband connectivity (for example, fiber and 5G). We also expect these initiatives to drive efficiencies and improved margins. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected. Further, we intend to use artificial intelligence (AI)-driven efficiencies in our network design, software development and customer support services. The models used in those products, particularly generative AI models, may produce output or take action that is incorrect, release private or confidential information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or be otherwise harmful. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.

We are subject to a number of lawsuits both in the United States and in foreign countries, including, at any particular time, claims relating to antitrust, patent infringement, wage and hour, personal injury, environmental, customer privacy violations, cyberattacks, regulatory proceedings, breach of contract, and selling and collection practices. We also spend substantial resources complying with various government standards, which may entail related investigations and litigation. In the wireless and wireline area, we also face current and potential litigation relating to alleged adverse health effects on customers or employees who use such technologies including, for example, wireless devices. We may incur significant expenses defending such suits or government charges and may be required to pay amounts or otherwise change our operations in ways that could materially adversely affect our operations or financial results.

Cyberattacks impacting our networks or systems may have a material adverse effect on our operations.

Cyberattacks – including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers – could have a material adverse effect on our operations. Cyberattacks can cause equipment or network failures, loss of information, including sensitive personal information of customers or employees or proprietary information, as well as disruptions to our or our customers’, suppliers’ or vendors’ operations, which could result in significant expenses, potential investigations and legal liability, a loss of current or future customers and reputational damage. As our networks evolve, they are becoming increasingly reliant on software to handle growing demands for data consumption. Cyberattacks against companies, including the Company and its suppliers and vendors, have occurred and will continue to occur and have increased in frequency, scope and potential harm in recent years. Further, the use of artificial intelligence and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers. Additionally, as cyberattacks become increasingly sophisticated, a post-attack investigation may not be able to ascertain the entire scope of the attack’s impact. Extensive and costly efforts are undertaken to develop and test systems before deployment and to conduct ongoing monitoring and updating to prevent and withstand such attacks. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

Natural disasters, extreme weather conditions or terrorist or other hostile acts could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations could be subject to interruption by equipment failures, power outages, terrorist or other hostile acts, including acts of war, and natural disasters, such as flooding, hurricanes and forest fires, whether caused by discrete severe weather events and/or precipitated by long-term climate change. Such events could cause significant damage to the infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations through all such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017 and the Inflation Reduction Act of 2022) may be uncertain and subject to differing interpretations, especially when evaluated against ever-changing products and services provided by our global telecommunications and technology businesses. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities, and carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

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

In connection with the WarnerMedia/Discovery Transaction, AT&T received a favorable Private Letter Ruling from the Internal Revenue Service (IRS). Nonetheless, the IRS or another applicable tax authority could determine on audit that the distribution by us of WarnerMedia to our stockholders and certain related transactions should be treated as taxable transactions if it determines that any of the facts, representations or undertakings made in connection with the request for the ruling were incorrect or are violated. We may be entitled to indemnification from Warner Bros. Discovery (Warner Bros.) in the case of certain breaches of representations or undertakings by Warner Bros. under the tax matters agreement related to the WarnerMedia/Discovery Transaction. However, we could potentially be required to pay such tax prior to reimbursement from Warner Bros., and such indemnification is subject to Warner Bros.’ credit risk. If the IRS or another tax authority were to so conclude, there could be a material adverse impact on our business, financial condition, results of operations and cash flows.

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•Adverse economic and political changes, including inflation and rising interest rates, war or other hostilities, and public health emergencies, and our ability to access financial markets at favorable rates and terms.
•Increases in our benefit plans’ costs, including due to worse-than-assumed investment returns and discount rates, mortality assumptions, medical cost trends, or healthcare laws or regulations.
•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review of such proceedings) and legislative and regulatory efforts involving issues important to our business, including, without limitation, pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations and, in particular, siting for 5G service; E911 services; rules concerning digital discrimination; competition policy; privacy; net neutrality; copyright protection; availability of new spectrum on fair and balanced terms; and wireless and satellite license awards and renewals, and our response to such legislative and regulatory efforts.
•Enactment of or changes to state, local, federal and/or foreign tax laws and regulations, and actions by tax agencies and judicial authorities that reduce our incentive to invest in our networks, and the resolution of disputes with any taxing jurisdictions, pertaining to our subsidiaries and foreign investments.
•U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent, which are complex and rapidly evolving.
•Our ability to compete in an increasingly competitive industry and against competitors that can offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies and/or government-owned or subsidized networks, and our response to such competition and emerging technologies.
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, lack of suppliers, general business disruption, workforce shortage, natural disasters, safety issues, vendor fraud, economic and political instability, including disruptions in the capital markets, the outbreak of war or other hostilities, and public health emergencies.
•The development and delivery of attractive and profitable wireless and broadband offerings and devices, including our ability to match speeds offered by competitors; the impact of regulatory and build-out requirements; and the availability, cost and/or reliability of technologies required to provide such offerings.
•Our ability to adequately fund additional wireless spectrum and network development, deployment and maintenance; and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.
•Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•The outcome of pending, threatened or potential litigation and arbitration, including, without limitation, patent and product safety claims by or against third parties or claims based on alleged misconduct by employees.
•The impact from major equipment or software failures on our networks or cyber incidents; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; or severe weather conditions or other climate related events including flooding and hurricanes, natural disasters including earthquakes and forest fires, public health emergencies, energy shortages, wars or terrorist attacks.
•The issuance by the FASB or other accounting oversight bodies of new or revised accounting standards.
•The uncertainty surrounding further congressional action regarding spending and taxation, which may result in changes in government spending and affect the ability and willingness of businesses and consumers to spend in general.
•Our ability to realize or sustain the expected benefits of our business transformation initiatives, which are designed to reduce costs, enable legacy rationalization, streamline distribution, remove redundancies and simplify and improve processes and support functions.
•Our ability to successfully complete divestitures, as well as achieve our expectations regarding the financial impact of the completed and/or pending transactions.
Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.
Dollars in millions except per share amounts
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Governance

Board and Audit Committee Oversight
Our Board of Directors has delegated to the Audit Committee the oversight responsibility to review and discuss with management the Company’s privacy and data security, including cybersecurity, risk exposures, policies and practices, and the steps management has taken to detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The full Board and Audit Committee regularly receives reports and presentations on privacy and data security, which address relevant cybersecurity issues and risks and span a wide range of topics. These reports and presentations are provided by officers with responsibility for privacy and data security, who include our Chief Information Security Officer (CISO), Chief Technology Officer (CTO) and AT&T’s Legal team. In addition to regular reports to the Audit Committee, we have protocols by which certain security incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Audit Committee.

Chief Security Office/CISO
We maintain a Chief Security Office (CSO), which is charged with management-level responsibility for all aspects of network and information security within the Company. Led by our CISO and comprised of a large team of highly trained security professionals across multiple countries, the CSO is responsible for:
a.establishing the policies, standards and requirements for the security of AT&T’s computing and network environments;
b.protecting AT&T-owned and -managed assets and resources against unauthorized access by monitoring potential security threats, correlating network events, and overseeing the execution of corrective actions;
c.promoting compliance with AT&T’s security policies and network and information security program in a consistent manner on network systems and applications; and
d.providing security thought leadership in the global security arena.

Our CISO plays the key management role in assessing and managing our material risks from cybersecurity threats. The CISO also works closely with AT&T Legal to oversee compliance with legal, regulatory and contractual security requirements. The CISO has extensive technical leadership experience and cybersecurity expertise, gained from approximately 20 years of experience, including serving as the Chief Information Security Officer and Director of the Office of Cybersecurity at a U.S. government agency, in addition to serving as the Chief Information Security Officer of two large public companies. Prior to that, he served for 20 years in the U.S. military, in various information technology roles of increasing seniority. The security professionals in the CSO have cybersecurity backgrounds and expertise relevant to their roles, including, in certain circumstances, relevant industry certifications.

Risk Management and Strategy
We maintain a network and information security program that is reasonably designed to protect our information, and that of our customers, from unauthorized risks to their confidentiality, integrity, or availability. Our program encompasses the CSO and its policies, platforms, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers; and the program is generally designed to identify and respond to security incidents and threats in a timely manner to minimize the loss or compromise of information assets and to facilitate incident resolution.

We maintain continuous and near-real-time security monitoring of the AT&T network for investigation, action and response to network security events. This security monitoring leverages tools, where available, such as near-real-time data correlation, situational awareness reporting, active incident investigation, case management, trend analysis and predictive security alerting. We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which from time to time may include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, impact analyses, internal audits, external audits, penetration tests and engaging third parties to conduct analyses of our information security program. We conduct vulnerability testing and assess identified vulnerabilities for severity, the potential impact to AT&T and our customers, and likelihood of occurrence. We regularly evaluate security controls to maintain their functionality in accordance with security policy. We also obtain cybersecurity threat intelligence from recognized forums, third parties, and other sources as part of our risk assessment process. In addition, as a critical infrastructure entity, we collaborate with numerous agencies in the U.S. government to help protect U.S. communications networks and critical infrastructure, which, in turn, informs our cybersecurity threat intelligence.

AT&T Inc.
Dollars in millions except per share amounts

With respect to incident response, the Company has adopted a Cybersecurity Incident Response Plan, as well as a Data Privacy Incident Response Plan that applies if customer information has been compromised (together, the “IRPs”), to provide a common framework for responding to security incidents. This framework establishes procedures for identifying, validating, categorizing, documenting and responding to security events that are identified by or reported to the CSO. The IRPs apply to all AT&T personnel (including contractors and partners) that perform functions or services that require securing AT&T information and computing assets, and to all devices and network services that are owned or managed by the Company.

The IRPs set out a coordinated, multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders and keeping them informed and involved as appropriate. In general, our incident response process follows the NIST (National Institute of Standards and Technology) framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.

Impact of Cybersecurity Risk
In 2023, we did not identify and were not aware of any cybersecurity breaches that we believe have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For a discussion of cybersecurity risk, please see the information contained under the heading “Cyberattacks impacting our networks or systems may have a material adverse effect on our operations” of Item 1A.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2023, of our total property, plant and equipment, central office equipment represented 29%; outside plant (including cable, wiring and other non-central office network equipment) represented 27%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 25%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 7%.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.
Dollars in millions except per share amounts

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
As of February 1, 2024

Name	Age	Position	Held Since

John T. Stankey	61	Chief Executive Officer and President	7/2020
F. Thaddeus Arroyo	60	Chief Strategy and Development Officer	5/2022
Pascal Desroches	59	Senior Executive Vice President and Chief Financial Officer	4/2021
Edward W. Gillespie	62	Senior Executive Vice President - External and Legislative Affairs, AT&T Services, Inc.	4/2020
Kellyn S. Kenny	46	Chief Marketing and Growth Officer	5/2022
Lori M. Lee	58	Global Marketing Officer and Senior Executive Vice President - Human Resources and International	8/2023
Jeremy Legg	54	Chief Technology Officer, AT&T Services, Inc.	5/2022
David R. McAtee II	55	Senior Executive Vice President and General Counsel	10/2015
Jeffery S. McElfresh	53	Chief Operating Officer	5/2022

The above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. Desroches, Mr. Gillespie, Ms. Kenny and Mr. Legg. Executive officers are not appointed to a fixed term of office.

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

AT&T Inc.
Dollars in millions except per share amounts
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “T”. The number of stockholders of record as of December 31, 2023 and 2022 was 749,207 and 784,110. The number of stockholders of record as of February 7, 2024, was 746,395. We declared dividends on common stock, on a quarterly basis, totaling $1.11 per share in 2023 and $1.11 per share in 2022.

STOCK PERFORMANCE GRAPH

The comparison above assumes $100 invested on December 31, 2018, in AT&T common stock and the following Standard & Poor’s (S&P) Indices: S&P 500 Index and S&P 500 Communication Services Index. Total return equals stock price appreciation plus reinvestment of dividends.

AT&T Inc.
Dollars in millions except per share amounts

Our Board of Directors has approved the following authorization to repurchase common stock: March 2014 authorization program for 300 million shares, with 144 million outstanding at December 31, 2023. To implement this authorization, we have used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We have also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

Our 2024 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

A summary of our repurchases of common stock during the fourth quarter of 2023 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
October 1, 2023 –
October 31, 2023	185,638	$14.99	—	143,731,972
November 1, 2023 –
November 30, 2023	2,674	$15.81	—	143,731,972
December 1, 2023 –
December 31, 2023	76,151	$16.55	—	143,731,972
Total	264,463	$15.45	—
1 In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
2 Of the shares purchased, 264,463 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022.

AT&T Inc.
Dollars in millions except per share amounts
On April 8, 2022, we closed our transaction to combine substantially all of our previous WarnerMedia segment (WarnerMedia) with a subsidiary of Discovery, Inc (Discovery). Upon the separation and distribution of WarnerMedia, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that did not individually meet the criteria due to materiality, and determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic. These businesses are reflected in the accompanying financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction. (See Notes 6 and 24)

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. (See Note 6)

We have two reportable segments: Communications and Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. Each segment’s percentage calculation of total segment operating revenue is derived from our segment results table in Note 4. Segment operating income is attributable to our Communications segment due to operating losses in Latin America. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

				Percent Change
Operating Revenues	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Communications	$118,038	$117,067	$114,730	0.8%	2.0%
Latin America	3,932	3,144	2,747	25.1	14.5
Corporate and Other:
Corporate	458	530	731	(13.6)	(27.5)
Video	—	—	15,513	—	—
Held-for-sale and other reclassifications	—	—	453	—	—
Eliminations and consolidations	—	—	(136)	—	—
AT&T Operating Revenues	$122,428	$120,741	$134,038	1.4%	(9.9)%

Operating Income
Communications	$27,801	$26,736	$26,293	4.0%	1.7%
Latin America	(141)	(326)	(510)	56.7	36.1
Segment Operating Income	27,660	26,410	25,783	4.7	2.4
Corporate	(2,961)	(2,890)	(1,990)	(2.5)	(45.2)
Video	—	—	2,257	—	—
Held-for-sale and other reclassifications	—	—	143	—	—
Certain significant items	(1,238)	(28,107)	(296)	95.6	—
AT&T Operating Income (Loss)	$23,461	$(4,587)	$25,897	—%	—%

The Communications segment accounted for approximately 97% of our 2023 and 2022 total segment operating revenues and accounted for all segment operating income in 2023 and 2022. This segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services to residential customers in select locations and our fixed wireless access product that provides home internet services delivered over our 5G wireless network where available. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment accounted for approximately 3% of our 2023 and 2022 total segment operating revenues. This segment provides wireless services and equipment in Mexico.

AT&T Inc.
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the following table. We then discuss factors affecting our overall results from continuing operations. Additional analysis is discussed in our “Segment Results” section. We also discuss our expected revenue and expense trends for 2024 in the “Operating Environment and Trends of the Business” section.

				Percent Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues
Service	$99,649	$97,831	$111,565	1.9%	(12.3)%
Equipment	22,779	22,910	22,473	(0.6)	1.9
Total Operating Revenues	122,428	120,741	134,038	1.4	(9.9)

Operating expenses
Operations and support	78,997	79,809	90,076	(1.0)	(11.4)
Asset impairments and abandonments and restructuring	1,193	27,498	213	(95.7)	—
Depreciation and amortization	18,777	18,021	17,852	4.2	0.9
Total Operating Expenses	98,967	125,328	108,141	(21.0)	15.9
Operating Income (Loss)	23,461	(4,587)	25,897	—	—
Interest expense	6,704	6,108	6,716	9.8	(9.1)
Equity in net income of affiliates	1,675	1,791	603	(6.5)	—
Other income (expense) – net	1,416	5,810	9,387	(75.6)	(38.1)
Income (Loss) from Continuing Operations Before Income Taxes	19,848	(3,094)	29,171	—	—
Income (Loss) from Continuing Operations	$15,623	$(6,874)	$23,776	—%	—%

OVERVIEW

Operating revenues increased in 2023. The increase reflects growth in Mobility and Consumer Wireline revenues, partially offset by continued declines in Business Wireline revenues. Revenue increases also reflect higher revenues in our Mexico business unit, including favorable impacts from foreign exchange.

Operations and support expenses decreased in 2023, reflecting benefits of our continued transformation efforts, including lower personnel costs, partially offset by inflationary increases. The decrease also reflects lower Mobility equipment and associated selling costs, driven by lower device sales in 2023 and 3G network shutdown costs in the first quarter of 2022, higher returns on benefit-related assets and lower customer support costs. Partially offsetting the decreases were higher amortization of deferred customer acquisition costs and unfavorable impact of foreign exchange.

Asset impairments and abandonments and restructuring decreased in 2023, with higher impairments in 2022. Noncash charges in 2023 primarily relate to severance and restructuring charges, as well as the abandonment of non-deployed wireless equipment associated with our recently announced plans to collaborate with Ericsson to deploy commercial scale open radio access network (Open RAN), which will further the telecommunications industry efforts and align with the federal government’s goal to build a more robust ecosystem of network infrastructure providers and suppliers. This network transformation is expected to result in additional cash charges in 2024.

Noncash charges in 2022 were primarily due to the impairment of $24,812 of goodwill associated with our Business Wireline, Consumer Wireline and Mexico reporting units, and were driven by higher interest rates consistent with the macroeconomic environment, with secular declines also impacting Business Wireline growth rates (see Note 9). The charges in 2022 also included $1,413 of wireline conduit asset abandonments and $1,273 of restructuring and other impairment charges due to updated network build plans stemming from spectrum acquired in recent auctions, severance charges associated with transformation initiatives and impairment of personal protective equipment inventory.

AT&T Inc.
Dollars in millions except per share amounts
Depreciation and amortization expense increased in 2023, primarily due to higher depreciation expense related to ongoing capital spending for strategic initiatives such as fiber and network upgrades. We expect depreciation expense to increase due to continued fiber and 5G investment and approximately $850 in 2024 due to the expected shortening of estimated economic lives of wireless equipment that will be replaced earlier than originally anticipated with our deployment of Open RAN.

Operating income increased in 2023 and decreased in 2022. Our operating margin was 19.2% in 2023, compared to (3.8)% in 2022, which included noncash impairment charges, and 19.3% in 2021.

Interest expense increased in 2023, primarily due to lower capitalized interest associated with spectrum acquisitions and higher interest rates. Interest expense in 2023 also includes the reclassification of Mobility preferred interests distributions, which were repurchased on April 5, 2023 (see Note 16). Mobility preferred interest distributions were recorded as noncontrolling interest in 2022.

Late in the third quarter of 2023, C-band incumbents completed their transition out of the spectrum band, allowing us to use all C-band licenses awarded to us in the Federal Communications Commission (FCC) auction in 2021, and we have ceased capitalization of interest for licenses that have been placed into service. We expect interest expense to increase approximately $400 in 2024 as a result.

Equity in net income of affiliates decreased in 2023. The decrease was primarily due to the performance of our investment in DIRECTV, which included our share of a gain on a sale-leaseback transaction by DIRECTV of approximately $100 in 2023 (see Notes 6, 10 and 19).

Other income (expense) – net decreased in 2023. The decrease was primarily driven by actuarial remeasurement of pension plan assets and obligations, with net actuarial and settlement losses of $1,594 in 2023, compared to gains of $1,999 in 2022 (see Note 14). Also contributing to the decrease was a $450 impairment of an equity investment in a Latin America satellite business and lower net pension and postretirement benefit credits in 2023 (see Note 14). Partially offsetting the decrease were higher returns on other benefit-related investments.

Income tax expense increased in 2023, primarily driven by higher income before income tax in 2023, partially offset by deferred tax benefits related to updated estimates.

Our effective tax rate was 21.3% in 2023, (122.2)% in 2022, and 18.5% in 2021. The effective tax rate in 2022 was lower primarily due to our goodwill impairments associated with our Business Wireline, Consumer Wireline and Mexico reporting units, which are not deductible for tax purposes.

AT&T Inc.
Dollars in millions except per share amounts
Segment Results Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We evaluate segment performance based on operating income as well as EBITDA and/or EBITDA margin, which is defined as operating income excluding depreciation and amortization. EBITDA is used as part of our management reporting and we believe EBITDA to be a relevant and useful measurement to our investors as it measures the cash generation potential of our business units. EBITDA does not give effect to depreciation and amortization expenses incurred in operating income nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

Effective for the first quarter of 2023, we stopped recording prior service credits to our individual business units or the corresponding charge to Corporate and Other, and segment operating expenses were recast to remove prior service credits from our historical reporting. Prior service credits are, and will continue to be, recorded as other income in our consolidated income statement in accordance with U.S. generally accepted accounting principles (see Note 14). This recast increased Communications segment operations and support expenses by approximately $2,400 in 2022 and $2,100 in 2021. Correspondingly, this recast lowered administrative expenses within Corporate and Other, with no change on a consolidated basis.

COMMUNICATIONS SEGMENT				Percent Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Segment Operating Revenues
Mobility	$83,982	$81,780	$78,254	2.7%	4.5%
Business Wireline	20,883	22,538	23,937	(7.3)	(5.8)
Consumer Wireline	13,173	12,749	12,539	3.3	1.7
Total Segment Operating Revenues	$118,038	$117,067	$114,730	0.8%	2.0%

Segment Operating Income
Mobility	$25,861	$23,812	$22,679	8.6%	5.0%
Business Wireline	1,289	2,290	3,092	(43.7)	(25.9)
Consumer Wireline	651	634	522	2.7	21.5
Total Segment Operating Income	$27,801	$26,736	$26,293	4.0%	1.7%

Selected Subscribers and Connections
				December 31,
(in 000s)			2023	2022	2021
Mobility subscribers			241,532	217,397	201,791
Total domestic broadband connections			15,288	15,386	15,504
Network access lines in service			4,185	5,213	6,177
VoIP connections			2,558	2,930	3,333

Operating revenues increased in 2023, driven by increases in our Mobility and Consumer Wireline business units, partially offset by a decrease in our Business Wireline business unit. The increases are primarily driven by gains in wireless service and broadband service. Business Wireline continues to reflect lower demand for legacy services and product simplification.

Operating income increased in 2023 and 2022. The 2023 operating income reflects an increase in operating income from our Mobility and Consumer Wireline business units, partially offset by declines in our Business Wireline business unit. Our Communications segment operating income margin was 23.6% in 2023, 22.8% in 2022 and 22.9% in 2021.

AT&T Inc.
Dollars in millions except per share amounts
Communications Business Unit Discussion

Mobility Results
				Percent Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues
Service	$63,175	$60,499	$57,590	4.4%	5.1%
Equipment	20,807	21,281	20,664	(2.2)	3.0
Total Operating Revenues	83,982	81,780	78,254	2.7	4.5

Operating expenses
Operations and support	49,604	49,770	47,453	(0.3)	4.9
Depreciation and amortization	8,517	8,198	8,122	3.9	0.9
Total Operating Expenses	58,121	57,968	55,575	0.3	4.3
Operating Income	$25,861	$23,812	$22,679	8.6%	5.0%

The following tables highlight other key measures of performance for Mobility:

Subscribers
				Percent Change
(in 000s)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Postpaid	87,104	84,700	81,534	2.8%	3.9%
Postpaid phone	71,255	69,596	67,260	2.4	3.5
Prepaid	19,236	19,176	19,028	0.3	0.8
Reseller	7,468	6,043	6,113	23.6	(1.1)
Connected devices[1]	127,724	107,478	95,116	18.8	13.0
Total Mobility Subscribers[2]	241,532	217,397	201,791	11.1%	7.7%
[1]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]Wireless subscribers at December 31, 2023 includes an increase of 295 subscribers and connections (206 postpaid, including 74 phone, and 89 connected devices) resulting from our 3G network shutdown in February 2022. Wireless subscribers at December 31, 2022 excludes the impact of 10,176 subscriber and connected device disconnections resulting from our 3G network shutdown. Postpaid disconnections were 897, including 437 phone, 234 prepaid, 749 reseller subscribers, and 8,296 connected devices.

Mobility Net Additions
				Percent Change
(in 000s)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Postpaid Phone Net Additions	1,744	2,868	3,196	(39.2)%		(10.3)%
Total Phone Net Additions	1,801	3,272	3,850	(45.0)		(15.0)

Postpaid[2]	2,315	4,091	4,482	(43.4)		(8.7)
Prepaid	128	479	956	(73.3)		(49.9)
Reseller	1,279	462	(534)	—		—
Connected devices[3]	20,118	20,594	14,328	(2.3)		43.7
Mobility Net Subscriber Additions[1]	23,840	25,626	19,232	(7.0)%		33.2%

Postpaid Churn[4]	0.98%	0.97%	0.94%	1	BP	3	BP
Postpaid Phone-Only Churn[4]	0.81%	0.81%	0.76%	—	BP	5	BP
[1]Excludes migrations and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (68), 203 and 28 for the years ended December 31, 2023, 2022 and 2021, respectively. Wearables and other net adds were 639, 1,020 and 1,258 for the years ended December 31, 2023, 2022 and 2021, respectively.

[3]Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets and other postpaid data devices. Wholesale connected car net adds were approximately 11,570, 9,980 and 7,875 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

AT&T Inc.
Dollars in millions except per share amounts
Service revenue increased during 2023, largely due to growth from subscriber gains and higher postpaid average revenue per subscriber (ARPU).

ARPU
ARPU increased in 2023 and reflects pricing actions, improved international roaming and customers shifting to higher-priced unlimited plans, partially offset by the impact of higher promotional discount amortization (see Note 5).

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were consistent with 2022.

Equipment revenue decreased in 2023, primarily driven by a lower volume of devices sold.

Operations and support expenses decreased in 2023, largely due to lower equipment costs, driven by lower device sales and associated selling costs, and 3G network shutdown costs in the first quarter of 2022. These decreases were offset by increased network expenses and higher amortization of deferred customer acquisition costs.

Depreciation expense increased in 2023, primarily due to ongoing capital spending for network upgrades and expansion. We expect increased depreciation expense in 2024 due to the expected shortening of estimated economic lives of wireless equipment that will be replaced earlier than originally anticipated with our Open RAN deployment and our network transformation and continued 5G investment.

Operating income increased in 2023 and 2022. Our Mobility operating income margin was 30.8% in 2023, 29.1% in 2022 and 29.0% in 2021. Our Mobility EBITDA margin was 40.9% in 2023, 39.1% in 2022 and 39.4% in 2021.

Business Wireline Results
				Percent Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues
Service	$20,274	$21,891	$23,224	(7.4)%	(5.7)%
Equipment	609	647	713	(5.9)	(9.3)
Total Operating Revenues	20,883	22,538	23,937	(7.3)	(5.8)

Operating expenses
Operations and support	14,217	14,934	15,653	(4.8)	(4.6)
Depreciation and amortization	5,377	5,314	5,192	1.2	2.3
Total Operating Expenses	19,594	20,248	20,845	(3.2)	(2.9)
Operating Income	$1,289	$2,290	$3,092	(43.7)%	(25.9)%

Service revenues decreased in 2023, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue.

Equipment revenues decreased in 2023, driven by declines in legacy and non-core services, which we expect to continue.

Operations and support expenses decreased in 2023, primarily due to our continued efforts to drive efficiencies in our network operations through automation, reductions in customer support expenses through digitization and proactive rationalization of low profit margin products. Expense declines were also driven by lower personnel costs, lower network access, customer support and marketing costs. The decrease in network access costs also included approximately $75 of benefit related to settlement of a dispute in the second quarter of 2023. As part of our transformation activities, we expect operations and support expense improvements through 2024, as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in 2023, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to further increase in 2024.

Operating income decreased in 2023 and 2022. Our Business Wireline operating income margin was 6.2% in 2023, 10.2% in 2022 and 12.9% in 2021. Our Business Wireline EBITDA margin was 31.9% in 2023, 33.7% in 2022 and 34.6% in 2021.

AT&T Inc.
Dollars in millions except per share amounts

Consumer Wireline Results
				Percent Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues
Broadband	$10,455	$9,669	$9,085	8.1%	6.4%
Legacy voice and data services	1,508	1,746	1,977	(13.6)	(11.7)
Other service and equipment	1,210	1,334	1,477	(9.3)	(9.7)
Total Operating Revenues	13,173	12,749	12,539	3.3	1.7

Operating expenses
Operations and support	9,053	8,946	8,922	1.2	0.3
Depreciation and amortization	3,469	3,169	3,095	9.5	2.4
Total Operating Expenses	12,522	12,115	12,017	3.4	0.8
Operating Income	$651	$634	$522	2.7%	21.5%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
				Percent Change
(in 000s)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Broadband Connections
Total Broadband and DSL Connections	13,890	13,991	14,160	(0.7)%	(1.2)%
Broadband[1]	13,729	13,753	13,845	(0.2)	(0.7)
Fiber Broadband Connections	8,307	7,215	5,992	15.1	20.4

Voice Connections
Retail Consumer Switched Access Lines	1,651	2,028	2,423	(18.6)	(16.3)
Consumer VoIP Connections	1,953	2,311	2,736	(15.5)	(15.5)
Total Retail Consumer Voice Connections	3,604	4,339	5,159	(16.9)%	(15.9)%
[1]Includes AT&T Internet Air.

Broadband Net Additions
				Percent Change
(in 000s)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total Broadband and DSL Net Additions	(101)	(169)	60	40.2%	—%
Broadband Net Additions[1]	(24)	(92)	152	73.9	—
Fiber Broadband Net Additions	1,092	1,223	1,041	(10.7)%	17.5%
[1]Includes AT&T Internet Air.

Broadband revenues increased in 2023, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU due to prior-year promotional pricing, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in 2023, reflecting the continued decline in the number of customers.

Other service and equipment revenues decreased in 2023, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses increased in 2023, primarily due to higher network-related costs as our fiber build scales, partially offset by lower customer support costs, lower Max licensing fees in the first half of 2023, and approximately $35 of benefit from a vendor dispute resolution in the second quarter of 2023.

AT&T Inc.
Dollars in millions except per share amounts
Depreciation expense increased in 2023, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to further increase in 2024.

Operating income increased in 2023 and 2022. Our Consumer Wireline operating income margin was 4.9% in 2023, 5.0% in 2022 and 4.2% in 2021. Our Consumer Wireline EBITDA margin was 31.3% in 2023, 29.8% in 2022 and 28.8% in 2021.

LATIN AMERICA SEGMENT				Percent Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Segment Operating revenues
Service	$2,569	$2,162	$1,834	18.8%	17.9%
Equipment	1,363	982	913	38.8	7.6
Total Segment Operating Revenues	3,932	3,144	2,747	25.1	14.5

Segment Operating expenses
Operations and support	3,349	2,812	2,652	19.1	6.0
Depreciation and amortization	724	658	605	10.0	8.8
Total Segment Operating Expenses	4,073	3,470	3,257	17.4	6.5
Operating Income (Loss)	$(141)	$(326)	$(510)	56.7%	36.1%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				Percent Change
(in 000s)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Postpaid	5,236	4,925	4,807	6.3%	2.5%
Prepaid	16,663	16,204	15,057	2.8	7.6
Reseller	417	474	498	(12.0)	(4.8)
Mexico Wireless Subscribers	22,316	21,603	20,362	3.3%	6.1%

Mexico Wireless Net Additions
				Percent Change
(in 000s)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Postpaid	311	118	111	—%	6.3%
Prepaid	459	1,147	1,299	(60.0)	(11.7)
Reseller	(57)	(24)	9	—	—
Mexico Wireless Net Additions	713	1,241	1,419	(42.5)%	(12.5)%

Service revenues increased in 2023, reflecting favorable foreign exchange impacts, growth in subscribers and higher wholesale revenues.

Equipment revenues increased in 2023, driven by higher equipment sales and favorable foreign exchange impacts.

Operations and support expenses increased in 2023, driven by unfavorable impact of foreign exchange and increased equipment costs resulting from higher sales. Approximately 5% of Mexico expenses are U.S. dollar-based, with the remainder in the local currency.

Depreciation expense increased in 2023, driven by unfavorable impact of foreign exchange partially offset by lower in-service assets.

Operating income improved in 2023 and 2022. Our Mexico operating income margin was (3.6)% in 2023, (10.4)% in 2022 and (18.6)% in 2021. Our Mexico EBITDA margin was 14.8% in 2023, 10.6% in 2022 and 3.5% in 2021.

AT&T Inc.
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2024 Revenue Trends We expect revenue growth in our wireless and broadband businesses as customers demand instant connectivity and higher speeds made possible by wireless network enhancements through 5G deployment and our fiber network expansion. We believe that our simplified go-to-market strategy for 5G in underpenetrated markets will continue to contribute to wireless subscriber and service revenue growth and that expansion of our fiber footprint and our multi-gig offerings will drive greater demand for broadband services on our fast-growing fiber network.

As we expand our fiber reach, we will be orienting our business portfolio to leverage this opportunity to offset continuing declines in legacy Business Wireline products by growing connectivity with small to mid-sized businesses. We plan to use our strong fiber and wireless assets, broad distribution and integrated product offers to strengthen our overall market position. We will continue to rationalize our product portfolio with a longer-term shift of the business to fiber and mobile connectivity, and growth in value-added services.

2024 Expense Trends During 2024, we will continue to focus on efficiency, led by our cost transformation initiative. We expect the spending required to support growth and efficiency initiatives, primarily our continued deployment of fiber and 5G, including our deployment of Open RAN, and associated accelerated depreciation, to pressure expense trends in 2024. These investments will help prepare us to meet increased customer demand for enhanced wireless and broadband services, including video streaming, augmented reality and “smart” technologies. The software benefits of our 5G wireless technology should result in a more efficient use of capital and lower network-related expenses in the coming years. Furthermore, to the extent customers upgrade their handsets in 2024, the expenses associated with those device sales are expected to contribute to higher costs.

We continue to transform our operations to be more efficient and effective. We are restructuring businesses, sunsetting legacy networks, improving customer service and ordering functions through digital transformation, sizing our support costs and staffing with current activity levels, and reassessing overall benefit costs. We also expect cost savings through AI-driven efficiencies in our network design, software development and customer support services.
Market Conditions During 2023, uncertainty surrounding global growth rates, inflation, and an increasing interest rate environment continued to produce volatility in the credit, currency and equity markets. Additionally, several factors, including changes in workplace behavior that have continued since the COVID-19 pandemic, have resulted in changes in demand in business communication services. The global pandemic caused, and future public health emergencies could again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products, as well as continued tight labor market and inflationary impacts. Most of our products and services are not directly affected by the imposition of tariffs on Chinese goods. However, we expect ongoing pressure on pricing during 2024 as we respond to the geopolitical and macroeconomic environment and our competitive marketplace, especially in wireless services.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. Our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We expect only minimal ERISA contribution requirements to our pension plans for 2024. Investment returns on these assets depend largely on trends in the economy, and a weakness in the equity, fixed income and real asset markets could require us to make future contributions to the pension plans. In addition, our policy of recognizing actuarial gains and losses related to our pension and other postretirement plans in the period in which they arise subjects us to earnings volatility caused by changes in market conditions; however, these actuarial gains and losses do not impact segment performance as they are required to be recorded in “Other income (expense) – net.” Changes in our discount rate, which are tied to changes in the bond market, and changes in the performance of equity markets, may have significant impacts on the valuation of our pension and other postretirement obligations at the end of 2024 (see “Critical Accounting Policies and Estimates”).

Expected Growth Areas Over the next few years, we expect our growth to come from wireless and IP-based fiber broadband services. We provide integrated services to diverse groups of customers in the U.S. on a converged telecommunications network utilizing different technological platforms. In 2024, our key initiatives include:
•Continuing our wireless subscriber momentum and 5G deployment, with expansion of 5G service, including to underpenetrated markets.
•Continuing our fiber deployment, improving fiber penetration, accelerating subscriber growth and increasing broadband revenues.
•Deploying Open RAN to build a more robust ecosystem of network infrastructure providers and suppliers, fostering lower network costs, improved operational efficiencies and allowing for continued investment in our fast-growing broadband network.
•Continuing to drive efficiencies and a competitive advantage through cost transformation initiatives and product simplification.

AT&T Inc.
Dollars in millions except per share amounts
Wireless We expect to continue to deliver revenue growth in the coming years. We are in a period of rapid growth in wireless video and data usage and believe that there are substantial opportunities available for next-generation integrated services that combine technologies and services. As of December 31, 2023, we served 264 million wireless subscribers in North America, with 242 million in the United States.

Our LTE technology covers over 438 million people in North America, and in the United States, we cover all major metropolitan areas and over 334 million people. When combined with our upgraded backhaul network, we provide enhanced network capabilities and superior mobile broadband speeds for data and video services. In December 2018, we introduced the nation’s first commercial mobile 5G service and expanded that deployment nationwide in July 2020. At December 31, 2023, our network covers more than 302 million people with 5G technology in the United States and North America.

Our networks covering both the U.S. and Mexico have enabled our customers to use wireless services without roaming on other companies’ networks. We believe this seamless access will prove attractive to customers and provide a significant growth opportunity. At December 31, 2023, we provided LTE coverage to over 104 million people in Mexico.

Integration of Wireless and Fiber Services The communications industry has evolved into internet-based technologies capable of converging the offering of wireline and wireless services. As the owner and operator of scaled wireless and fiber networks, we plan to focus on expanding our wireless network capabilities and providing broadband offerings that allow customers to integrate their home or business fixed services with their mobile service. In January 2022, we launched our multi-gig rollout, which brings the fastest internet to AT&T Fiber customers in select locations with symmetrical 2 gig and 5 gig tiers. We intend to continue to develop and provide unique integrated mobile and broadband/fiber solutions.

REGULATORY LANDSCAPE
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

Federal Regulation
In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Nonetheless, over the ensuing two decades, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. More recently, the FCC has pursued a more deregulatory agenda, eliminating a variety of antiquated and unnecessary regulations and streamlining its processes in a number of areas. We continue to support regulatory and legislative measures and efforts, at both the state and federal levels, to reduce inappropriate regulatory burdens that inhibit our ability to compete effectively and offer needed services to our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition. We have organized the following discussion by service impacted.

Internet The FCC currently classifies fixed and mobile consumer broadband services as information services, subject to light-touch regulation. In response to a challenge to the FCC’s classification, in 2019, the D.C. Circuit upheld the FCC’s current classification, although it remanded three discrete issues related to the effect of the classification on public safety, the regulation of pole attachments, and universal service support for low-income consumers through the Lifeline program to the FCC for further consideration. Since no party sought Supreme Court review of the D.C. Circuit’s decision to uphold the FCC’s classification of broadband as an information service, that decision is final.

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

AT&T Inc.
Dollars in millions except per share amounts
On September 28, 2023, the FCC released a draft Notice of Proposed Rulemaking (NPRM) that was adopted at the FCC’s open meeting on October 19, 2023. The NPRM proposes to again reclassify broadband internet access service as a telecommunications service under Title II of the Communications Act of 1934 and reestablish conduct rules for internet service providers.

In the interim, some states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC. Suits were filed concerning such laws in California and Vermont. The California statute is now in effect. The litigation challenging the Vermont statute has been stayed pending the Second Circuit’s disposition of an appeal by the State of New York of an order enjoining enforcement of a New York statute regulating broadband rates on the ground that such statute is preempted by federal law. We expect additional states may seek to impose net neutrality requirements in the future.

On November 15, 2023, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules, which will become effective March 22, 2024, prohibit covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race, and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly apply prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband, including deployment, marketing, and credit checks, among other things. We may be required to answer complaints alleging that the company has violated the FCC rules and those complaints may seek relief, including changes to our business practices or civil forfeitures that could result in significant costs or reputational harm. It is currently uncertain how the FCC will implement and enforce these new rules. Several business associations have filed appeals challenging the rules and several of those appeals have been consolidated in the Eighth Circuit.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

Infrastructure Investment On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act, 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T is a participating provider in the ACP program and will consider participating in the deployment program where appropriate. The IIJA includes various provisions that have resulted in FCC proceedings regarding ACP program administration and consumer protection, reform of the existing universal support program, and broadband labeling and equal access. Absent additional funding, on January 11, 2024 the FCC announced that it currently projects April 2024 to be the last month providers will be fully reimbursed for the ACP benefit provided to enrolled households and established February 7, 2024 as the last date for new enrollments into the program.

Wireless Industry-wide network densification and 5G technology expansion efforts, which are needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment. This increases the importance of local permitting processes that allow for the placement of small cell equipment in the public right-of-way on reasonable timelines and terms. The FCC has adopted multiple Orders streamlining federal, state, and local wireless structure review processes that had the tendency to delay and impede deployment of small cell and related infrastructure used to provide telecommunications and broadband services. During 2020-2021, we deployed 5G nationwide on “low band” spectrum on macro towers. Executing on the recent spectrum purchase, we announced ongoing construction and continuing deployment of 5G on C-band spectrum in 2022 and beyond. Additional spectrum will be needed industrywide for 5G and future services. In 2023, the federal government released a national spectrum strategy that focused on spectrum sharing and did not include specific timelines to make additional spectrum bands available for 5G and future generations of service. As a result, the federal government’s ability and intent to make sufficient spectrum available to the industry in needed timeframes remains uncertain.

In June and November 2020, the FCC issued a Declaratory Ruling clarifying the limits on state and local authority to deny applications to modify existing structures to accommodate wireless facilities. Appeals of the November 2020 order remain pending in the Ninth Circuit Court of Appeals. If sustained on appeal, these FCC decisions will remove state and local regulatory barriers and reduce the costs of the infrastructure needed for 5G and FirstNet deployments, which will enhance our ability to place small cell facilities on utility poles, expand existing facilities to accommodate public safety services, and replace legacy facilities and services with advanced broadband infrastructure and services. In 2022, we began deploying 5G nationwide on “low band” spectrum on macro towers.

AT&T Inc.
Dollars in millions except per share amounts
In March 2020, the FCC released its order setting rules for certain spectrum bands (C-band) for 5G operations. In that order, the FCC concluded that C-band 5G services that met the agency’s technical limits on power and emissions would not cause harmful interference with aircraft operations. In reliance on that order, AT&T bid a total of $23,406 and was awarded 1,621 C-band licenses, including 40 MHz available for deployment in December 2021, with the remainder available for deployment no later than December 2023. In late 2021, the Federal Aviation Administration (FAA) questioned whether the C-band launch could impact radio altimeter equipment on airplanes, which operate on spectrum bands over 400 MHz away from the spectrum AT&T launched in 2022 and 220 MHz away from spectrum AT&T launched in 2023. In response, to allow the FAA more time to evaluate, AT&T and Verizon delayed their planned December 2021 5G C-band launch by six weeks and voluntarily committed to a series of temporary, precautionary measures, in addition to deferring turning on a limited number of towers around certain airports. In 2023, we and all other C-band licensees entered into a voluntarily commitment to extend precautionary measures near certain airports through January 1, 2028, which may have limited impacts to deployments and services.

In recent years, the FCC took several actions to make spectrum available for 5G services, including the auction of 280 MHz of mid-band spectrum previously used for satellite service (the “C Band” auction) and 39 GHz band spectrum. AT&T obtained spectrum in these auctions. The FCC also made 150 MHz of mid-band CBRS spectrum available, to be shared with Federal incumbents, which enjoy priority. In addition, in 2022, the FCC completed Auction 110, in which AT&T won 40 MHz of 3.45 GHz spectrum nationwide at a cost of $9,079. (See Note 6)

ACCOUNTING POLICIES AND STANDARDS
Critical Accounting Policies and Estimates Because of the size of the financial statement line items they relate to or the extent of judgment required by our management, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others.

Pension and Postretirement Benefits Our actuarial estimates of retiree benefit expense and the associated significant weighted-average assumptions are discussed in Note 14. Our assumed weighted-average discount rates for both pension and postretirement benefits of 5.00%, at December 31, 2023, reflect the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows for the obligations. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2023, when compared to the year ended December 31, 2022, we decreased our pension and postretirement discount rates each by 0.20%, resulting in an increase in our pension plan benefit obligation of $916 and an increase in our postretirement benefit obligation of $110.

Our expected long-term rate of return was 7.50% on pension plan assets and 6.50% on postretirement plan assets for 2023. For 2024, we have increased our expected return on pension plan assets to 7.75%, reflecting higher yields for bonds and changes in the asset mix, and decreased our expected return on postretirement plan assets to 4.00%, reflecting reallocation of assets to cash for benefit payment. Our expected return on plan assets is calculated using the actual fair value of plan assets. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2024 combined pension and postretirement cost to increase $150, which under our accounting policy would be adjusted to actual returns in the current year upon remeasurement of our retiree benefit plans.

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

Annual Goodwill Testing
Goodwill is tested on a reporting unit basis by comparing the estimated fair value of each reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. We estimate fair values using an income approach (also

AT&T Inc.
Dollars in millions except per share amounts
known as a discounted cash flow model) and market multiple approaches. The income approach utilizes our future cash flow projections with a perpetuity value discounted at an appropriate weighted average cost of capital. The market multiple approach uses the multiples of publicly traded companies whose services are comparable to those offered by the reporting units.

As of October 1, 2023, the calculated fair values of the reporting units exceeded their book values in all circumstances. However, the Consumer Wireline fair value exceeded its book value by less than 10%, with interest rates negatively impacting fair value offset by higher long-term cash flow projections driven by our fiber investment. For our Mobility and Business Wireline reporting units where fair values were in excess of 10%, if either the projected long-term growth rates declined by 0.5%, if the projected long-term EBITDA margin declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair values would still be higher than the book value of the reporting units. In the event of a 10% drop in the fair value of these reporting units, the fair value still would have exceeded the book value of the reporting units.

For the Consumer Wireline reporting unit, as of October 1, 2023, if the projected rate of long-term growth declined by 0.75%, if the projected long-term EBITDA margin declined by 4.0%, or if the weighted average cost of capital increased by 0.25%, it would result in impairment of the goodwill.

The fair values of our reporting units continue to be impacted by changes in the macroeconomic environment, namely increased weighted-average cost of capital. Also, inflation pressure and lower projected cash flows driven by secular declines, predominantly at Business Wireline, impacted the fair values. Future sustained declines in macroeconomic or business conditions, or higher discount rates or declines in the value of AT&T stock could result in goodwill impairment charges in future periods.

U.S. Wireless Licenses
The fair value of U.S. wireless licenses is assessed using a discounted cash flow model (the Greenfield Approach) and a qualitative corroborative market approach based on auction prices, depending upon auction activity. The Greenfield Approach assumes a company initially owns only the wireless licenses and makes investments required to build an operation comparable to current use. These licenses are tested annually for impairment on an aggregated basis, consistent with their use on a national scope for the United States. For impairment testing, we assume subscriber and revenue growth will trend up to projected levels, with a long-term growth rate reflecting expected long-term inflation trends. We assume churn rates will initially exceed our current experience but decline to rates that are in line with industry-leading churn. We used a discount rate of 10%, based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity for the licenses, to calculate the present value of the projected cash flows. If either the projected rate of long-term growth of cash flows or revenues declined by 0.5%, or if the discount rate increased by 0.5%, the fair values of these wireless licenses would still be higher than the book value. The fair value of these wireless licenses exceeded their book values by more than 10%.

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

OTHER BUSINESS MATTERS
Gigapower, LLC On May 11, 2023, we closed the transaction with BlackRock, through a fund managed by its Diversified Infrastructure business, related to Gigapower, LLC (Gigapower). The joint venture will provide a fiber network to internet service providers and other businesses across the U.S. that serve customers outside of our wireline service area. We have agreed to contribute incremental funding of up to approximately $700, which will be funded as the network is constructed. We deconsolidated Gigapower’s operations in the second quarter of 2023.

AT&T Inc.
Dollars in millions except per share amounts
Labor Contracts As of January 31, 2024, we employed approximately 149,900 persons. Approximately 42% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts set to expire in 2024 include the following:
•A contract covering approximately 5,000 Mobility employees in Arkansas, Kansas, Missouri, Oklahoma and Texas is set to expire in February.
•A wireline contract covering approximately 8,500 employees in California and Nevada is set to expire in April.
•Three wireline contracts covering approximately 15,000 employees in the southeastern United States are set to expire in August.

Inflation Reduction Act The Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted on August 16, 2022. The Inflation Reduction Act imposes a new 15% corporate alternative minimum tax (CAMT) on “applicable corporations” for taxable years beginning after December 31, 2022. The CAMT is imposed to the extent the alternative minimum tax exceeds a company’s regular tax liability. A corporation that pays alternative minimum tax is eligible for a credit against income tax in future years. Subject to future regulatory guidance, we currently do not believe the CAMT will have a material impact on our 2024 tax liability.

OECD On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has continued to release additional guidance on the two-pillar framework throughout 2022 and 2023. Several jurisdictions, including the European Union, have enacted Pillar Two legislation with varying dates into force, including January 1, 2024 for certain components. There can be no assurance that these new rules will not increase our taxes in these countries and have an adverse impact on our provision for income taxes, when enacted or enforced by participating countries in which we do business.

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

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for the years ended December 31,	2023	2022	2021
Cash provided by operating activities	$38,314	$35,812	$37,170
Cash used in investing activities	(19,660)	(26,899)	(32,489)
Cash (used in) provided by financing activities	(15,614)	(59,564)	1,894

At December 31,	2023	2022
Cash and cash equivalents	$6,722	$3,701
Total debt	137,331	135,890

We had $6,722 in cash and cash equivalents available at December 31, 2023, increasing $3,021 since December 31, 2022. Cash and cash equivalents included cash of $1,368 and money market funds and other cash equivalents of $5,354. Approximately $1,381 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

In 2023, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of commercial paper, long-term debt and cumulative preferred interests in subsidiaries and distributions from DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and vendor financing payments, repayment of short-term borrowings and long-term debt, dividend payments to stockholders, and repurchase of the Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests). We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Refer to “Contractual Obligations” discussion below for additional information regarding our cash requirements.

AT&T Inc.
Dollars in millions except per share amounts
Cash Provided by Operating Activities from Continuing Operations
During 2023, cash provided by operating activities was $38,314 compared to $35,812 in 2022, reflecting operational growth and a focus to lower working capital programs, which resulted in lower device payments partially offset by lower receivable sales, net of remittances (see Note 17), and higher cash income tax payments. Cash from operating activities in 2022 also included higher voluntary benefit plan contributions.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities $299 in 2023 and improve cash from operating activities $851 in 2022. All supplier financing payments are due within one year. (See Note 22)

Cash Used in Investing Activities from Continuing Operations
During 2023, cash used in investing activities totaled $19,660, consisting primarily of $17,853 (including interest during construction) for capital expenditures. In 2023, we received a return of investment of $2,049 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10). We paid $2,221 of spectrum relocation and clearing costs in 2023, which we report as “Acquisitions, net of cash acquired” on our consolidated statements of cash flows.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. Vendor financing payments were $5,742 in 2023, compared to $4,697 in 2022. Capital expenditures in 2023 were $17,853, and when including $5,742 cash paid for vendor financing, capital investment was $23,595 ($728 lower than the prior year).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. In 2023, we placed $2,651 of equipment in service under vendor financing arrangements (compared to $5,817 in 2022).

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. Our capital expenditures and vendor financing payments were slightly elevated in 2023, reflecting strategic investments. In 2024, we expect that our capital investment, which includes capital expenditures and cash paid for vendor financing, will be in the $21,000 to $22,000 range.

Cash Provided by or Used in Financing Activities from Continuing Operations
In 2023, cash used in financing activities totaled $15,614 and was comprised of debt issuances and repayments, payments of dividends, issuances and repurchase of preferred interests in subsidiaries and vendor financing payments.

AT&T Inc.
Dollars in millions except per share amounts

A tabular summary of our debt activity during 2023 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2023
Net commercial paper borrowings	$2,341	$1,284	$(112)	$(2,436)	$1,077
Issuance of notes and debentures:
USD notes	$1,747	$2,730	$—	$—	$4,477
EUR notes	1,319	3,537	—	—	4,856
Other	1,050	—	—	371	1,421
Debt issuances	$4,116	$6,267	$—	$371	$10,754

Repayments:
Private financing	$—	$(750)	$—	$—	$(750)
Repayments of other short-term borrowings	$—	$(750)	$—	$—	$(750)

USD notes	$(376)	$(750)	$—	$—	$(1,126)
EUR notes	(1,626)	(473)	(3,503)	—	(5,602)
AUD notes	—	—	(450)	—	(450)
2025 Term Loan	(2,500)	—	—	—	(2,500)
Other	(1,443)	(441)	(327)	(155)	(2,366)
Repayments of long-term debt	$(5,945)	$(1,664)	$(4,280)	$(155)	$(12,044)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of December 31, 2023 and 4.1% as of December 31, 2022. We had $133,402 of total notes and debentures outstanding at December 31, 2023. This also included Euro, British pound sterling, Canadian dollar, Swiss franc, and Australian dollar denominated debt that totaled approximately $35,192.

At December 31, 2023, we had $9,477 of debt maturing within one year, consisting of $2,091 of commercial paper borrowings and $7,386 of long-term debt issuances. The weighted average interest rate on our outstanding short-term borrowings was approximately 6.0% as of December 31, 2023 and 4.8% as of December 31, 2022.
During 2023, we paid $5,742 of cash under our vendor financing program, compared to $4,697 in 2022. Total vendor financing payables included in our December 31, 2023 consolidated balance sheet were $2,833, with $1,975 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At December 31, 2023, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common shares and preferred shares of $8,136 in 2023, compared with $9,859 in 2022. Dividends on common stock declared by our Board of Directors totaled $1.11 per share in 2023 and in 2022. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

In April 2023, we expanded our September 2020 sale of Telco LLC cumulative preferred interests and issued an additional $5,250 of nonconvertible cumulative preferred interests (April preferreds). The April preferreds pay an initial preferred distribution of 6.85% annually, subject to declaration, and subject to reset on November 1, 2027, and every seven years thereafter. (See Note 16)
In April 2023, we also accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Mobility preferred interests for a purchase price, including accrued and unpaid distributions, of $5,414. The Mobility preferred interests had a redemption value of $5,320, with approximately $2,650 removed from “Accounts payable and accrued liabilities” and $2,670 removed from “Other noncurrent liabilities.” The repurchase was primarily funded with proceeds from the April 2023 issuances of Telco LLC preferred interests. (See Note 16)
In June 2023, we issued $2,000 of Series B Cumulative Perpetual Preferred Membership Interests in Mobility II LLC (Mobility noncontrolling interests), which pay cash distributions of 6.8% per annum, subject to declaration. The Mobility noncontrolling interests are included in “Redeemable Noncontrolling Interest” on the consolidated balance sheets. (See Note 16)

AT&T Inc.
Dollars in millions except per share amounts

Our 2024 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt, and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.
Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2028 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of December 31, 2023.

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

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of December 31, 2023, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximately $39,800 derivative portfolio, counterparties are still required to post collateral. During 2023, we received approximately $220 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 12)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At December 31, 2023, our debt ratio was 53.5%, compared to 56.1% at December 31, 2022 and 48.9% at December 31, 2021. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

A significant amount of our cash outflows for continuing operations is related to tax items, acquisition of spectrum through FCC auctions and benefits paid for current and former employees:
•Total taxes incurred, collected and remitted by AT&T during 2023 and 2022, were $16,877 and $16,630. These taxes include income, franchise, property, sales, excise, payroll, gross receipts and various other taxes and fees.
•Total domestic spectrum acquired primarily through FCC auctions, including cash, exchanged spectrum, auction deposits and spectrum relocation and clearing costs was approximately $2,940 in 2023, $10,200 in 2022 and $25,400 in 2021.
•Total health and welfare benefits provided to certain active and retired employees and their dependents totaled approximately $2,990 in 2023 and $3,200 in 2022, with $624 paid from plan assets in 2023 compared to $788 in 2022. Of those benefits, approximately $2,730 related to medical and prescription drug benefits in 2023 compared to $2,840 in 2022. In addition, in 2023, we prefunded $135 for future benefit payments versus $500 in 2022. We paid $4,863 of pension benefits out of plan assets in 2023 compared to $5,854 in 2022.

AT&T Inc.
Dollars in millions except per share amounts
Contractual Obligations
Our contractual obligations as of December 31, 2023, and the estimated timing of payment, are in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[1]	$146,064	$7,537	$15,801	$13,215	$109,511
Interest payments on long-term debt[2]	98,565	5,931	11,084	9,870	71,680
Purchase obligations[3]	29,507	7,555	12,856	8,187	909
Operating lease obligations[4]	25,356	4,699	7,548	4,977	8,132
FirstNet sustainability payments[5]	17,010	561	1,316	3,224	11,909
Unrecognized tax benefits (UTB)[6]	9,238	392	—	—	8,846
Other finance obligations[7]	11,733	2,692	2,374	1,763	4,904
Total Contractual Obligations	$337,473	$29,367	$50,979	$41,236	$215,891
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
7Represents future minimum payments under the Crown Castle and other arrangements (see Note 18), payables subject to extended payment terms (see Note 22) and finance lease payments (see Note 8).

Certain items were excluded from this table because the year of payment is unknown and could not be reliably estimated, we believe the obligations are immaterial, or the settlement of the obligation will not require the use of cash. These items include: deferred income tax liability of $58,666 (see Note 13); net postemployment benefit obligations of $9,365 (including current portion); and other noncurrent liabilities of $8,272.

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

Interest Rate Risk
The majority of our financial instruments are medium- and long-term fixed-rate notes and debentures. Changes in interest rates can lead to significant fluctuations in the fair value of these instruments. The principal amounts by expected maturity, average interest rate and fair value of our liabilities that are exposed to interest rate risk are described in Notes 11 and 12. In managing interest expense, we control our mix of fixed- and floating-rate debt through term loans, floating rate notes, and interest rate swaps. We have established interest rate risk limits that we closely monitor by measuring interest rate sensitivities in our debt and interest rate derivatives portfolios.

AT&T Inc.
Dollars in millions except per share amounts
Our foreign-denominated long-term debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance through cross-currency swaps, removing interest rate risk and foreign currency exchange risk associated with the underlying interest and principal payments. Likewise, periodically we enter into interest rate locks to partially hedge the risk of increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We expect gains or losses on our cross-currency swaps and interest rate locks to offset the losses and gains in the financial instruments they hedge.

Below are our interest rate derivatives subject to material interest rate risk as of December 31, 2023. The interest rates illustrated below refer to the average rates we expect to pay based on current and implied forward rates and the average rates we expect to receive based on derivative contracts. The notional amount is the principal amount of the debt subject to the interest rate swap contracts. The fair value asset (liability) represents the amount we would receive (pay) if we terminated the contracts as of December 31, 2023.

	Maturity
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value 12/31/2023
Interest Rate Derivatives
Interest Rate Swaps:
Receive Fixed/Pay Variable Notional Amount Maturing[2]	$—	$—	$1,750	$—	$—	$—	$1,750	$(2)
Weighted-Average Variable Rate Payable[1,2]	5.0%	3.6%	3.3%	—%	—%	—%
Weighted-Average Fixed Rate Receivable	5.5%	5.5%	5.5%	—%	—%	—%
[1]Interest payable based on implied forward rates for the secured overnight financing rate (SOFR) plus a spread of approximately 14 basis points.
[2]Derivative is cancelable by the counterparty beginning in 2024.

We had no interest rate locks at December 31, 2023.

Foreign Exchange Risk
We principally use foreign exchange contracts to hedge costs and debt denominated in foreign currencies. We are also exposed to foreign currency exchange risk through our foreign affiliates and equity investments in foreign companies.

Through cross-currency swaps, our foreign-denominated debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance, removing interest rate and foreign currency exchange risk associated with the underlying interest and principal payments. We expect gains or losses in our cross-currency swaps to offset the gains and losses in the financial instruments they hedge. We had cross-currency swaps with a notional value of $38,006 and a fair value of $(3,177) outstanding at December 31, 2023.

For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. We had no foreign exchange forward contracts at December 31, 2023.

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

AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2023, the company’s internal control over financial reporting is effective based on those criteria.

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

AT&T Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AT&T Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Discount rates used in determining pension and postretirement benefit obligations

Description of the Matter
At December 31, 2023, the Company’s defined benefit pension obligation was $33,227 million and exceeded the fair value of pension plan assets of $30,098 million, resulting in an unfunded benefit obligation of $3,129 million. Additionally, at December 31, 2023, the Company’s postretirement benefit obligation was $6,693 million and exceeded the fair value of postretirement plan assets of $1,763 million, resulting in an unfunded benefit obligation of $4,930 million. As explained in Note 14 to the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event. The Company determines the discount rates used to measure the obligations based on the development of a yield curve using high-quality corporate bonds selected to yield cash flows that correspond to the expected timing and amount of the expected future benefit payments.

AT&T Inc.

Auditing the defined benefit pension and postretirement benefit obligations was complex due to the judgmental nature of the actuarial assumptions made by management, primarily the discount rates, used in the Company’s measurement process. The discount rates have a significant effect on the measurement of the defined benefit pension and postretirement benefit obligations, and auditing the discount rates was complex because it required an evaluation of the credit quality of the corporate bonds used to develop the discount rates and the correlation of those bonds’ cash inflows to the timing and amount of future expected benefit payments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over management’s review of the determination of the discount rates used in the defined benefit pension and postretirement benefit obligations calculations.

To test the determination of the discount rates used in the calculation of the defined benefit pension and postretirement benefit obligations, we performed audit procedures that focused on evaluating, with the assistance of our actuarial specialists, the determination of the discount rates, among other procedures. For example, we evaluated the selected yield curve used to determine the discount rates applied in measuring the defined benefit pension and postretirement benefit obligations. As part of this assessment, we considered the credit quality of the corporate bonds that comprised the yield curve and compared the timing and amount of cash flows at maturity with the expected amounts and duration of the related benefit payments.

Evaluation of goodwill for impairment

Description of the Matter
At December 31, 2023, the Company’s goodwill balance was $67,854 million. As discussed in Note 1 to the consolidated financial statements, reporting unit goodwill is tested at least annually for impairment. Estimating fair values in connection with these impairment evaluations involves the utilization of discounted cash flow and market multiple approaches.

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
February 23, 2024

AT&T Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on Internal Control Over Financial Reporting
We have audited AT&T Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AT&T Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 23, 2024

AT&T Inc.
Dollars in millions except per share amounts
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
	2023	2022	2021
Operating Revenues
Service	$99,649	$97,831	$111,565
Equipment	22,779	22,910	22,473
Total operating revenues	122,428	120,741	134,038

Operating Expenses
Cost of revenues
Equipment	23,136	24,009	23,685
Broadcast, programming and operations	—	—	8,106
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	26,987	26,839	28,616
Selling, general and administrative	28,874	28,961	29,669
Asset impairments and abandonments and restructuring	1,193	27,498	213
Depreciation and amortization	18,777	18,021	17,852
Total operating expenses	98,967	125,328	108,141
Operating Income (Loss)	23,461	(4,587)	25,897

Other Income (Expense)
Interest expense	(6,704)	(6,108)	(6,716)
Equity in net income of affiliates	1,675	1,791	603
Other income (expense) – net	1,416	5,810	9,387
Total other income (expense)	(3,613)	1,493	3,274
Income (Loss) from Continuing Operations Before Income Taxes	19,848	(3,094)	29,171
Income tax expense on continuing operations	4,225	3,780	5,395
Income (Loss) from Continuing Operations	15,623	(6,874)	23,776
Loss from discontinued operations, net of tax	—	(181)	(2,297)
Net Income (Loss)	15,623	(7,055)	21,479
Less: Net Income Attributable to Noncontrolling Interest	(1,223)	(1,469)	(1,398)
Net Income (Loss) Attributable to AT&T	$14,400	$(8,524)	$20,081
Less: Preferred Stock Dividends	(208)	(203)	(207)
Net Income (Loss) Attributable to Common Stock	$14,192	$(8,727)	$19,874
Basic Earnings (Loss) Per Share from continuing operations	$1.97	$(1.10)	$3.07
Basic Loss Per Share from discontinued operations	$—	$(0.03)	$(0.30)
Basic Earnings (Loss) Per Share Attributable to Common Stock	$1.97	$(1.13)	$2.77
Diluted Earnings (Loss) Per Share from continuing operations	$1.97	$(1.10)	$3.02
Diluted Loss Per Share from discontinued operations	$—	$(0.03)	$(0.29)
Diluted Earnings (Loss) Per Share Attributable to Common Stock	$1.97	$(1.13)	$2.73
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Comprehensive Income
	2023	2022	2021

Net income (loss)	$15,623	$(7,055)	$21,479
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment (includes $0, $0 and $(2) attributable to noncontrolling interest), net of taxes of $143, $90 and $(44)	463	346	(127)
Reclassification adjustment included in net income (loss), net of taxes of $0, $0 and $204	—	—	2,087
Distributions of WarnerMedia, net of taxes of $0, $(38) and $0	—	(182)	—
Securities:
Net unrealized gains (losses), net of taxes of $8, $(49) and $(21)	22	(143)	(63)
Reclassification adjustment included in net income (loss), net of taxes of $4, $3 and $(1)	11	8	(3)
Derivative Instruments:
Net unrealized gains (losses), net of taxes of $228, $(183) and $(192)	922	(648)	(715)
Reclassification adjustment included in net income (loss), net of taxes of $12, $25 and $19	47	96	72
Distributions of WarnerMedia, net of taxes of $0, $(12) and $0	—	(24)	—
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $10, $583 and $(8)	32	1,787	(34)
Amortization of net prior service credit included in net income (loss), net of taxes of $(642), $(663) and $(660)	(1,963)	(2,028)	(2,020)
Distributions of WarnerMedia, net of taxes of $0, $5 and $0	—	25	—
Other comprehensive income (loss)	(466)	(763)	(803)
Total comprehensive income (loss)	15,157	(7,818)	20,676
Less: Total comprehensive income attributable to noncontrolling interest	(1,223)	(1,469)	(1,396)
Total Comprehensive Income (Loss) Attributable to AT&T	$13,934	$(9,287)	$19,280
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Balance Sheets
	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$6,722	$3,701
Accounts receivable – net of related allowance for credit loss of $499 and $588	10,289	11,466
Inventories	2,177	3,123
Prepaid and other current assets	17,270	14,818
Total current assets	36,458	33,108
Property, Plant and Equipment – Net	128,489	127,445
Goodwill – Net	67,854	67,895
Licenses – Net	127,219	124,092
Other Intangible Assets – Net	5,283	5,354
Investments in and Advances to Equity Affiliates	1,251	3,533
Operating Lease Right-Of-Use Assets	20,905	21,814
Other Assets	19,601	19,612
Total Assets	$407,060	$402,853
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,477	$7,467
Note payable to DIRECTV	—	130
Accounts payable and accrued liabilities	35,852	42,644
Advanced billings and customer deposits	3,778	3,918
Dividends payable	2,020	2,014
Total current liabilities	51,127	56,173
Long-Term Debt	127,854	128,423
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,666	57,032
Postemployment benefit obligation	8,734	7,260
Operating lease liabilities	17,568	18,659
Other noncurrent liabilities	23,696	28,849
Total deferred credits and other noncurrent liabilities	108,664	111,800
Redeemable Noncontrolling Interest	1,973	—
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at December 31, 2023 and December 31, 2022):
Series A (48,000 issued and outstanding at December 31, 2023 and December 31, 2022)	—	—
Series B (20,000 issued and outstanding at December 31, 2023 and December 31, 2022)	—	—
Series C (70,000 issued and outstanding at December 31, 2023 and December 31, 2022)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at December 31, 2023 and December 31, 2022: issued 7,620,748,598 at December 31, 2023 and December 31, 2022)	7,621	7,621
Additional paid-in capital	114,519	123,610
Retained (deficit) earnings	(5,015)	(19,415)
Treasury stock (470,685,237 at December 31, 2023 and 493,156,816 at December 31, 2022, at cost)	(16,128)	(17,082)
Accumulated other comprehensive income	2,300	2,766
Noncontrolling interest	14,145	8,957
Total stockholders’ equity	117,442	106,457
Total Liabilities and Stockholders’ Equity	$407,060	$402,853
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Cash Flows
	2023	2022	2021
Operating Activities
Income (loss) from continuing operations	$15,623	$(6,874)	$23,776
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	18,777	18,021	17,852
Provision for uncollectible accounts	1,969	1,865	1,241
Deferred income tax expense	3,037	2,975	7,412
Net (gain) loss on investments, net of impairments	441	381	(369)
Pension and postretirement benefit expense (credit)	(2,552)	(3,237)	(3,857)
Actuarial and settlement (gain) loss on pension and postretirement benefits - net	1,594	(1,999)	(4,143)
Asset impairments and abandonments and restructuring	1,193	27,498	213
Changes in operating assets and liabilities:
Receivables	82	727	(1,125)
Other current assets	(642)	(674)	(1,288)
Accounts payable and other accrued liabilities	(1,764)	(1,109)	(1,570)
Equipment installment receivables and related sales	(133)	154	(271)
Deferred customer contract acquisition and fulfillment costs	1	(947)	18
Postretirement claims and contributions	(735)	(823)	(822)
Other – net	1,423	(146)	103
Total adjustments	22,691	42,686	13,394
Net Cash Provided by Operating Activities from Continuing Operations	38,314	35,812	37,170
Investing Activities
Capital expenditures	(17,853)	(19,626)	(15,545)
Acquisitions, net of cash acquired	(2,942)	(10,200)	(25,453)
Dispositions	72	199	7,136
Distributions from DIRECTV in excess of cumulative equity in earnings	2,049	2,649	1,323
(Purchases), sales and settlements of securities and investments - net	(902)	82	44
Other – net	(84)	(3)	6
Net Cash Used in Investing Activities from Continuing Operations	(19,660)	(26,899)	(32,489)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(914)	(519)	1,316
Issuance of other short-term borrowings	5,406	3,955	21,856
Repayment of other short-term borrowings	(3,415)	(18,345)	(7,510)
Issuance of long-term debt	10,004	2,979	9,931
Repayment of long-term debt	(12,044)	(25,118)	(3,039)
Note payable to DIRECTV, net of payments	(130)	(1,211)	1,341
Payment of vendor financing	(5,742)	(4,697)	(4,596)
Purchase of treasury stock	(194)	(890)	(202)
Issuance of treasury stock	3	28	96
Issuance of preferred interests in subsidiary	7,151	—	—
Redemption of preferred interests in subsidiary	(5,333)	(2,665)	—
Dividends paid	(8,136)	(9,859)	(15,068)
Other – net	(2,270)	(3,222)	(2,231)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(15,614)	(59,564)	1,894
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	3,040	(50,651)	6,575
Cash flows from Discontinued Operations:
Cash (used in) provided by operating activities	—	(3,789)	4,788
Cash provided by investing activities	—	1,094	399
Cash provided by (used in) financing activities	—	35,823	(316)
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	—	33,128	4,871
Net increase (decrease) in cash and cash equivalents and restricted cash	3,040	(17,523)	11,446
Cash and cash equivalents and restricted cash beginning of year	3,793	21,316	9,870
Cash and Cash Equivalents and Restricted Cash End of Year	$6,833	$3,793	$21,316
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock – Series A
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series B
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series C
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$123,610		$130,112		$130,175
Distribution of WarnerMedia		—		(6,832)		—
Preferred stock dividends		(205)		—		—
Common stock dividends ($1.11 per share in 2023)		(7,991)		—		—
Issuance of treasury stock		(379)		(171)		(76)
Share-based payments		(109)		(162)		13
Redemption or reclassification of interests held by noncontrolling owners		(407)		663		—
Balance at end of year		$114,519		$123,610		$130,112
Retained (Deficit) Earnings
Balance at beginning of year		$(19,415)		$42,350		$37,457
Net income (loss) attributable to AT&T		14,400		(8,524)		20,081
Distribution of WarnerMedia		—		(45,041)		—
Preferred stock dividends		—		(207)		(224)
Common stock dividends ($1.11 and $2.08 per share in 2022 and 2021, respectively)		—		(7,993)		(14,964)
Balance at end of year		$(5,015)		$(19,415)		$42,350
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity - continued
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(493)	$(17,082)	(480)	$(17,280)	(495)	$(17,910)
Repurchase and acquisition of common stock	(10)	(194)	(44)	(890)	(8)	(237)
Issuance of treasury stock	32	1,148	31	1,088	23	867
Balance at end of year	(471)	$(16,128)	(493)	$(17,082)	(480)	$(17,280)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$2,766		$3,529		$4,330
Other comprehensive income (loss) attributable to AT&T		(466)		(763)		(801)
Balance at end of year		$2,300		$2,766		$3,529
Noncontrolling Interest[1]
Balance at beginning of year		$8,957		$17,523		$17,567
Net income attributable to noncontrolling interest		1,146		1,469		1,398
Issuance and acquisition (disposition) of noncontrolling owners		5,180		(21)		7
Redemption of noncontrolling interest		(53)		(2,665)		—
Reclassification of noncontrolling interest		—		(5,997)		—
Distributions		(1,085)		(1,352)		(1,447)
Translation adjustments attributable to noncontrolling interest, net of taxes		—		—		(2)
Balance at end of year		$14,145		$8,957		$17,523
Total Stockholders’ Equity at beginning of year		$106,457		$183,855		$179,240
Total Stockholders’ Equity at end of year		$117,442		$106,457		$183,855
1 Excludes redeemable noncontrolling interest.
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

On April 8, 2022, we completed the separation of our WarnerMedia business, which represented substantially all of our WarnerMedia segment, in a Reverse Morris Trust transaction, under which Magallanes, Inc. (Spinco), a formerly wholly-owned subsidiary of AT&T that held the WarnerMedia business, was distributed to AT&T stockholders via a pro rata dividend, followed by the combination of Spinco with a subsidiary of Discovery, Inc. (Discovery), which was renamed Warner Bros. Discovery, Inc. (WBD). (See Note 6)

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in the accompanying financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery transaction. (See Notes 6 and 24)

On July 31, 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction, we separated and deconsolidated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method (see Notes 6, 10 and 19).

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including other estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Moreover, unfavorable changes in market conditions, including interest rates, could adversely impact those estimates and result in asset impairments. Certain prior-period amounts have been conformed to the current period’s presentation. Unless otherwise noted, the information in Notes 1 through 23 and 25 refer only to our continuing operations and do not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic, which are part of discontinued operations.

Adopted and New Accounting Standards

Supplier Finance Obligations As of January 1, 2023, we adopted, with retrospective application, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04), which establishes interim and annual reporting disclosure requirements about a company’s supplier finance programs for its purchase of goods and services. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. We elected to adopt the annual rollforward requirement for the year ended December 31, 2023, with prospective application (see Note 22). In the year of adoption, the disclosure of payment and other key terms under the programs and outstanding balances under the obligations also applies to interim reporting dates.

Convertible Instruments Beginning with 2022 interim reporting, we adopted, through retrospective application, ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. Prior to the April 2023 repurchase, settlement of our Series A Cumulative Perpetual Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) could have resulted in additional

AT&T Inc.
Dollars in millions except per share amounts
dilutive impact, the magnitude of which was influenced by the fair value of the Mobility preferred interests and the average AT&T common stock price during the reporting period, which varied from period-to-period (see Note 16).

Reference Rate Reform In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04, as amended), which provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. ASU 2020-04 applies to contracts, hedging relationships, certain derivatives and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2024. ASU 2020-04, as amended, became effective immediately. We do not believe our adoption of ASU 2020-04, including optional expedients, materially impacts our financial statements.

Segment Reporting In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with retrospective application. The standard allows early adoption of these requirements; we are currently evaluating the disclosure impacts of our adoption.

Income Taxes In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires that a public entity disclose specific categories in its annual income tax rate reconciliation table and provide additional qualitative information for reconciling items representing at least 5% of pre-tax income or loss from continuing operations, using the federal statutory tax rate. The standard also requires an annual breakdown of income taxes paid by jurisdiction (i.e., federal, state and foreign), with further disaggregation by jurisdictions representing at least 5% of total income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with prospective application.

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

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying amounts approximate fair value. At December 31, 2023, we held $1,368 in cash and $5,354 in money market funds and other cash equivalents. Of our total cash and cash equivalents, $1,381 resided in foreign jurisdictions, some of which is subject to restrictions on repatriation.

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

Property, Plant and Equipment Property, plant and equipment is stated at cost, except for assets acquired through business combinations, which are initially recorded at fair value. The cost of additions and substantial improvements to property, plant and equipment is capitalized, and includes internal compensation costs for these projects. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment costs are depreciated using straight-line methods over their estimated economic lives. Certain subsidiaries follow composite group depreciation

AT&T Inc.
Dollars in millions except per share amounts
methodology. Accordingly, when a portion of their depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is reclassified to accumulated depreciation, and no gain or loss is recognized on the disposition of these assets.

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

Goodwill and Other Intangible Assets We have the following major classes of intangible assets: goodwill; licenses, which include Federal Communications Commission (FCC) and other wireless licenses; customer lists and relationships; and trademarks, trade names and various other finite-lived intangible assets (see Note 9).

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

AT&T Inc.
Dollars in millions except per share amounts
Pension and Other Postretirement Benefits See Note 14 for a comprehensive discussion of our pension and postretirement benefits, including a discussion of the actuarial assumptions, our policy for recognizing the associated gains and losses and our method used to estimate service and interest cost components.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

Year Ended December 31,	2023	2022	2021
Numerators
Numerator for basic earnings per share:
Income (loss) from continuing operations, net of tax	$15,623	$(6,874)	$23,776
Net income from continuing operations attributable to noncontrolling interests	(1,223)	(1,469)	(1,485)
Preferred Stock Dividends	(208)	(203)	(207)
Income (loss) from continuing operations attributable to common stock	14,192	(8,546)	22,084
Adjustment to carrying value of noncontrolling interest	—	663	—
Numerator for basic earnings per share from continuing operations[1]	14,192	(7,883)	22,084
Loss from discontinued operations, net of tax	—	(181)	(2,297)
Loss from discontinued operations attributable to noncontrolling interests	—	—	87
Loss from discontinued operations attributable to common stock	—	(181)	(2,210)
Numerator for basic earnings per share[1]	$14,192	$(8,064)	$19,874
Dilutive potential common shares:
Mobility preferred interests[2]	72	526	560
Share-based payment[2]	13	17	22
Numerator for diluted earnings per share	$14,277	$(7,521)	$20,456
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,181	7,166	7,168
Dilutive potential common shares:
Mobility preferred interests (in shares)	71	378	304
Share-based payment (in shares)	6	43	31
Denominator for diluted earnings per share[2]	7,258	7,587	7,503
[1]For 2022, in the calculation of basic earnings per share, income (loss) attributable to common stock for continuing operations and total company has been increased by $663 from adjustment to carrying value of noncontrolling interest. (See Note 16)

[2]For 2022, dilutive potential common shares are not included in the computation of diluted earnings per share because their effect is antidilutive as a result of the net loss.

On April 5, 2023, we repurchased all our Mobility preferred interests (see Note 16). For periods prior to repurchase, under ASU 2020-06, the ability to settle the Mobility preferred interests in stock was reflected in our diluted earnings per share calculation (see Note 1).

AT&T Inc.
Dollars in millions except per share amounts
NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$(3,926)		$111		$(779)		$8,924		$4,330
Other comprehensive income (loss) before reclassifications	(125)		(63)		(715)		(34)		(937)
Amounts reclassified from accumulated OCI	2,087	1,4	(3)	1	72	2	(2,020)	3	136
Net other comprehensive income (loss)	1,962		(66)		(643)		(2,054)		(801)
Balance as of December 31, 2021	(1,964)		45		(1,422)		6,870		3,529
Other comprehensive income (loss) before reclassifications	346		(143)		(648)		1,787		1,342
Amounts reclassified from accumulated OCI	—	1	8	1	96	2	(2,028)	3	(1,924)
Distribution of WarnerMedia	(182)		—		(24)		25		(181)
Net other comprehensive income (loss)	164		(135)		(576)		(216)		(763)
Balance as of December 31, 2022	(1,800)		(90)		(1,998)		6,654		2,766
Other comprehensive income (loss) before reclassifications	463		22		922		32		1,439
Amounts reclassified from accumulated OCI	—	1	11	1	47	2	(1,963)	3	(1,905)
Net other comprehensive income (loss)	463		33		969		(1,931)		(466)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
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
[4]Represents unrealized foreign currency translation adjustments at Vrio that were released upon sale (see Note 6).

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

AT&T Inc.
Dollars in millions except per share amounts

Effective for the first quarter of 2023, we stopped recording prior service credits to our individual business units or the corresponding charge to Corporate and Other, and segment operating expenses were recast to remove prior service credits from our historical reporting. Prior service credits are, and will continue to be, recorded as other income in our consolidated income statement in accordance with GAAP. This recast increased Communications segment operations and support expenses by approximately $2,400 in 2022 and $2,100 in 2021. Correspondingly, this recast lowered administrative expenses within Corporate and Other, with no change on a consolidated basis.

The Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services to residential customers in select locations and our fixed wireless access product that provides home internet services delivered over our 5G wireless network where available. Consumer Wireline also provides legacy telephony voice communication services.

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

Other items consist of:
•Video, which includes our former U.S. video operations that were contributed to DIRECTV on July 31, 2021 (see Note 19).
•Held-for-sale and other reclassifications, which includes our former Crunchyroll and Government Solutions businesses.
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

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$83,982	$49,604	$34,378	$8,517	$25,861
Business Wireline	20,883	14,217	6,666	5,377	1,289
Consumer Wireline	13,173	9,053	4,120	3,469	651
Total Communications	118,038	72,874	45,164	17,363	27,801
Latin America – Mexico	3,932	3,349	583	724	(141)
Segment Total	121,970	76,223	45,747	18,087	27,660
Corporate and Other
Corporate:
DTV-related retained costs	—	686	(686)	586	(1,272)
Parent administration support	(7)	1,416	(1,423)	6	(1,429)
Securitization fees	85	604	(519)	—	(519)
Value portfolio	380	99	281	22	259
Total Corporate	458	2,805	(2,347)	614	(2,961)
Certain significant items	—	1,162	(1,162)	76	(1,238)
Total Corporate and Other	458	3,967	(3,509)	690	(4,199)
AT&T Inc.	$122,428	$80,190	$42,238	$18,777	$23,461

For the year ended December 31, 2022
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$81,780	$49,770	$32,010	$8,198	$23,812
Business Wireline	22,538	14,934	7,604	5,314	2,290
Consumer Wireline	12,749	8,946	3,803	3,169	634
Total Communications	117,067	73,650	43,417	16,681	26,736
Latin America – Mexico	3,144	2,812	332	658	(326)
Segment Total	120,211	76,462	43,749	17,339	26,410
Corporate and Other
Corporate:
DTV-related retained costs	8	878	(870)	549	(1,419)
Parent administration support	(32)	1,378	(1,410)	16	(1,426)
Securitization fees	65	419	(354)	—	(354)
Value portfolio	489	139	350	41	309
Total Corporate	530	2,814	(2,284)	606	(2,890)
Certain significant items	—	28,031	(28,031)	76	(28,107)
Total Corporate and Other	530	30,845	(30,315)	682	(30,997)
AT&T Inc.	$120,741	$107,307	$13,434	$18,021	$(4,587)

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2021
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$78,254	$47,453	$30,801	$8,122	$22,679
Business Wireline	23,937	15,653	8,284	5,192	3,092
Consumer Wireline	12,539	8,922	3,617	3,095	522
Total Communications	114,730	72,028	42,702	16,409	26,293
Latin America – Mexico	2,747	2,652	95	605	(510)
Segment Total	117,477	74,680	42,797	17,014	25,783
Corporate and Other
Corporate:
DTV-related retained costs	49	413	(364)	236	(600)
Parent administration support	(18)	1,699	(1,717)	36	(1,753)
Securitization fees	61	89	(28)	—	(28)
Value portfolio	639	208	431	40	391
Total Corporate	731	2,409	(1,678)	312	(1,990)
Video	15,513	12,900	2,613	356	2,257
Held-for-sale and other reclassifications	453	310	143	—	143
Certain significant items	—	126	(126)	170	(296)
Eliminations and consolidations	(136)	(136)	—	—	—
Total Corporate and Other	16,561	15,609	952	838	114
AT&T Inc.	$134,038	$90,289	$43,749	$17,852	$25,897

The following table is a reconciliation of operating income (loss) to “Income (Loss) from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

	2023	2022	2021
Communications	$27,801	$26,736	$26,293
Latin America	(141)	(326)	(510)
Segment Operating Income	27,660	26,410	25,783
Reconciling Items:
Corporate	(2,961)	(2,890)	(1,990)
Video	—	—	2,257
Held-for-sale and other reclassifications	—	—	143
Transaction and other costs	(98)	(425)	(41)
Amortization of intangibles acquired	(76)	(76)	(170)
Asset impairments and abandonments and restructuring	(1,193)	(27,498)	(213)
Benefit-related gains (losses)	129	(108)	128
AT&T Operating Income (Loss)	23,461	(4,587)	25,897
Interest expense	6,704	6,108	6,716
Equity in net income of affiliates	1,675	1,791	603
Other income (expense) – net	1,416	5,810	9,387
Income (Loss) from Continuing Operations Before Income Taxes	$19,848	$(3,094)	$29,171

AT&T Inc.
Dollars in millions except per share amounts
The following table sets forth revenues earned from customers, and property, plant and equipment located in different geographic areas:

	2023		2022		2021
	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment
United States	$117,097	$124,387	$116,006	$123,305	$129,157	$117,690
Mexico	3,993	3,750	3,210	3,718	2,824	3,460
Asia/Pacific Rim	521	99	592	124	747	136
Europe	504	166	584	201	907	249
Latin America	194	67	217	74	251	82
Other	119	20	132	23	152	32
Total	$122,428	$128,489	$120,741	$127,445	$134,038	$121,649

The following table presents assets, investments in equity affiliates and capital expenditures by segment:

At or for the years ended December 31,	2023			2022
	Assets	Investments in Equity Method Investees	Capital Expenditures	Assets	Investments in Equity Method Investees	Capital Expenditures
Communications	$504,006	$—	$16,876	$471,444	$—	$18,962
Latin America	9,314	—	298	8,408	—	360
Corporate and eliminations	(106,260)	1,251	679	(76,999)	3,533	304
Total	$407,060	$1,251	$17,853	$402,853	$3,533	$19,626

NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. No customer accounted for more than 10% of consolidated revenues in 2023, 2022 or 2021.

Wireless, Advanced Data, Legacy Voice & Data Services and Equipment Revenue
We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancelable on a short-term basis (i.e., month-to-month arrangements).

Examples of service revenues include wireless, strategic services (e.g., virtual private network service), and legacy voice and data (e.g., traditional local and long-distance). These services represent a series of distinct services that is considered a separate performance obligation. Service revenue is recognized when services are provided, based upon either usage (e.g., bytes of data processed) or period of time (e.g., monthly service fees).

Some of our services require customer premises equipment that, when combined and integrated with AT&T’s specific network infrastructure, facilitates the delivery of service to the customer. In evaluating whether the equipment is a separate performance obligation, we consider the customer’s ability to benefit from the equipment on its own or together with other readily available resources and if so, whether the service and equipment are separately identifiable (i.e., is the service highly dependent on, or highly interrelated with the equipment). When equipment is a separate performance obligation, we record the sale of equipment when title has passed and the products are accepted by the customer. For devices sold through indirect channels (e.g., national retailers), revenue is recognized when the retailer accepts the device, not upon activation.

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

We offer the majority of our customers the option to purchase certain wireless devices in installments over a specified period of time, and, in many cases, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. For customers that elect these equipment installment payment programs, at the point of sale, we recognize revenue for the entire amount of revenue allocated to the customer receivable net of fair value of the trade-in right guarantee, when applicable. The difference between the revenue recognized and the consideration received is recorded as a note receivable when the devices are not discounted and our right to consideration is unconditional. When installment sales include promotional discounts that are earned by customers over the contract term (e.g., “buy one get one free” or equipment discounts with trade-in of a device), notes receivable are recognized net of discounts and the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

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

Revenue Categories

The following tables set forth reported revenue by category and by business unit:

For the year ended December 31, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Elim.	Total
Wireless service	$63,175	$—	$—	$2,569	$—	$—	$65,744
Business service	—	20,274	—	—	—	—	20,274
Broadband	—	—	10,455	—	—	—	10,455
Legacy voice and data	—	—	1,508	—	294	—	1,802
Other	—	—	1,210	—	164	—	1,374
Total Service	63,175	20,274	13,173	2,569	458	—	99,649
Equipment	20,807	609	—	1,363	—	—	22,779
Total	$83,982	$20,883	$13,173	$3,932	$458	$—	$122,428

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

During the first quarter of 2022, we updated our analysis of expected economic lives of customer relationships. As of January 1, 2022, we extended the amortization period for deferred acquisition and fulfillment contract costs within Mobility, Business Wireline, and Consumer Wireline to better reflect the estimated economic lives of the relationships. These changes in accounting estimate decreased “Other cost of revenues” approximately $395, or $0.04 per diluted share from continuing operations for the year ended December 31, 2022.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2023	2022
Deferred Acquisition Costs
Prepaid and other current assets	$3,233	$2,893
Other Assets	4,077	3,913
Total deferred customer contract acquisition costs	$7,310	$6,806

Deferred Fulfillment Costs
Prepaid and other current assets	$2,340	$2,481
Other Assets	3,843	4,206
Total deferred customer contract fulfillment costs	$6,183	$6,687

AT&T Inc.
Dollars in millions except per share amounts

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the years ended December 31:

Consolidated Statements of Income	2023	2022
Deferred acquisition cost amortization	$3,476	$2,935
Deferred fulfillment cost amortization	2,700	2,688

Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration. The contract asset will decrease as services are provided and billed. For example, when installment sales include promotional discounts (e.g., trade-in device credits) the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

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

The following table presents contract assets and liabilities on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2023	2022
Contract asset	$6,518	$5,512
Current portion in “Prepaid and other current assets”	3,549	2,941
Contract liability	3,994	4,170
Current portion in “Advanced billings and customer deposits”	3,666	3,816

Our contract asset balance in 2023 reflects increased promotional equipment sales in our wireless business.

Our beginning of period contract liabilities recorded as customer contract revenue during 2023 was $3,830.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,613, of which we expect to recognize approximately 82% by the end of 2025, with the balance recognized thereafter.

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

AT&T Inc.
Dollars in millions except per share amounts
In February 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments upon clearing of Phase I spectrum and paid $2,112 upon clearing of Phase II spectrum in 2023. Additionally, we are responsible for approximately $1,100 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which we paid $650 in 2021, $98 in 2022 and $109 in 2023. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

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

Upon close of the transaction in the third quarter of 2021, we received approximately $7,170 in cash from DIRECTV ($7,600, net of $430 cash on hand) and transferred $195 of DIRECTV debt. Approximately $1,800 of the cash received is reported as cash received from financing activities in our consolidated statement of cash flows, as it related to a note payable to DIRECTV, for which payment was tied to our agreement to cover net losses under the remaining term of the NFL SUNDAY TICKET contract up to a cap of $2,100 over the remaining period of the contract (see Note 19). The remainder of the net proceeds is reported as cash from investing activities. This transaction did not result in a material gain or loss.

Dispositions Reflected as Discontinued Operations

WarnerMedia On April 8, 2022, we completed the separation and distribution of our WarnerMedia business, and merger of Spinco, an AT&T subsidiary formed to hold the WarnerMedia business, with a subsidiary of Discovery, Inc., which was renamed Warner Bros. Discovery, Inc (WBD). Each AT&T shareholder was entitled to receive 0.241917 shares of WBD common stock for each share of AT&T common stock held as of the record date, which represented approximately 71% of WBD. In connection with and in accordance with the terms of the Separation and Distribution Agreement (SDA), prior to the distribution and merger, AT&T received approximately $40,400, which includes $38,800 of Spinco cash and $1,600 of debt retained by WarnerMedia. During the second quarter of 2022, $45,041 of retained earnings and $5,632 of additional paid-in capital associated with the transaction were removed from our balance sheet. Additionally, in August 2022, we and WBD finalized the post-closing adjustment, pursuant to Section 1.3 of the SDA, which resulted in a $1,200 payment to WBD in the third quarter of 2022 and was reflected in the balance sheet as an adjustment to additional paid-in capital. (See Note 24)

Xandr On June 6, 2022, we completed the sale of the marketplace component of Xandr to Microsoft Corporation. Xandr was reflected in our historical financial statements as discontinued operations.

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

Otter Media During the third quarter of 2021, we disposed of substantially all of the assets of Otter Media. We received approximately $1,540 in cash. The disposition did not result in a material gain or loss.

AT&T Inc.
Dollars in millions except per share amounts
Playdemic Ltd. On September 20, 2021, we sold WarnerMedia’s mobile games app studio, Playdemic for approximately $1,370 in cash and recognized a pre-tax gain of $706 in “Other income (expense) – net,” on our consolidated statement of income.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Lives (years)	2023	2022
Land	-	$1,377	$1,381
Buildings and improvements	2-44	39,380	38,751
Central office equipment[1]	3-10	100,264	98,468
Cable, wiring and conduit	15-50	90,109	84,447
Other equipment	3-20	85,379	81,761
Software	3-7	17,742	17,640
Under construction	-	5,640	7,182
		339,891	329,630
Accumulated depreciation and amortization		211,402	202,185
Property, plant and equipment – net		$128,489	$127,445
[1] Includes certain network software.
Our depreciation expense was $18,593 in 2023, $17,852 in 2022, and $17,634 in 2021. Depreciation expense included amortization of software totaling $3,023 in 2023, $2,972 in 2022 and $2,909 in 2021.

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

The components of lease expense were as follows:

	2023	2022	2021
Operating lease cost	$5,577	$5,437	$5,363
Finance lease cost:
Amortization of leased assets in property, plant and equipment	$232	$204	$179
Interest on lease obligation	184	159	145
Total finance lease cost	$416	$363	$324

AT&T Inc.
Dollars in millions except per share amounts
The following table provides supplemental cash flows information related to leases:

	2023	2022	2021
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$4,588	$4,679	$4,580

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	2,693	3,751	3,396

The following tables set forth supplemental balance sheet information related to leases at December 31:

	2023	2022
Operating Leases
Operating lease right-of-use assets	$20,905	$21,814

Accounts payable and accrued liabilities	$3,524	$3,547
Operating lease obligation	17,568	18,659
Total operating lease obligation	$21,092	$22,206

Finance Leases
Property, plant and equipment, at cost	$2,828	$2,770
Accumulated depreciation and amortization	(1,399)	(1,224)
Property, plant and equipment – net	$1,429	$1,546

Current portion of long-term debt	$183	$170
Long-term debt	1,655	1,647
Total finance lease obligation	$1,838	$1,817

	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating leases	7.7	8.1
Finance leases	7.2	7.9

Weighted-Average Discount Rate
Operating leases	4.1%	3.7%
Finance leases	8.3%	8.0%

AT&T Inc.
Dollars in millions except per share amounts
The following table provides the expected future minimum maturities of lease obligations:

At December 31, 2023	Operating Leases	Finance Leases
2024	$4,699	$334
2025	4,105	338
2026	3,443	331
2027	2,805	331
2028	2,172	334
Thereafter	8,132	840
Total lease payments	25,356	2,508
Less: imputed interest	(4,264)	(670)
Total	$21,092	$1,838

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment at a reporting unit level, which is deemed to be our principal operating segments or one level below. With our annual impairment testing as of October 1, the calculated fair value of each reporting unit exceeded its book value; however, the Consumer Wireline fair value exceeded its book value by less than 10%, with interest rates negatively impacting fair value, offset by higher long-term cash flow projections driven by our fiber investment.

In 2022, we recorded noncash impairment charges of $13,478 in our Business Wireline reporting unit, $10,508 in our Consumer Wireline reporting unit and $826 in our Mexico reporting unit. The decline in fair values was primarily due to changes in the macroeconomic environment, namely increased weighted-average cost of capital. Also, inflation pressure and lower projected cash flows driven by secular declines, predominantly at Business Wireline, impacted the fair values. A combination of discounted cash flow and market multiple approaches was used to determine the fair values. In the Communications segment, if all other assumptions were to remain unchanged, we expect the impairment charge would have increased by approximately $3,400 if the weighted average cost of capital increased by 25 basis points, or $2,100 if the projected terminal growth rate declined by 25 basis points, or $2,800 if the projected long-term EBITDA margin declined 100 basis points.

Changes to our goodwill in 2023 primarily resulted from goodwill attributed to assets contributed to the formation of strategic joint ventures. Changes to our goodwill in 2022 primarily resulted from the noncash impairments discussed above.

At December 31, 2023, our Communications segment has three reporting units: Mobility, Business Wireline and Consumer Wireline. The reporting unit is deemed to be the operating segment for Latin America.

The following table sets forth the changes in the carrying amounts of goodwill by operating segment:

	2023			2022
	Balance at Jan. 1	Dispositions and other	Balance at Dec. 31	Balance at Jan. 1	Impairments	Dispositions, currency exchange and other	Balance at Dec. 31
Communications
Goodwill	$91,881	$(41)	$91,840	$91,924	$—	$(43)	$91,881
Accumulated Impairments	(23,986)	—	(23,986)	—	(23,986)	—	(23,986)
Net goodwill	67,895	(41)	67,854	91,924	(23,986)	(43)	67,895
Latin America	—	—	—	816	(826)	10	—
Total	$67,895	$(41)	$67,854	$92,740	$(24,812)	$(33)	$67,895

We review amortizing intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group.

AT&T Inc.
Dollars in millions except per share amounts
Indefinite-lived wireless licenses increased in 2023 primarily due to compensable relocation and incentive payments and $695 of capitalized interest (see Notes 6 and 23).

Indefinite-lived wireless licenses increased in 2022 primarily due to auction activity and $1,120 of capitalized interest (see Notes 6 and 23).

Our other intangible assets at December 31 are summarized as follows:

	2023				2022
Other Intangible Assets	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Amortized intangible assets:
Wireless licenses	21.6 years	$3,034	$572	$23	$3,045	$425	$(297)
Customer lists and relationships	14.3 years	379	286	(74)	413	304	(75)
Trademarks, trade names and other	7.8 years	289	261	(5)	330	245	(6)
Total	21.4 years	$3,702	$1,119	$(56)	$3,788	$974	$(378)

Indefinite-lived intangible assets not subject to amortization:

Wireless licenses	$124,734	$121,769
Trade names	5,241	5,241
Total	$129,975	$127,010

Amortized intangible assets are definite-life assets, and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for definite-life intangible assets was $184 for the year ended December 31, 2023, $169 for the year ended December 31, 2022 and $218 for the year ended December 31, 2021. Estimated amortization expense for the next five years is: $171 for 2024, $164 for 2025, $164 for 2026, $164 for 2027 and $163 for 2028.

NOTE 10. EQUITY METHOD INVESTMENTS

Investments in partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

On May 11, 2023, we closed our transaction with BlackRock, through a fund managed by its Diversified Infrastructure business, related to Gigapower, LLC (Gigapower). We deconsolidated Gigapower’s operations and began accounting for it as an equity method investment on May 12, 2023.

On July 31, 2021, we closed our transaction with TPG to form a new company named DIRECTV (see Note 6). The transaction resulted in our deconsolidation of the Video business, with DIRECTV being accounted for under the equity method beginning August 1, 2021.

Our investments in equity affiliates at December 31, 2023, primarily included our interests in DIRECTV, Gigapower and SKY Mexico.

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

AT&T Inc.
Dollars in millions except per share amounts
•Junior preferred units with distribution rights of $4,250 held by AT&T, which were fully distributed as of December 31, 2023.
•Distribution preference associated with Common units of $4,200 held by AT&T, of which $2,975 of distribution rights remain as of December 31, 2023.
•Common units, with 70% held by AT&T and 30% held by TPG.
The initial fair value of the equity considerations on July 31, 2021 was $6,852, which was determined using a discounted cash flow model reflecting distribution rights and preference of the individual instruments. During 2023, 2022 and 2021, we recognized $1,666, $1,808 and $619 of equity in net income of affiliates and received total distributions of $3,715, $4,457 and $1,942, respectively, from DIRECTV. The book value of our investment in DIRECTV was $877 and $2,911 at December 31, 2023 and 2022.
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
Gigapower We hold a 50% interest in this joint venture with BlackRock, which will provide a fiber network to internet service providers and other businesses across the U.S. that serve customers outside of our wireline service area.
SKY Mexico We hold a 41.3% interest in SKY Mexico, which is a leading pay-TV provider in Mexico.
The following table presents summarized financial information for DIRECTV and our other equity method investments, consisting primarily of Gigapower, SKY Mexico and certain sports-related programming investments, at December 31, or for the year then ended:

	2023	2022	2021
Income Statements[1,2]
Operating revenues	$22,938	$25,794	$12,220
Operating income	2,873	3,175	1,179
Net income	2,393	2,581	938

Balance Sheets[2]
Current assets	3,058	4,240
Noncurrent assets	12,203	14,211
Current liabilities	5,148	6,681
Noncurrent liabilities	8,193	7,951
[1]Does not include DIRECTV for periods prior to August 1, 2021.
[2]Does not include Gigapower for periods prior to May 12, 2023.
The following table is a reconciliation of our investments in equity affiliates as presented on our consolidated balance sheets:

	2023	2022
Beginning of year	$3,533	$6,168
Additional investments	135	3
Distributions from DIRECTV in excess of cumulative equity in earnings	(2,049)	(2,649)
Dividends and distributions of cumulative earnings received	(1,668)	(1,815)
Equity in net income of affiliates	1,675	1,791
Impairments	(450)	—
Currency translation adjustments	61	25
Other adjustments	14	10
End of year	$1,251	$3,533

AT&T Inc.
Dollars in millions except per share amounts
NOTE 11. DEBT

Long-term debt of AT&T and its subsidiaries, including interest rates and maturities, is summarized as follows at December 31:

						2023	2022
Notes and debentures
Interest Rates[1]			Maturities
0.00%	–	2.99%	2023	–	2033	$24,560	$24,603
3.00%	–	4.99%	2023	–	2061	87,855	91,201
5.00%	–	6.99%	2023	–	2095	27,286	20,083
7.00%	–	12.00%	2023	–	2097	3,639	4,884
Credit agreement borrowings						—	2,500
Fair value of interest rate swaps recorded in debt						7	13
						143,347	143,284
Unamortized (discount) premium – net						(9,509)	(9,650)
Unamortized issuance costs						(436)	(427)
Total notes and debentures						133,402	133,207
Finance lease obligations						1,838	1,817
Total long-term debt, including current maturities						135,240	135,024
Current maturities of long-term debt						(7,386)	(6,601)
Total long-term debt						$127,854	$128,423
[1]Foreign debt includes the impact from hedges, when applicable.

We had outstanding Euro, British pound sterling, Canadian dollar, Swiss franc, and Australian dollar denominated debt of approximately $35,192 and $35,525 at December 31, 2023 and 2022, respectively.

The weighted-average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of December 31, 2023 and 4.1% as of December 31, 2022.

Debt maturing within one year consisted of the following at December 31:

	2023	2022
Current maturities of long-term debt	$7,386	$6,601
Commercial paper	2,091	866
Total	$9,477	$7,467

The weighted average interest rate on our outstanding short-term borrowings was approximately 6.0% as of December 31, 2023 and 4.8% as of December 31, 2022.

AT&T Inc.
Dollars in millions except per share amounts
Financing Activities
During 2023, we received net proceeds of $10,004 on the issuance of $10,061 in long-term debt and proceeds of $750 on the issuance of credit agreement borrowings in various markets, with an average weighted maturity of approximately 6.3 years and a weighted average interest rate of 5.2%. We repaid $12,458 of long-term debt and credit agreement borrowings with a weighted average interest rate of 5.3%. Our debt activity during 2023 primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2023
Net commercial paper borrowings	$2,341	$1,284	$(112)	$(2,436)	$1,077
Issuance of notes and debentures:
USD notes	$1,747	$2,730	$—	$—	$4,477
EUR notes	1,319	3,537	—	—	4,856
Other	1,050	—	—	371	1,421
Debt issuances	$4,116	$6,267	$—	$371	$10,754

Repayments:
Private financing	$—	$(750)	$—	$—	$(750)
Repayment of other short-term borrowings	$—	$(750)	$—	$—	$(750)

USD notes	$(376)	$(750)	$—	$—	$(1,126)
EUR notes	(1,626)	(473)	(3,503)	—	(5,602)
AUD notes	—	—	(450)	—	(450)
2025 Term Loan	(2,500)	—	—	—	(2,500)
Other	(1,443)	(441)	(327)	(155)	(2,366)
Repayments of long-term debt	$(5,945)	$(1,664)	$(4,280)	$(155)	$(12,044)

As of December 31, 2023 and 2022, we were in compliance with all covenants and conditions of instruments governing our debt. Substantially all of our outstanding long-term debt is unsecured. Maturities of outstanding long-term notes and debentures, as of December 31, 2023, and the corresponding weighted-average interest rate scheduled for repayment are as follows:

	2024	2025	2026	2027	2028	Thereafter
Debt repayments[1,2]	$7,537	$5,399	$10,402	$6,310	$6,905	$109,511
Weighted-average interest rate [2]	3.5%	4.7%	3.5%	3.7%	3.2%	4.3%
[1]Debt repayments represent maturity value. Foreign debt includes the impact from hedges, when applicable.
[2]Includes credit agreement borrowings.

Credit Facilities
General
In November 2022, we entered into and drew on a $2,500 term loan agreement due February 16, 2025 (2025 Term Loan), with Mizuho Bank, Ltd., as agent. On March 30, 2023, the $2,500 Term Loan was paid off and terminated.

In March 2021, we entered into and drew on a $2,000 term loan credit agreement (BAML Bilateral Term Loan) consisting of (i) a $1,000 facility (BAML Tranche A Facility), and (ii) a $1,000 facility (BAML Tranche B Facility), with Bank of America, N.A., as agent. On April 13, 2022, the BAML Bilateral Term Loan was paid off and terminated.

In January 2021, we entered into a $14,700 Term Loan Credit Agreement (2021 Syndicated Term Loan), with Bank of America, N.A., as agent. In March 2021, we borrowed $7,350 under the 2021 Syndicated Term Loan and the remaining $7,350 of lenders’ commitments was terminated. On April 13, 2022, the 2021 Syndicated Term Loan was paid off and terminated.

AT&T Inc.
Dollars in millions except per share amounts
Revolving Credit Agreement
We currently have a $12,000 revolving credit agreement that terminates on November 18, 2028 (Revolving Credit Agreement), for which we extended the termination date, pursuant to the terms of the agreement, by one year in November 2023. No amount was outstanding under the Revolving Credit Agreement as of December 31, 2023.

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1.

The events of default are customary for agreements of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase each agreement’s relevant Applicable Margin by 2.00% per annum.

The obligations of the lenders under the Revolving Credit Agreement to provide advances will terminate on November 18, 2028, unless the commitments are terminated in whole prior to that date. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the Revolving Credit Agreement.

The Revolving Credit Agreement provides that we and lenders representing more than 50% of the facility amount may agree to extend their commitments under the credit agreement for one additional one-year periods beyond the initial termination date. We have the right to terminate, in whole or in part, amounts committed by the lenders under the credit agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated.

Advances under the Revolving Credit Agreement would bear interest, at our option, either:
•at a variable annual rate equal to: (1) the highest of (but not less than zero) (a) the rate of interest announced publicly by Citibank in New York, New York, from time to time, as Citibank’s base rate, (b) 0.5% per annum above the federal funds rate, and (c) the forward-looking term rate based on the secured overnight financing rate (Term SOFR) for a period of one month plus a credit spread adjustment of 0.10% plus 1.00%, plus (2) an applicable margin, as set forth in the credit agreement (the “Applicable Margin for Base Advances”); or
•at a rate equal to: (i) Term SOFR for a period of one, three or six months, as applicable, plus (ii) a credit spread adjustment of 0.10% plus (iii) an applicable margin, as set forth in the Revolving Credit Agreement (the “Applicable Margin for Benchmark Rate Advances”).

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

AT&T Inc.
Dollars in millions except per share amounts
Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$133,402	$128,474	$133,207	$122,524
Commercial paper	2,091	2,091	866	866
Investment securities[2]	2,836	2,836	2,692	2,692
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of December 31, 2023 and December 31, 2022. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,002	$—	$—	$1,002
International equities	215	—	—	215
Fixed income equities	209	—	—	209
Available-for-Sale Debt Securities	—	1,228	—	1,228
Asset Derivatives
Cross-currency swaps	—	424	—	424
Liability Derivatives
Interest rate swaps	—	(2)	—	(2)
Cross-currency swaps	—	(3,601)	—	(3,601)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$995	$—	$—	$995
International equities	198	—	—	198
Fixed income equities	189	—	—	189
Available-for-Sale Debt Securities	—	1,132	—	1,132
Asset Derivatives
Cross-currency swaps	—	28	—	28
Liability Derivatives
Cross-currency swaps	—	(6,010)	—	(6,010)
Foreign exchange contracts	—	(23)	—	(23)

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

AT&T Inc.
Dollars in millions except per share amounts
Investments in debt securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The components comprising total gains and losses in the period on equity securities are as follows:

For the years ended December 31,	2023	2022	2021
Total gains (losses) recognized on equity securities	$257	$(309)	$293
Gains (Losses) recognized on equity securities sold	89	(80)	(5)
Unrealized gains (losses) recognized on equity securities held at end of period	$168	$(229)	$298

At December 31, 2023, available-for-sale debt securities totaling $1,228 have maturities as follows - less than one year: $80; one to three years: $178; three to five years: $156; five or more years: $814.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the years ended December 31, 2023 and 2022, no ineffectiveness was measured on fair value hedges.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At December 31, 2023, we had posted collateral of $670 (a deposit asset) and held collateral of $5 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s, before the final collateral exchange in December, we would have been required to post additional collateral of $53. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $3,113. At December 31, 2022, we had posted collateral of $886 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions at December 31:

	2023	2022
Interest rate swaps	$1,750	$—
Cross-currency swaps	38,006	38,213
Foreign exchange contracts	—	617
Total	$39,756	$38,830

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships
For the years ended December 31,	2023	2022	2021
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(6)	$(3)	$(4)
Gain (loss) on long-term debt	6	3	4
Cross-currency swaps:
Gain (loss) on cross-currency swaps	1,121	2,195	(91)
Gain (loss) on long-term debt	(1,121)	(2,195)	91
Gain (loss) recognized in accumulated OCI	1,126	297	(17)
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	12	(12)	—
Gain (loss) on long-term debt	(12)	12	—
Gain (loss) recognized in accumulated OCI	12	(12)	—

AT&T Inc.
Dollars in millions except per share amounts
In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

Cash Flow Hedging Relationships
For the years ended December 31,	2023	2022	2021
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$12	$(1,119)	$(873)
Foreign exchange contracts:
Gain (loss) recognized in accumulated OCI	—	3	(17)
Other income (expense) – net reclassified from accumulated OCI into income	—	1	1
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(59)	(65)	(92)
Other income (expense) reclassified from accumulated OCI into income	—	(45)	—
Distribution of WarnerMedia	—	(12)	—

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements. The implied fair values of the Business Wireline, Consumer Wireline and Mexico reporting units were estimated using both the discounted cash flow as well as market multiple approaches (see Note 9). The inputs to these models are considered Level 3.

NOTE 13. INCOME TAXES

Significant components of our deferred tax liabilities (assets) are as follows at December 31:

	2023	2022
Depreciation and amortization	$37,931	$36,570
Licenses and nonamortizable intangibles	20,049	19,339
Lease right-of-use assets	5,100	5,322
Lease liabilities	(5,146)	(5,417)
Employee benefits	(2,970)	(2,251)
Deferred fulfillment costs	1,941	1,989
Equity in partnership	2,943	3,284
Net operating loss and other carryforwards	(6,484)	(5,817)
Other – net	563	(248)
Subtotal	53,927	52,771
Deferred tax assets valuation allowance	4,656	4,175
Net deferred tax liabilities	$58,583	$56,946

Noncurrent deferred tax liabilities	$58,666	$57,032
Less: Noncurrent deferred tax assets	(83)	(86)
Net deferred tax liabilities	$58,583	$56,946

At December 31, 2023, we had combined net operating and capital loss carryforwards (tax effected) for federal income tax purposes of $824, state of $774 and foreign of $2,819, expiring through 2043. Additionally, we had federal credit carryforwards of $485 and state credit carryforwards of $1,582, expiring primarily through 2043.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowances at December 31, 2023 and 2022 related primarily to state and foreign net operating losses and state credit carryforwards.

We consider post-1986 unremitted foreign earnings subjected to the one-time transition tax not to be indefinitely reinvested as such earnings can be repatriated without any significant incremental tax costs. We consider other types of unremitted foreign

AT&T Inc.
Dollars in millions except per share amounts
earnings to be indefinitely reinvested. U.S. income and foreign withholding taxes have not been recorded on temporary differences related to investments in certain foreign subsidiaries as such differences are considered indefinitely reinvested. The amount of unrecognized deferred tax liability does not have a material impact on the financial statements.

We recognize the financial statement effects of a tax return position when it is more likely than not, based on the technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, we apply our judgment, taking into account applicable tax laws, our experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in our financial statements is recorded on our consolidated balance sheets as an unrecognized tax benefit (UTB). We update our UTBs at each financial statement date to reflect the impacts of audit settlements and other resolutions of audit issues, the expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities. A reconciliation of the change in our UTB balance from January 1 to December 31 for 2023 and 2022 is as follows:

Federal, State and Foreign Tax	2023	2022
Balance at beginning of year	$9,657	$8,954
Increases for tax positions related to the current year	1,026	1,389
Increases for tax positions related to prior years	448	577
Decreases for tax positions related to prior years	(212)	(1,079)
Lapse of statute of limitations	(16)	(2)
Settlements	1,021	(182)
Balance at end of year	11,924	9,657
Accrued interest and penalties	1,785	1,930
Gross unrecognized income tax benefits	13,709	11,587
Less: Deferred federal and state income tax benefits	(687)	(723)
Less: Tax attributable to timing items included above	(6,438)	(4,640)
Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$6,584	$6,224

Periodically we make deposits to taxing jurisdictions which reduce our UTB balance but are not included in the reconciliation above. The amount of deposits that reduced our UTB balance was $2,361 at December 31, 2023 and $1,767 at December 31, 2022. Current tax assets on our consolidated balance sheet at December 31, 2023 were $2,079.

Accrued interest and penalties included in UTBs were $1,785 as of December 31, 2023 and $1,930 as of December 31, 2022. We record interest and penalties related to federal, state and foreign UTBs in income tax expense. The net interest and penalty expense (benefit) included in income tax expense was $324 for 2023, $(86) for 2022 and $(129) for 2021.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. As a large taxpayer, our income tax returns are regularly audited by the Internal Revenue Service (IRS) and other taxing authorities.

The IRS has completed field examinations of our tax returns through 2015. All audit periods prior to 2006 are closed for federal examination purposes and we have effectively resolved all outstanding audit issues for years through 2010 with the IRS Appeals Division. Those years will be closed as the final paperwork is processed in the coming months.

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

AT&T Inc.
Dollars in millions except per share amounts
The components of income tax (benefit) expense are as follows:

	2023	2022	2021
Federal:
Current	$2,280	$579	$(2,400)
Deferred	2,250	2,206	6,872
	4,530	2,785	4,472
State and local:
Current	423	21	289
Deferred	(832)	912	648
	(409)	933	937
Foreign:
Current	66	106	(66)
Deferred	38	(44)	52
	104	62	(14)
Total	$4,225	$3,780	$5,395

“Income (Loss) from Continuing Operations Before Income Taxes” in the consolidated statements of income included the following components for the years ended December 31:

	2023	2022	2021
U.S. income (loss) before income taxes	$20,506	$(1,480)	$29,678
Foreign income (loss) before income taxes	(658)	(1,614)	(507)
Total	$19,848	$(3,094)	$29,171

A reconciliation of income tax expense (benefit) on continuing operations and the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes is as follows:

	2023	2022	2021
Taxes computed at federal statutory rate	$4,168	$(650)	$6,126
Increases (decreases) in income taxes resulting from:
State and local income taxes – net of federal income tax benefit	345	795	936
CARES Act federal NOL carryback	—	—	(471)
Tax on foreign investments	102	43	47
Noncontrolling interest	(259)	(308)	(291)
Permanent items and R&D credit	(207)	(121)	(153)
Audit resolutions	319	(642)	(220)
Divestitures	(75)	(481)	(558)
Goodwill impairment[1]	9	5,210	16
Other – net	(177)	(66)	(37)
Total	$4,225	$3,780	$5,395
Effective Tax Rate	21.3%	(122.2)%	18.5%
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

On April 26, 2023, AT&T and State Street Global Advisors Trust Company, as independent fiduciary of the AT&T Pension Benefit Plan (Plan), entered into a commitment agreement with subsidiaries of Athene Holding Ltd. (Athene) under which AT&T agreed to purchase nonparticipating single premium group annuity contracts that would transfer to Athene $8,067 of the Plan’s defined benefit pension obligations related to certain retirees, participants and beneficiaries under the Plan.

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

The purchase of the group annuity contracts was funded directly by assets of the Plan via the pension trust underlying the Plan and required no cash or asset contributions by AT&T. We transferred $8,067 of pension benefit obligation and related plan assets upon close of the transaction and recognized a pre-tax pension settlement gain of $363. The funded status of the Plan did not materially change due to this transaction.

This transaction with Athene was considered a settlement for accounting purposes and required us to remeasure our pension plan assets and obligations at quarter-end for the second and third quarters of 2023.

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

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Benefit obligation at beginning of year	$42,828	$57,212	$7,280	$12,552
Service cost - benefits earned during the period	477	617	23	32
Interest cost on projected benefit obligation	1,876	1,747	340	277
Amendments	—	—	(42)	(2,370)
Actuarial (gain) loss	976	(10,894)	278	(1,919)
Benefits paid, including settlements	(4,863)	(5,854)	(1,186)	(1,292)
Group annuity contract transfer	(8,067)	—	—	—
Benefit obligation at end of year	$33,227	$42,828	$6,693	$7,280

The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$40,874	$54,401	$2,160	$3,198
Actual return on plan assets	1,791	(7,673)	227	(370)
Benefits paid, including settlements [1]	(4,863)	(5,854)	(624)	(788)
Contributions	—	—	—	120
Group annuity contract transfer	(7,704)	—	—	—
Fair value of plan assets at end of year	30,098	40,874	1,763	2,160
Unfunded status at end of year [2]	$(3,129)	$(1,954)	$(4,930)	$(5,120)
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

Amounts recognized on our consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Current portion of employee benefit obligation [1]	$—	$—	$(521)	$(1,058)
Employee benefit obligation [2]	(3,129)	(1,954)	(4,409)	(4,062)
Net amount recognized	$(3,129)	$(1,954)	$(4,930)	$(5,120)
[1]Included in “Accounts payable and accrued liabilities.”
[2]Included in “Postemployment benefit obligation,” combined with international pension obligations and other postemployment obligations of $152 and $1,044 at December 31, 2023, and $161 and $1,083 at December 31, 2022, respectively.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our pension plans was $32,481 at December 31, 2023, and $42,137 at December 31, 2022.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Periodic Benefit Costs
The service cost component of net periodic pension cost (credit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.” Our combined net pension and postretirement cost (credit) recognized in our consolidated statements of income was $(1,017), $(4,789) and $(7,652) for the years ended December 31, 2023, 2022 and 2021.

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the components of net periodic benefit cost (credit):

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Service cost – benefits earned during the period	$477	$617	$957	$23	$32	$45
Interest cost on projected benefit obligation	1,876	1,747	1,276	340	277	210
Expected return on assets	(2,533)	(3,107)	(3,513)	(130)	(112)	(151)
Amortization of prior service credit	(133)	(133)	(144)	(2,472)	(2,558)	(2,537)
Net periodic benefit cost (credit) before remeasurement	(313)	(876)	(1,424)	(2,239)	(2,361)	(2,433)
Actuarial (gain) loss	1,717	(115)	(3,461)	181	(1,437)	(334)
Settlement (gain) loss	(363)	—	—	—	—	—
Net pension and postretirement cost (credit)	$1,041	$(991)	$(4,885)	$(2,058)	$(3,798)	$(2,767)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
The following table presents the after-tax changes in benefit obligations recognized in OCI and the after-tax prior service credits that were amortized from OCI into net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Balance at beginning of year	$316	$416	$525	$6,354	$6,496	$8,408
Prior service (cost) credit	—	—	—	32	1,786	—
Amortization of prior service credit	(100)	(100)	(109)	(1,863)	(1,928)	(1,912)
Total recognized in other comprehensive (income) loss	(100)	(100)	(109)	(1,831)	(142)	(1,912)
Balance at end of year	$216	$316	$416	$4,523	$6,354	$6,496

AT&T Inc.
Dollars in millions except per share amounts
Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost, we used the following significant weighted-average assumptions:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average discount rate for determining benefit obligation at December 31	5.00%	5.20%	3.00%	5.00%	5.20%	2.80%
Discount rate in effect for determining service cost[1]	5.40%	4.40%	3.30%	5.20%	4.00%	2.90%
Discount rate in effect for determining interest cost[1]	5.30%	3.90%	2.30%	5.10%	3.20%	1.60%
Weighted-average interest credit rate for cash balance pension programs[2]	4.20%	4.10%	3.20%	—%	—%	—%
Long-term rate of return on plan assets	7.50%	6.75%	6.75%	6.50%	4.50%	4.50%
Composite rate of compensation increase for determining benefit obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Composite rate of compensation increase for determining net cost (credit)	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
[1]Weighted-average discount rates shown for years with interim remeasurements: 2023, 2022 and 2021 for pension benefits and 2022 for postretirement benefits.
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

Discount Rate Our assumed weighted-average discount rates for both pension and postretirement benefits of 5.00%, at December 31, 2023, reflect the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2023, when compared to the year ended December 31, 2022, we decreased our pension discount rate by 0.20%, resulting in an increase in our pension plan benefit obligation of $916 and decreased our postretirement discount rate by 0.20%, resulting in an increase in our postretirement benefit obligation of $110. For the year ended December 31, 2022, we increased our pension discount rate by 2.20%, resulting in a decrease in our pension plan benefit obligation of $11,738 and increased our postretirement discount rate by 2.40%, resulting in a decrease in our postretirement benefit obligation of $2,102.

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

AT&T Inc.
Dollars in millions except per share amounts
Expected Long-Term Rate of Return In 2024, our expected long-term rate of return is 7.75% on pension plan assets and 4.00% on postretirement plan assets, an increase of 0.25% for pension plan assets and a decrease of 2.50% for postretirement plan assets. This update to our asset return assumptions was due to economic forecasts and changes in the asset mix. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, management considers capital markets’ future expectations, the asset mix of the plans’ investment and average historical asset return. Actual long-term returns can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2024 combined pension and postretirement cost to increase $150. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Composite Rate of Compensation Increase Our expected composite rate of compensation increase cost of 3.00% in 2023 and 2022 reflects the long-term average rate of salary increases.

Healthcare Cost Trend Our healthcare cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Based on our assessment of expectations of healthcare industry inflation, our 2024 assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants will remain at an annual and ultimate trend rate of 4.50%. For 2023, our assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants increased from an annual and ultimate trend rate of 4.25% to an annual and ultimate trend rate of 4.50%. This change in assumption increased our obligation by $19.

Plan Assets
Plan assets consist primarily of private and public equity, government and corporate bonds, and real assets (real estate and natural resources). The asset allocations of the pension plans are maintained to meet ERISA requirements. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. We do not have significant ERISA required contributions to our pension plans for 2024.

We maintain VEBA trusts to partially fund postretirement benefits; however, there are no ERISA or regulatory requirements that these postretirement benefit plans be funded annually. We made discretionary contributions of $120 in December 2022 to our postretirement plan.

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

The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories at December 31 are as follows:

	Pension Assets					Postretirement (VEBA) Assets
	Target			2023	2022	Target			2023	2022
Equity securities:
Domestic	2%	-	22%	10%	7%	11%	-	21%	16%	21%
International	—%	-	19%	7	4	6%	-	16%	11	21
Fixed income securities	34%	-	54%	47	45	3%	-	13%	8	47
Real assets	9%	-	29%	16	16	—%	-	6%	1	1
Private equity	6%	-	26%	20	14	—%	-	6%	1	1
Preferred interests	—%	-	—%	—	13	—%	-	—%	—	—
Other	—%	-	5%	—	1	59%	-	69%	63	9
Total				100%	100%				100%	100%

AT&T Inc.
Dollars in millions except per share amounts

Prior to April 2023, the pension trust held preferred equity interests in AT&T Mobility II LLC (Mobility II), the primary holding company for our wireless business. The preferred equity interests were valued at $5,427 as of December 31, 2022. All outstanding Mobility preferred interests were repurchased in April 2023. (See Note 16)

At December 31, 2023, AT&T securities represented less than 1% of assets held by our pension trust. The VEBA trusts do not hold AT&T securities.

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

Prior to redemption, the preferred interests in Mobility II were valued by an independent fiduciary using an income approach.

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

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2023:

Pension Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$102	$—	$—	$102
Interest bearing cash	5	—	—	5
Foreign currency contracts	—	5	—	5
Equity securities:
Domestic equities	2,146	—	2	2,148
International equities	1,085	—	—	1,085
Fixed income securities:
Corporate bonds and other investments	—	7,584	1	7,585
Government and municipal bonds	1	4,856	—	4,857
Mortgage-backed securities	—	329	—	329
Real estate and real assets	—	—	2,954	2,954
Securities lending collateral	719	985	—	1,704
Receivable for variation margin	2	—	—	2
Assets at fair value	4,060	13,759	2,957	20,776
Investments sold short and other liabilities at fair value	(147)	(1)	—	(148)
Total plan net assets at fair value	$3,913	$13,758	$2,957	$20,628
Assets held at net asset value practical expedient
Private equity funds				5,889
Real estate funds				1,877
Commingled funds				3,863
Total assets held at net asset value practical expedient				11,629
Other assets (liabilities) [1]				(2,159)
Total Plan Net Assets				$30,098
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$1,109	$3	$—	$1,112
Equity securities:
Domestic equities	1	—	—	1
International equities	—	—	1	1
Total plan net assets at fair value	$1,110	$3	$1	$1,114
Assets held at net asset value practical expedient
Private equity funds				8
Real estate funds				11
Commingled funds				624
Total assets held at net asset value practical expedient				643
Other assets (liabilities)[1]				6
Total Plan Net Assets				$1,763
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2022:

Pension Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$158	$—	$—	$158
Interest bearing cash	5	—	—	5
Foreign currency contracts	—	4	—	4
Equity securities:
Domestic equities	2,312	—	2	2,314
International equities	1,251	—	—	1,251
Preferred interests	—	—	5,427	5,427
Fixed income securities:
Corporate bonds and other investments	—	9,366	1	9,367
Government and municipal bonds	—	5,450	—	5,450
Mortgage-backed securities	—	220	—	220
Real estate and real assets	—	—	4,343	4,343
Securities lending collateral	1,137	1,407	—	2,544
Receivable for variation margin	5	—	—	5
Assets at fair value	4,868	16,447	9,773	31,088
Investments sold short and other liabilities at fair value	(261)	(5)	—	(266)
Total plan net assets at fair value	$4,607	$16,442	$9,773	$30,822
Assets held at net asset value practical expedient
Private equity funds				5,866
Real estate funds				1,907
Commingled funds				5,045
Total assets held at net asset value practical expedient				12,818
Other assets (liabilities) [1]				(2,766)
Total Plan Net Assets				$40,874
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$191	$4	$—	$195
Equity securities:
Domestic equities	258	—	—	258
International equities	233	—	1	234
Securities lending collateral	—	12	—	12
Assets at fair value	682	16	1	699
Securities lending payable and other liabilities	—	(12)	—	(12)
Total plan net assets at fair value	$682	$4	$1	$687
Assets held at net asset value practical expedient
Commingled funds				13
Private equity funds				13
Real estate funds				1,445
Total assets held at net asset value practical expedient				1,471
Other assets (liabilities) [1]				2
Total Plan Net Assets				$2,160
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
For the years ended December 31, 2023 and 2022, our postretirement assets did not include significant investments in Level 3 assets, nor were there significant changes in fair value of those assets during the period. The tables below set forth a summary of changes in the fair value of the Level 3 pension assets:

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2022	$5,429	$1	$4,343	$9,773
Realized gains (losses)	(639)	—	569	(70)
Unrealized gains (losses)	643	—	(1,270)	(627)
Purchases	—	—	128	128
Sales	(5,431)	—	(816)	(6,247)
Balance as of December 31, 2023	$2	$1	$2,954	$2,957

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2021	$5,569	$2	$3,318	$8,889
Realized gains (losses)	1	—	22	23
Unrealized gains (losses)	(139)	—	802	663
Transfers in	1	1	20	22
Transfers out	—	(2)	(29)	(31)
Purchases	—	—	716	716
Sales	(3)	—	(506)	(509)
Balance as of December 31, 2022	$5,429	$1	$4,343	$9,773

Estimated Future Benefit Payments
Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2023. Because benefit payments will depend on future employment and compensation levels; average years employed; average life spans; and payment elections, among other factors, changes in any of these assumptions could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

	Pension Benefits	Postretirement Benefits
2024	$3,185	$788
2025	2,907	664
2026	2,841	622
2027	2,826	588
2028	2,803	564
Years 2029 - 2033	13,340	2,252

Supplemental Retirement Plans
We also provide certain senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. While these plans are unfunded, we have assets in a designated non-bankruptcy remote trust that are independently managed and used to provide for certain of these benefits. These plans include supplemental pension benefits as well as compensation-deferral plans, some of which include a corresponding match by us based on a percentage of the compensation deferral. For our supplemental retirement plans, the projected benefit obligation was $1,437 and the net supplemental retirement pension cost was $87 at and for the year ended December 31, 2023. The projected benefit obligation was $1,544 and the net supplemental retirement pension credit was $234 at and for the year ended December 31, 2022.

We use the same significant assumptions for the composite rate of compensation increase in determining our projected benefit obligation and the net pension and postemployment benefit cost. Our discount rates of 4.90% at December 31, 2023 and 5.10% at December 31, 2022 were calculated using the same methodologies used in calculating the discount rates for our qualified pension and postretirement benefit plans.

Deferred compensation expense was $101 in 2023, $94 in 2022 and $171 in 2021.

AT&T Inc.
Dollars in millions except per share amounts

Contributory Savings Plans
We maintain contributory savings plans that cover substantially all employees. Under the savings plans, we match in cash or company stock a stated percentage of eligible employee contributions, subject to a specified ceiling. There are no debt-financed shares held by the Employee Stock Ownership Plans, allocated or unallocated.

Our match of employee contributions to the savings plans is fulfilled with purchases of our stock on the open market or company cash. Benefit cost, which is based on the cost of shares or units allocated to participating employees’ accounts or the cash contributed to participant accounts, was $570, $611 and $614 for the years ended December 31, 2023, 2022 and 2021.

NOTE 15. SHARE-BASED PAYMENTS

Under our various plans, senior and other management employees and nonemployee directors have received nonvested stock and stock units. The shares will vest over a period of one to four years in accordance with the terms of those plans.

We grant performance stock units, which are nonvested stock units, based upon our stock price at the date of grant and award them in the form of AT&T common stock and cash at the end of a three-year period, subject to the achievement of certain performance goals. We treat the cash settled portion of these awards as a liability. Effective with the 2021 plan year, for the majority of employees, performance shares were replaced with restricted stock units that do not have any performance conditions. These new restricted stock units vest ratably over a three-year period. We grant forfeitable restricted stock and stock units, which are valued at the market price of our common stock at the date of grant and predominantly vest over a three- to five-year period. We also grant other nonvested stock units and award them in cash at the end of a three-year period, subject to the achievement of certain market-based conditions. As of December 31, 2023, we were authorized to issue up to approximately 123 million shares of common stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

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

Our consolidated statements of income include the compensation cost recognized for those plans as operating expenses, as well as the associated tax benefits, which are reflected in the table below:

	2023	2022	2021
Performance stock units	$79	$168	$248
Restricted stock and stock units	400	350	199
Other nonvested stock units	—	—	—
Stock options	—	—	—
Total	$479	$518	$447
Income tax benefit	$118	$127	$110

AT&T Inc.
Dollars in millions except per share amounts
A summary of the status of our nonvested stock units as of December 31, 2023, and changes during the year then ended is presented as follows (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at January 1, 2023	36	$22.07
Granted	22	19.24
Vested	(27)	22.05
Forfeited	(3)	20.05
Nonvested at December 31, 2023	28	$20.05

As of December 31, 2023, there was $445 of total unrecognized compensation cost related to nonvested share-based payment arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.76 years. The total fair value of shares vested during the year was $592 for 2023, compared to $783 for 2022 and $608 for 2021.

It is our intent to satisfy share option exercises using our treasury stock. Cash received from stock option exercises was $1 for 2023, $2 for 2022 and $11 for 2021.

NOTE 16. STOCKHOLDERS’ AND MEZZANINE EQUITY

Authorized Shares We have authorized 14 billion common shares of AT&T stock and 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at December 31, 2023 and December 31, 2022, with a $25,000 per share liquidation preference and a dividend rate of 5.000%.
•Series B: 20 thousand shares outstanding at December 31, 2023 and December 31, 2022, with a €100,000 per share liquidation preference, and an initial rate of 2.875%, subject to reset after May 1, 2025.
•Series C: 70 thousand shares outstanding at December 31, 2023 and December 31, 2022, with a $25,000 per share liquidation preference, and a dividend rate of 4.75%.

So long as the quarterly preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price on or after five years from the issuance date, or upon certain other contingent events.

Stock Repurchase Program From time to time, we repurchase shares of common stock for distribution through our employee benefit plans or in connection with certain acquisitions. In March 2014, our Board of Directors approved an authorization program to repurchase 300 million shares of common stock, of which approximately 144 million remain outstanding at December 31, 2023.

To implement these authorizations, we used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. During 2023, there were no shares repurchased and during 2022, we repurchased approximately 34 million shares totaling $662 under the March 2014 authorization.

Dividend Declarations In December 2023 and December 2022, AT&T declared a quarterly preferred dividend of $36. In December 2023 and December 2022, AT&T declared a quarterly common dividend of $0.2775 per share of common stock.

Preferred Interests Issued by Subsidiaries We have issued cumulative perpetual preferred membership interests in certain subsidiaries. The preferred interests are entitled to cash distributions, subject to declaration.

Mobility II Preferred Interests
In 2018, we issued 320 million Series A Cumulative Perpetual Preferred Membership Interests in Mobility II (Mobility preferred interests), which paid cash distributions of 7% per annum, subject to declaration. So long as the distributions were declared and paid, the terms of the Mobility preferred interests did not impose any limitations on cash movements between

AT&T Inc.
Dollars in millions except per share amounts
affiliates, or our ability to declare a dividend on or repurchase AT&T shares. All outstanding Mobility preferred interests were repurchased as of April 2023, leaving no amounts outstanding at December 31, 2023.

Prior to repurchase, a holder of the Mobility preferred interests could put the interests to Mobility II, or Mobility II could have redeemed the interests upon a change in control of Mobility II or on or after September 9, 2022, with either option only allowed to be exercised during certain periods.

The price at which a put option or a redemption option could be exercised was the greater of (1) the market value of the interests as of the last date of the quarter preceding the date of the exercise of a put or redemption option and (2) the sum of (a) twenty-five dollars plus (b) any accrued and unpaid distributions. The redemption price was to be paid with cash, AT&T common stock, or a combination of cash and AT&T common stock, at Mobility II’s sole election. In no event was Mobility II required to deliver more than 250 million shares of AT&T common stock to settle put and redemption options.

On October 24, 2022, approximately 105 million Mobility preferred interests were put to AT&T by a third-party investor, for which we paid approximately $2,600 cash to redeem. On December 27, 2022, the AT&T pension trust provided written notice of its right to require us to purchase the remaining 213 million, or approximately $5,340, of Mobility preferred interests outstanding. The terms of the instruments limited the amount we were required to redeem in any 12-month period to approximately 107 million shares, or $2,670. With the certainty of redemption, the Mobility preferred interests were reclassified from equity to a liability at fair value, with approximately $2,670 recorded in current liabilities as “Accounts payable and accrued liabilities,” representing the amount required to be redeemed within one year, and $2,670 recorded in “Other noncurrent liabilities.” The liabilities associated with the Mobility preferred interests were considered Level 3 under the Fair Value Measurement and Disclosure framework (see Notes 12 and 14). The difference between the carrying value of the Mobility preferred interest, which represented fair value at contribution, and the fair value of the instrument upon settlement and/or balance sheet reclassification was recorded as an adjustment to additional paid-in capital. As of December 31, 2022, we had approximately 213 million Mobility preferred interests outstanding, which had a redemption value of approximately $5,340 and paid cash distributions of $373 per annum, subject to declaration. In April 2023, we accepted the December 2022 put option notice from the AT&T pension trust and repurchased the remaining 213 million Mobility preferred interest for a purchase price, including accrued and unpaid distributions, of $5,414.

Tower Holdings Preferred Interests
In 2019, we issued $6,000 nonconvertible cumulative preferred interests in a wireless subsidiary (Tower Holdings) that holds interests in various tower assets and have the right to receive approximately $6,000 if the purchase options from the tower companies are exercised.

The membership interests in Tower Holdings consist of (1) common interests, which are held by a consolidated subsidiary of AT&T, and (2) two series of preferred interests (collectively the “Tower preferred interests”). The September series (Tower Class A-1) of the preferred interests totals $1,500 and pays an initial preferred distribution of 5.0%, and the December series (Tower Class A-2) totals $4,500 and pays an initial preferred distribution of 4.75%. Distributions are paid quarterly, subject to declaration, and reset every five years. Any failure to declare or pay distributions on the Tower preferred interests would not impose any limitation on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Tower preferred interests at the issue price beginning five years from the issuance date or upon the receipt of proceeds from the sale of the underlying assets. The Tower preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

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

Telco LLC Preferred Interests
In September 2020, we issued $2,000 nonconvertible cumulative preferred interests (Telco Class A-1) out of a newly created limited liability company (Telco LLC) that was formed to hold telecommunication-related assets. In April 2023, we expanded our September 2020 transaction and issued an additional $5,250 of nonconvertible cumulative preferred interests (Telco Class A-2 and A-3). As of December 31, 2023, cumulative preferred interests in our Telco LLC totaled $7,250 (collectively the “Telco preferred interests”).

Members’ equity in Telco LLC consist of (1) member’s interests, which are held by a consolidated subsidiary of AT&T, (2) Telco Class A-1 preferred interests, which pay an initial preferred distribution of 4.25% annually, subject to declaration, and subject to reset every seven years, and (3) Telco Class A-2 and A-3 preferred interest which pay an initial preferred distribution

AT&T Inc.
Dollars in millions except per share amounts
of 6.85% annually, subject to declaration, and subject to reset on November 1, 2027 and every seven years thereafter. Failure to pay distributions on the Telco preferred interests would not limit cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Telco preferred interests at the issue price beginning seven years from the issuance date. The Telco preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

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

Mobility II Redeemable Noncontrolling Interests
In June 2023, we issued two million  Series B Cumulative Perpetual Preferred Membership Interests in Mobility II LLC (Mobility noncontrolling interests), which pay cash distributions of 6.8% per annum, subject to declaration. So long as the distributions are declared and paid, the terms of the Mobility noncontrolling interests will not impose any limitations on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares.

The Mobility noncontrolling interests are required to be initially recorded at fair value less issuance costs and will accrete to redemption value of $2,000 through “Net Income Attributable to Noncontrolling Interest.” The Mobility noncontrolling interests are considered Level 3 under the Fair Value Measurement and Disclosures framework (see Note 12) and included in “Redeemable Noncontrolling Interest” on the consolidated balance sheets.

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

NOTE 17. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs consists of receivables arising from equipment installment plans, which are sold for cash and beneficial interests, such as deferred purchase price, when applicable. Under the terms of our agreement for this program, we continue to service the transferred receivables on behalf of the financial institutions.

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables for the years ended December 31:

	2023	2022	2021
Net cash received from equipment installment receivables[1]	$648	$1,875	$1,000
Net cash received (paid) from other programs[2]	824	620	(295)
Total net cash impact to cash flows from operating activities	$1,472	$2,495	$705
[1]Cash from initial sales of $10,980, $11,129 and $9,740 for the years ended December 31, 2023, 2022 and 2021, respectively.
[2]Certain transferred receivables are guaranteed by a subsidiary that holds additional receivables in the amount of $924 at December 31, 2023, which are pledged as collateral and represent our maximum exposure to loss.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. In the event cash is received on the beneficial interests, those receipts are classified as cash flows from investing activities, when applicable.

AT&T Inc.
Dollars in millions except per share amounts
The following table sets forth a summary of the equipment installment receivables and accounts being serviced at December 31:

	2023	2022
Gross receivables:	$3,714	$4,165
Balance sheet classification
Accounts receivable
Notes receivable	1,695	1,789
Trade receivables	548	522
Other Assets
Noncurrent notes and trade receivables	1,471	1,854

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$12,027	$11,030
Cash proceeds received, net of remittances[1]	9,361	8,519
[1]Represents amounts to which financial institutions remain entitled, excluding the beneficial interests.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.

We maintain a program under which we transfer a portion of these receivables through our bankruptcy-remote subsidiary in exchange for cash and beneficial interests. In the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the financial institutions equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation for this estimated amount at the time the receivables are transferred.

The following table sets forth a summary of equipment installment receivables sold under this program:

	2023	2022	2021
Gross receivables sold[1]	$11,104	$11,510	$10,793
Net receivables sold[2]	10,603	11,061	10,502
Cash proceeds received	10,980	11,129	9,740
Beneficial interests recorded	—	245	1,080
Guarantee obligation recorded	932	703	434
[1]Receivables net of promotion credits.
[2]Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

Beneficial interests and guarantee obligation are initially recorded at estimated fair value and subsequently adjusted for changes in present value of expected cash flows. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties and contemplates changes in value after the launch of a device model. The fair value measurements used for the beneficial interests and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 12).

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	2023	2022	2021
Fair value of repurchased receivables	$2,997	$3,314	$1,424
Carrying value of beneficial interests	3,013	3,335	1,334
Gain (loss) on repurchases[1]	$(16)	$(21)	$90
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At December 31, 2023 and December 31, 2022, our beneficial interests were $2,270 and $2,318, respectively, of which $1,296 and $1,278 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at December 31, 2023 and December 31, 2022 was $385 and $419, respectively, of which $111 and $73 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder

AT&T Inc.
Dollars in millions except per share amounts
in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

NOTE 18. TOWER TRANSACTION

In December 2013, we closed our transaction with Crown Castle International Corp. (Crown Castle) in which Crown Castle gained the exclusive rights to lease and operate 9,048 wireless towers and purchased 627 of our wireless towers for $4,827 in cash. The leases have various terms with an average length of approximately 28 years. As the leases expire, Crown Castle will have fixed price purchase options for these towers totaling approximately $4,200, based on their estimated fair market values at the end of the lease terms. We sublease space on the towers from Crown Castle for an initial term of ten years, as renewed, at current market rates, subject to further optional renewals in the future.

We determined that we did not transfer control of the tower assets, which prevented us from achieving sale-leaseback accounting for the transaction, and we accounted for the cash proceeds from Crown Castle as a financing obligation on our consolidated balance sheets. We record interest on the financing obligation using the effective interest method at a rate of approximately 3.9%. The financing obligation is increased by interest expense and estimated future net cash flows generated and retained by Crown Castle from operation of the tower sites, and reduced by our contractual payments. We continue to include the tower assets in “Property, Plant and Equipment – Net” on our consolidated balance sheets and depreciate them accordingly. At December 31, 2023 and 2022, the tower assets had a balance of $647 and $686, respectively. Our depreciation expense for these assets was $39 for each of 2023, 2022 and 2021.

Payments made to Crown Castle under this arrangement were $264 for 2023. At December 31, 2023, the future minimum payments under the sublease arrangement are $269 for 2024, $274 for 2025, $280 for 2026, $285 for 2027, $291 for 2028 and $1,686 thereafter.

NOTE 19. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. (See Note 10)

At December 31, 2023, our investment in DIRECTV was $877. The following table sets forth our share of DIRECTV’s earnings included in equity in net income of affiliates and cash distributions received from DIRECTV as of December 31:

	2023	2022	2021
DIRECTV’s earnings included in equity in net income of affiliates	$1,666	$1,808	$619

Distributions classified as operating activities	$1,666	$1,808	$619
Distributions classified as investing activities	2,049	2,649	1,323
Cash distributions received from DIRECTV	$3,715	$4,457	$1,942

In 2021, in addition to the assets and liabilities contributed to DIRECTV, we recorded total obligations of $2,100 to cover certain net losses under the NFL SUNDAY TICKET contract, of which $1,800 was in the form of a note payable to DIRECTV. For the years ended December 31, 2023 and 2022, cash payments to DIRECTV on the note totaled $130 and $1,211, respectively and were classified as financing activities in our consolidated statement of cash flows. As of December 31, 2023 the notes to DIRECTV have been repaid.

We provide DIRECTV with network transport for U-verse products and sales services under commercial arrangements for up to five years. Under separate transition services agreements, we provide DIRECTV certain operational support, including servicing of certain customer receivables. For the years ended December 31, 2023, 2022 and 2021, we billed DIRECTV approximately $730, $1,260 and $550 for these costs, which were recorded as a reduction to the operations and support expenses incurred.

At December 31, 2023, we had accounts receivable from DIRECTV of $280 and accounts payable to DIRECTV of $30.

We are not committed, implicitly or explicitly, to provide financial or other support, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 20. FIRSTNET

In 2017, the First Responder Network Authority (FirstNet) selected AT&T to build and manage the first nationwide broadband network dedicated to America’s first responders. Under the 25-year agreement, FirstNet provides 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 to support network buildout, which has been substantially completed. We are required to construct a network that achieves coverage and nationwide interoperability requirements and have a contractual commitment to make sustainability payments of $18,000 over the 25-year contract. These sustainability payments represent our commitment to fund FirstNet’s operating expenses and future reinvestments in the network which we own and operate, which we estimate in the $3,000 or less range over the life of the 25-year contract. After FirstNet’s operating expenses are paid, we anticipate the remaining amount, expected to be in the $15,000 range, will be reinvested into the network. On January 30, 2024, FirstNet agreed to reinvest up to $6,300 in the network over the next 10 years, subject to authorization.

During 2023, we submitted $195 in sustainability payments, with future payments under the agreement of $561 for 2024, $420 for 2025; $896 for 2026, $1,566 for 2027, $1,658 for 2028; and $11,909 thereafter. Amounts paid to FirstNet, which are not expected to be returned to AT&T to be reinvested into our network, will be expensed in the period paid. In the event FirstNet does not reinvest any funds to construct, operate, improve and maintain this network, our maximum exposure to loss is the total amount of the sustainability payments, which would be reflected in higher expense.

The $6,500 of initial funding from FirstNet is contingent on the achievement of six operating capability milestones and certain first responder subscriber adoption targets. These milestones are based on coverage objectives of the first responder network during the construction period, which is expected to be over five years, and subscriber adoption targets. Funding payments received from FirstNet are reflected as a reduction from the costs capitalized in the construction of the network and, as appropriate, a reduction of associated operating expenses. As of December 31, 2023, we have collected $6,404 of the $6,500 for the completion of certain tasks.

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

We have contractual obligations to purchase certain goods or services from various other parties. Our purchase obligations are expected to be approximately $7,555 in 2024, $12,856 in total for 2025 and 2026, $8,187 in total for 2027 and 2028 and $909 in total for years thereafter.

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

Our outstanding payment obligations are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets and are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the supplier financing obligation for the year ended December 31:

2023
Confirmed obligations outstanding at the beginning of year	$2,869
Invoices received	12,496
Invoices paid	(12,521)
Confirmed obligations outstanding at the end of year	$2,844

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). Direct supplier financing outstanding is included in “Accounts payable and accrued liabilities” on our consolidated balance sheets and is reported as operating activities in our statements of cash flows when paid.

The following table presents the change in the direct supplier financing obligation for the years ended December 31:

	2023	2022
Obligations outstanding at the beginning of year	$5,486	$4,551
Invoices extended	17,376	16,570
Invoices paid	(17,420)	(15,635)
Obligations outstanding at the end of year	$5,442	$5,486

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid.

The following table presents the change in the vendor financing obligation for the years ended December 31:

	2023	2022
Obligations outstanding at the beginning of year	$5,607	$4,487
Commitments	2,651	5,817
Payments	(5,742)	(4,697)
Obligations outstanding at the end of year[1]	$2,516	$5,607
[1]Total vendor financing payables at December 31, 2023 at December 31, 2022 were approximately $2,833 and $6,147, respectively, of which $1,975 and $4,592 are included in “Accounts payable and accrued liabilities.”

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

	December 31,
Consolidated Balance Sheets	2023	2022
Accounts payable and accrued liabilities:
Accounts payable	$27,309	$31,101
Accrued payroll and commissions	1,698	1,605
Current portion of employee benefit obligation	631	1,173
Current portion of Mobility preferred interests	—	2,670
Accrued interest	2,187	2,160
Accrued taxes	1,022	798
Other	3,005	3,137
Total accounts payable and accrued liabilities	$35,852	$42,644

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Income	2023	2022	2021
Advertising expense	$2,576	$2,462	$2,732
Interest income	$303	$143	$119
Interest expense incurred	$7,578	$7,402	$7,670
Capitalized interest – capital expenditures	(179)	(174)	(173)
Capitalized interest – spectrum[1]	(695)	(1,120)	(781)
Total interest expense	$6,704	$6,108	$6,716
[1]Included in “Acquisitions, net of cash acquired” on our consolidated statements of cash flows.

Cash and Cash Flows We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	December 31,
Cash and Cash Equivalents and Restricted Cash	2023	2022	2021	2020
Cash and cash equivalents from continuing operations	$6,722	$3,701	$19,223	$7,924
Cash and cash equivalents from discontinued operations	—	—	1,946	1,816
Restricted cash in Prepaid and other current assets	2	1	3	9
Restricted cash in Other Assets	109	91	144	121
Cash and cash equivalents and restricted cash	$6,833	$3,793	$21,316	$9,870

The following tables summarize certain cash flow activities from continuing operations:

Consolidated Statements of Cash Flows	2023	2022	2021
Cash paid (received) during the year for:
Interest	$7,370	$7,772	$7,485
Income taxes, net of refunds[1]	1,599	592	252
[1]Total cash income taxes paid, net of refunds, by AT&T was $1,599, $696 and $700 for 2023, 2022 and 2021, respectively.

Purchase of property and equipment	$17,674	$19,452	$15,372
Interest during construction - capital expenditures[1]	179	174	173
Total Capital expenditures	$17,853	$19,626	$15,545

Business acquisitions	$—	$—	$—
Spectrum acquisitions	2,247	9,080	24,672
Interest during construction - spectrum[1]	695	1,120	781
Total Acquisitions, net of cash acquired	$2,942	$10,200	$25,453
[1]Total capitalized interest was $874, $1,294 and $954 for 2023, 2022 and 2021, respectively.

Labor Contracts As of January 31, 2024, we employed approximately 149,900 persons. Approximately 42% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts set to expire in 2024 include the following:
•A contract covering approximately 5,000 Mobility employees in Arkansas, Kansas, Missouri, Oklahoma and Texas is set to expire in February.
•A wireline contract covering approximately 8,500 employees in California and Nevada is set to expire in April.
•Three wireline contracts covering approximately 15,000 employees in the southeastern United States are set to expire in August.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 24. DISCONTINUED OPERATIONS

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

The following is a summary of operating results included in income (loss) from discontinued operations for the years ended:

	2023	2022	2021
Revenues	$—	$9,454	$34,826
Operating Expenses
Cost of revenues	—	5,481	19,400
Selling, general and administrative	—	2,791	8,275
Asset abandonments and impairments[1]	—	—	4,691
Depreciation and amortization	—	1,172	5,010
Total operating expenses	—	9,444	37,376
Interest expense	—	131	168
Equity in net income (loss) of affiliates	—	(27)	28
Other income (expense) — net[2]	—	(87)	466
Total other income (expense)	—	(245)	326
Net loss before income taxes	—	(235)	(2,224)
Income tax expense (benefit)	—	(54)	73
Net loss from discontinued operations	$—	$(181)	$(2,297)
[1]2021 includes $4,555 impairment resulting from our assessment of the recoverability of Vrio’s net assets. The implied fair value of the Vrio business was estimated using both the discounted cash flow as well as market multiple approaches, which are considered Level 3.

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

NOTE 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables represent our quarterly financial results:

	2023 Calendar Quarter
	First	Second[1]	Third[1]	Fourth[1]	Annual
Total Operating Revenues	$30,139	$29,917	$30,350	$32,022	$122,428
Operating Income	6,002	6,406	5,782	5,271	23,461
Net Income from Continuing Operations	4,453	4,762	3,826	2,582	15,623
Net Income from Continuing Operations Attributable to Common Stock	4,176	4,437	3,444	2,135	14,192
Basic Earnings Per Share
Attributable to Common Stock from Continuing Operations[2]	$0.58	$0.61	$0.48	$0.30	$1.97
Diluted Earnings Per Share
Attributable to Common Stock from Continuing Operations[2]	$0.57	$0.61	$0.48	$0.30	$1.97
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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2023.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting
a.Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

b.Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

a.There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2023 but was not reported.

b.In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

AT&T Inc.
Dollars in millions except per share amounts
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.” Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s 2024 definitive proxy statement (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the headings “Director Compensation,” “CEO Pay Ratio,” “Pay Versus Performance,” and the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Change in Control.”

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2023, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	65,711,036 (1)	$—	97,567,370 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	65,711,036 (3)	$—	97,567,370 (2)

(1)Includes the issuance of stock in connection with the following stockholder approved plans: (a) 0 stock options under the Stock Purchase and Deferral Plan (SPDP), (b) 108,480 phantom stock units under the Stock Savings Plan (SSP), 17,725,781 phantom stock units under the SPDP, 21,174 restricted stock under the 2011 Incentive Plan, 425,950 restricted stock under the 2016 Incentive Plan and 43,413,267 restricted stock under the 2018 Incentive Plan, (c) 1,871,791 target number of stock-settled performance shares under the 2018 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased up to 200%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding restricted stock, performance shares, or phantom stock units.
The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents). Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,144,593 phantom stock units (computed on a first-in-first-out basis) that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan.
(2)Includes 12,326,447 shares that may be issued under the SPDP, 82,053,876 shares that may be issued under the 2018 Incentive Plan, and up to 3,187,047 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.
(3)Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2023, there were 2,199,257 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $20.82. Also, does not include 345,032 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with an estimated 138,149 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding restricted stock, performance shares, or phantom stock units.

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

4-i	Description of AT&T’s Securities Registered Under Section 12 of the Exchange Act
10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)**
10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)**
10-c	Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)**
10-d	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)**
10-e	Short Term Incentive Plan (Exhibit 10.1 to Form 8-K filed on February 2, 2018)**
10-f	Supplemental Life Insurance Plan (Exhibit 10.1 to Form 8-K filed on June 26, 2020)**
10-g	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)**
10-h	2005 Supplemental Employee Retirement Plan (Exhibit 10-g to Form 10-K for the period ending December 31, 2021)**
10-i	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)**
10-j	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)**
10-k	Stock Purchase and Deferral Plan as amended May 18, 2023 (Exhibit 10.3 to Form 10-Q for the period ending June 30, 2023)**
10-l	Cash Deferral Plan as amended July 28, 2022 (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2022)**
10-m
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)**

10-n	Officer Disability Plan (Exhibit 10-i to Form 10-Q for the period ending June 30, 2009)**
10-o	AT&T Inc. Health Plan (Exhibit 10.2 to Form 10-Q for the period ending June 30, 2023)**
10-p	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)**
10-q	AT&T Inc. Equity Retention and Hedging Policy as amended March 24, 2022 (Exhibit 10.2 to Form 10-Q for the period ending March 31, 2022)
10-r	Administrative Plan (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2023)**
10-s	AT&T Inc. Non-Employee Director Stock and Deferral Plan (Exhibit 10-s to Form 10-K for the period ending December 31, 2022) **
10-t	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)**

AT&T Inc.
Dollars in millions except per share amounts

10-u	AT&T Inc. Board of Directors Communications Concession Program (Exhibit 10-u to Form 10-K for the period ending December 31, 2022)**
10-v	Form of Indemnity Agreement between AT&T Inc. and its directors and officers.**
10-w	AT&T Executive Physical Program (Exhibit 10.4 to Form 10-Q for the period ending June 30, 2023)**
10-x	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)**
10-y
$12,000,000,000 Amended and Restated Credit Agreement, dated as of November 18, 2022, among AT&T Inc., the lenders named therein and Citibank, N.A., as agent. (Exhibit 10.1 to Form 8-K filed on November 18, 2022)

10-z	Second Amended and Restated Limited Liability Company Agreement of NCWPCS MPL Holdings, LLC (Exhibit 10.1 to Form 8-K filed on December 12, 2019)
10-aa	AT&T Inc. Change in Control Severance Plan (Exhibit 10.1 to Form 8-K filed on June 30, 2014)**
10-bb	Agreement of Contribution and Subscription, dated February 25, 2021 (Exhibit 10.1 to Form 8-K filed on February 25, 2021)
10-cc	Employee Matters Agreement by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.3 to Form 8-K Filed on May 20, 2021)
10-dd	Tax Matters Agreement between AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.4 to Form 8-K Filed on May 20, 2021)
10-ee	Amended and Restated Limited Liability Company Agreement of DIRECTV Entertainment Holdings LLC, dated as of July 31, 2021 (Exhibit 10.1 to Form 8-K filed August 2, 2021)
10-ff	Relocation Program Plan (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2021)**
10-gg
Amendment Regarding Continuation of Active Employee Participant Benefits in Certain AT&T Benefit Plans in Connection with DIRECTV Transaction (Exhibit 10.3 to Form 10-Q for the period ending September 30, 2021)**

10-hh	Second Amended and Restated Limited Liability Company Agreement of AT&T Fiber Investment, LLC (Exhibit 10.1 to Form 8-K filed April 7, 2023)*
21	Subsidiaries of AT&T Inc.
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
97	AT&T Inc. Clawback Policy
99	Supplemental Interim Financial Information
101
The consolidated financial statements from the Company’s Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ITEM 16. FORM 10-K SUMMARY

None.

AT&T Inc.
Dollars in millions except per share amounts
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts	Acquisitions	Deductions (b)	Balance at End of Period (c)
Year 2023	$1,011	1,969	—	—	2,224	$756
Year 2022	$1,163	1,865	—	—	2,017	$1,011
Year 2021	$1,457	1,241	—	—	1,535	$1,163
(a)Includes amounts previously written off which were credited directly to this account when recovered.
Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.
(b)Amounts written off as uncollectible.
(c)Includes balances applicable to trade receivables, loans, contract assets and other assets subject to credit loss measurement (see Note 1).

Allowance for Deferred Tax Assets

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	Deductions	Balance at End of Period
Year 2023	$4,175	481	—	—	—	$4,656
Year 2022	$4,343	(168)	—	—	—	$4,175
Year 2021	$4,557	(214)	—	—	—	$4,343

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2024.
AT&T INC.

/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
John T. Stankey*
Chief Executive Officer
and President

Principal Financial Officer:
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

/s/ Pascal Desroches
Pascal Desroches, as attorney-in-fact
and on his own behalf as Principal
Financial Officer

Principal Accounting Officer:
Sabrina Sanders
Senior Vice President, Chief
Accounting Officer and Controller

/s/ Sabrina Sanders

February 23, 2024

Directors:
William E. Kennard*	Beth E. Mooney*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	John T. Stankey*
Stephen J. Luczo*	Cynthia B. Taylor*
Michael B. McCallister*	Luis A. Ubiñas*

* by power of attorney