Form 10-Q
period 2024-03-31
AT&T INC.
filed 2024-05-02
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-08610

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
Yes ☐ No ☒

At April 25, 2024, there were 7,170,165,104 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2024	2023
Operating Revenues
Service	$24,842	$24,617
Equipment	5,186	5,522
Total operating revenues	30,028	30,139

Operating Expenses
Cost of revenues
Equipment	5,143	5,658
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,811	6,673
Selling, general and administrative	7,021	7,175
Asset impairments and abandonments and restructuring	159	—
Depreciation and amortization	5,047	4,631
Total operating expenses	24,181	24,137
Operating Income	5,847	6,002
Other Income (Expense)
Interest expense	(1,724)	(1,708)
Equity in net income of affiliates	295	538
Other income (expense) — net	451	935
Total other income (expense)	(978)	(235)
Income Before Income Taxes	4,869	5,767
Income tax expense	1,118	1,314
Net Income	3,751	4,453
Less: Net Income Attributable to Noncontrolling Interest	(306)	(225)
Net Income Attributable to AT&T	$3,445	$4,228
Less: Preferred Stock Dividends	(50)	(52)
Net Income Attributable to Common Stock	$3,395	$4,176
Basic Earnings Per Share Attributable to Common Stock	$0.47	$0.58
Diluted Earnings Per Share Attributable to Common Stock	$0.47	$0.57
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,192	7,168
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,193	7,474
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2024	2023
Net income	$3,751	$4,453
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $8 and $52	29	193
Securities:
Net unrealized gains (losses), net of taxes of $(2) and $8	(10)	23
Reclassification adjustment included in net income, net of taxes of $2 and $1	6	3
Derivative instruments:
Net unrealized gains (losses), net of taxes of $49 and $(43)	211	(152)
Reclassification adjustment included in net income, net of taxes of $3 and $3	12	12
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(123) and $(160)	(381)	(491)
Other comprehensive income (loss)	(133)	(412)
Total comprehensive income	3,618	4,041
Less: Total comprehensive income attributable to noncontrolling interest	(306)	(225)
Total Comprehensive Income Attributable to AT&T	$3,312	$3,816
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,520	$6,722
Accounts receivable – net of related allowances for credit loss of $463 and $499	9,577	10,289
Inventories	2,127	2,177
Prepaid and other current assets	15,221	17,270
Total current assets	30,445	36,458
Property, plant and equipment	339,115	339,891
Less: accumulated depreciation and amortization	(211,264)	(211,402)
Property, Plant and Equipment – Net	127,851	128,489
Goodwill – Net	67,854	67,854
Licenses – Net	127,423	127,219
Other Intangible Assets – Net	5,281	5,283
Investments in and Advances to Equity Affiliates	891	1,251
Operating Lease Right-Of-Use Assets	20,668	20,905
Other Assets	19,015	19,601
Total Assets	$399,428	$407,060
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$7,060	$9,477
Accounts payable and accrued liabilities	31,973	35,852
Advanced billings and customer deposits	3,713	3,778
Dividends payable	2,088	2,020
Total current liabilities	44,834	51,127
Long-Term Debt	125,704	127,854
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,820	58,666
Postemployment benefit obligation	8,743	8,734
Operating lease liabilities	17,291	17,568
Other noncurrent liabilities	23,441	23,696
Total deferred credits and other noncurrent liabilities	108,295	108,664
Redeemable Noncontrolling Interest	1,975	1,973
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at March 31, 2024 and December 31, 2023):
Series A (48,000 issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Series B (20,000 issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Series C (70,000 issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2024 and December 31, 2023: issued 7,620,748,598 at March 31, 2024 and December 31, 2023)	7,621	7,621
Additional paid-in capital	111,599	114,519
Retained (deficit) earnings	(1,570)	(5,015)
Treasury stock (450,713,156 at March 31, 2024 and 470,685,237 at December 31, 2023, at cost)	(15,277)	(16,128)
Accumulated other comprehensive income	2,167	2,300
Noncontrolling interest	14,080	14,145
Total stockholders’ equity	118,620	117,442
Total Liabilities and Stockholders’ Equity	$399,428	$407,060
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2024	2023
Operating Activities
Net Income	$3,751	$4,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,047	4,631
Provision for uncollectible accounts	472	477
Deferred income tax expense	479	529
Net (gain) loss on investments, net of impairments	201	(93)
Pension and postretirement benefit expense (credit)	(471)	(670)
Asset impairments and abandonments and restructuring	159	—
Changes in operating assets and liabilities:
Receivables	512	620
Other current assets	629	364
Accounts payable and other accrued liabilities	(3,497)	(3,409)
Equipment installment receivables and related sales	24	(243)
Deferred customer contract acquisition and fulfillment costs	103	(22)
Postretirement claims and contributions	(54)	(89)
Other - net	192	130
Total adjustments	3,796	2,225
Net Cash Provided by Operating Activities	7,547	6,678
Investing Activities
Capital expenditures	(3,758)	(4,335)
Acquisitions, net of cash acquired	(211)	(291)
Dispositions	8	15
Distributions from DIRECTV in excess of cumulative equity in earnings	194	774
(Purchases), sales and settlements of securities and investments - net	1,079	19
Other - net	(273)	—
Net Cash Used in Investing Activities	(2,961)	(3,818)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	1,933	(536)
Issuance of other short-term borrowings	491	3,627
Repayment of other short-term borrowings	(1,996)	—
Issuance of long-term debt	—	3,366
Repayment of long-term debt	(4,685)	(5,945)
Repayment of note payable to DIRECTV	—	(130)
Payment of vendor financing	(841)	(2,113)
Purchase of treasury stock	(157)	(188)
Issuance of treasury stock	—	3
Dividends paid	(2,034)	(2,014)
Other - net	(526)	219
Net Cash Used in Financing Activities	(7,815)	(3,711)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(3,229)	$(851)
Cash and cash equivalents and restricted cash beginning of year	6,833	3,793
Cash and Cash Equivalents and Restricted Cash End of Period	$3,604	$2,942
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2024		March 31, 2023
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$114,519		$123,610
Preferred stock dividends		(98)		(98)
Common stock dividends ($0.2775 and $0.2775 per share)		(2,003)		(2,002)
Issuance of treasury stock		(413)		(365)
Share-based payments		(266)		(371)
Redemption or reclassification of interest held by noncontrolling owners		(140)		—
Balance at end of period		$111,599		$120,774
Retained (Deficit) Earnings
Balance at beginning of period		$(5,015)		$(19,415)
Net income attributable to AT&T		3,445		4,228
Balance at end of period		$(1,570)		$(15,187)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2024		March 31, 2023
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(471)	$(16,128)	(493)	$(17,082)
Repurchase and acquisition of common stock	(9)	(157)	(10)	(188)
Reissuance of treasury stock	29	1,008	31	1,104
Balance at end of period	(451)	$(15,277)	(472)	$(16,166)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$2,300		$2,766
Other comprehensive income (loss) attributable to AT&T		(133)		(412)
Balance at end of period		$2,167		$2,354
Noncontrolling Interest[1]
Balance at beginning of period		$14,145		$8,957
Net income attributable to noncontrolling interest		270		225
Redemption of noncontrolling interest		(17)		—
Distributions		(318)		(232)
Balance at end of period		$14,080		$8,950
Total Stockholders' Equity at beginning of period		$117,442		$106,457
Total Stockholders' Equity at end of period		$118,620		$108,346
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023, is shown in the table below:

	Three months ended
	March 31,
	2024	2023
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$3,395	$4,176
Dilutive potential common shares:
Mobility preferred interests	—	72
Share-based payment	—	4
Numerator for diluted earnings per share	$3,395	$4,252
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,192	7,168
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	284
Share-based payment (in shares)	1	22
Denominator for diluted earnings per share	7,193	7,474

On April 5, 2023, we repurchased all our Series A Cumulative Perpetual Preferred Membership Interests in AT&T Mobility II LLC (Mobility preferred interests). For periods prior to repurchase, under Accounting Standards Update (ASU) No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), the ability to settle the Mobility preferred interests in stock was reflected in our diluted earnings per share calculation.

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
Other comprehensive income (loss) before reclassifications	29		(10)		211		—		230
Amounts reclassified from accumulated OCI	—	1	6	1	12	2	(381)	3	(363)
Net other comprehensive income (loss)	29		(4)		223		(381)		(133)
Balance as of March 31, 2024	$(1,308)		$(61)		$(806)		$4,342		$2,167

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	193		23		(152)		—		64
Amounts reclassified from accumulated OCI	—	1	3	1	12	2	(491)	3	(476)
Net other comprehensive income (loss)	193		26		(140)		(491)		(412)
Balance as of March 31, 2023	$(1,607)		$(64)		$(2,138)		$6,163		$2,354
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
MARCH 31, 2024

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
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers. In the first quarter of 2024, we began offering our fixed wireless access product that provides internet services delivered over our 5G wireless network where available.
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

Other items consists of:
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
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2024
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,594	$11,639	$8,955	$2,487	$6,468
Business Wireline	4,913	3,487	1,426	1,362	64
Consumer Wireline	3,350	2,256	1,094	881	213
Total Communications	28,857	17,382	11,475	4,730	6,745
Latin America - Mexico	1,063	883	180	177	3
Segment Total	29,920	18,265	11,655	4,907	6,748
Corporate and Other
Corporate:
DTV-related retained costs	—	134	(134)	120	(254)
Parent administration support	—	392	(392)	1	(393)
Securitization fees	26	165	(139)	—	(139)
Value portfolio	82	26	56	4	52
Total Corporate	108	717	(609)	125	(734)
Certain significant items	—	152	(152)	15	(167)
Total Corporate and Other	108	869	(761)	140	(901)
AT&T Inc.	$30,028	$19,134	$10,894	$5,047	$5,847

For the three months ended March 31, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,582	$12,213	$8,369	$2,098	$6,271
Business Wireline	5,331	3,623	1,708	1,330	378
Consumer Wireline	3,239	2,284	955	861	94
Total Communications	29,152	18,120	11,032	4,289	6,743
Latin America - Mexico	883	738	145	175	(30)
Segment Total	30,035	18,858	11,177	4,464	6,713
Corporate and Other
Corporate:
DTV-related retained costs	—	169	(169)	144	(313)
Parent administration support	(9)	374	(383)	1	(384)
Securitization fees	19	121	(102)	—	(102)
Value portfolio	94	28	66	5	61
Total Corporate	104	692	(588)	150	(738)
Certain significant items	—	(44)	44	17	27
Total Corporate and Other	104	648	(544)	167	(711)
AT&T Inc.	$30,139	$19,506	$10,633	$4,631	$6,002

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended March 31,
	2024	2023
Communications	$6,745	$6,743
Latin America	3	(30)
Segment Operating Income	6,748	6,713
Reconciling Items:
Corporate	(734)	(738)
Transaction and other costs	(32)	—
Amortization of intangibles acquired	(15)	(17)
Asset impairments and abandonments and restructuring	(159)	—
Benefit-related gains (losses)	39	44
AT&T Operating Income	5,847	6,002
Interest expense	1,724	1,708
Equity in net income of affiliates	295	538
Other income (expense) — net	451	935
Income Before Income Taxes	$4,869	$5,767

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended March 31, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,994	$—	$—	$690	$—	$16,684
Business service	—	4,700	—	—	—	4,700
Broadband	—	—	2,722	—	—	2,722
Legacy voice and data	—	—	342	—	62	404
Other	—	—	286	—	46	332
Total Service	15,994	4,700	3,350	690	108	24,842
Equipment	4,600	213	—	373	—	5,186
Total	$20,594	$4,913	$3,350	$1,063	$108	$30,028

AT&T INC.
MARCH 31, 2024

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

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations for our Mobility, Business Wireline and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2024	2023
Deferred Acquisition Costs
Prepaid and other current assets	$3,187	$3,233
Other Assets	4,102	4,077
Total deferred customer contract acquisition costs	$7,289	$7,310
Deferred Fulfillment Costs
Prepaid and other current assets	$2,274	$2,340
Other Assets	3,640	3,843
Total deferred customer contract fulfillment costs	$5,914	$6,183

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2024	2023
Deferred acquisition cost amortization	$894	$830
Deferred fulfillment cost amortization	660	678
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
MARCH 31, 2024

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2024	2023
Contract asset	$6,520	$6,518
Current portion in “Prepaid and other current assets”	3,627	3,549
Contract liability	3,896	3,994
Current portion in “Advanced billings and customer deposits”	3,594	3,666

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $2,675.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,866, of which we expect to recognize approximately 80% by the end of 2025, with the balance recognized thereafter.
NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2024.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required.

AT&T INC.
MARCH 31, 2024

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

	Three months ended
	March 31,
	2024	2023
Pension cost:
Service cost – benefits earned during the period	$122	$121
Interest cost on projected benefit obligation	396	516
Expected return on assets	(553)	(714)
Amortization of prior service credit	(22)	(33)
Net pension (credit) cost	$(57)	$(110)

Postretirement cost:
Service cost – benefits earned during the period	$5	$6
Interest cost on accumulated postretirement benefit obligation	77	85
Expected return on assets	(14)	(33)
Amortization of prior service credit	(482)	(618)
Net postretirement (credit) cost	$(414)	$(560)
Combined net pension and postretirement (credit) cost	$(471)	$(670)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $17 and $19 in the first quarter ended 2024 and 2023, respectively.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2023.

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$128,533	$121,877	$133,402	$128,474
Commercial paper	2,430	2,430	2,091	2,091
Investment securities[2]	2,947	2,947	2,836	2,836
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2024 and December 31, 2023. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,053	$—	$—	$1,053
International equities	276	—	—	276
Fixed income equities	208	—	—	208
Available-for-Sale Debt Securities	—	1,188	—	1,188
Asset Derivatives
Cross-currency swaps	—	202	—	202
Liability Derivatives
Interest rate swaps	—	(2)	—	(2)
Cross-currency swaps	—	(3,397)	—	(3,397)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,002	$—	$—	$1,002
International equities	215	—	—	215
Fixed income equities	209	—	—	209
Available-for-Sale Debt Securities	—	1,228	—	1,228
Asset Derivatives
Cross-currency swaps	—	424	—	424
Liability Derivatives
Interest rate swaps	—	(2)	—	(2)
Cross-currency swaps	—	(3,601)	—	(3,601)

AT&T INC.
MARCH 31, 2024

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2024	2023
Total gains (losses) recognized on equity securities	$97	$83
Gains (losses) recognized on equity securities sold	(3)	4
Unrealized gains (losses) recognized on equity securities held at end of period	$100	$79

At March 31, 2024, available-for-sale debt securities totaling $1,188 have maturities as follows - less than one year: $66; one to three years: $208; three to five years: $137; five or more years: $777.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2024 and 2023, no ineffectiveness was measured on fair value hedges.

AT&T INC.
MARCH 31, 2024

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2024, we had posted collateral of $524 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in March, we would have been required to post additional collateral of $52. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $3,121. At December 31, 2023, we had posted collateral of $670 (a deposit asset) and held collateral of $5 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2024	2023
Interest rate swaps	$1,750	$1,750
Cross-currency swaps	35,825	38,006
Total	$37,575	$39,756

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2024	2023
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$—	$7
Gain (loss) on long-term debt	—	(7)
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(246)	380
Gain (loss) on long-term debt	246	(380)
Gain (loss) recognized in accumulated OCI	255	(182)
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	—	7
Gain (loss) on long-term debt	—	(7)
Gain (loss) recognized in accumulated OCI	—	(3)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”
The following table presents information for our cash flow hedging relationships:

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2024	2023
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$5	$(10)
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)

NOTE 8. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs are discussed in detail below and generally consist of (1) receivables arising from equipment installment plans, which are sold for cash and beneficial interests, such as deferred purchase price, when applicable, and (2) revolving trade receivables, which are sold for cash. Under the terms of our agreements for these programs, we continue to service the transferred receivables on behalf of the financial institutions.

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables during the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Net cash received from equipment installment receivables program[1]	$121	$10
Net cash received from revolving receivables program	276	—
Net cash received (paid) from other programs	—	(114)
Total net cash impact to cash flows from operating activities[2]	$397	$(104)
[1]Cash from initial sales of $2,874 and $2,529 for the three months ended March 31, 2024 and 2023, respectively.
[2]Net of facility fees.

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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	March 31, 2024		December 31, 2023
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,226	$698	$3,714	$924
Balance sheet classification
Accounts receivable
Notes receivable	1,607	—	1,695	—
Trade receivables	551	698	548	924
Other Assets
Noncurrent notes and trade receivables	1,068	—	1,471	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$12,490	$1,800	$12,027	$1,500
Cash proceeds received, net of remittances[1]	9,539	1,800	9,361	1,500
[1]Represents amounts to which financial institutions remain entitled, excluding the beneficial interests.

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
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program during the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Gross receivables sold[1]	$2,904	$2,560
Net receivables sold[2]	2,757	2,438
Cash proceeds received	2,874	2,529
Guarantee obligation recorded	266	206
[1]Receivables net of promotion credits.
[2]Receivables net of allowance and other reserves.

Beneficial interests, when applicable, and guarantee obligations are initially recorded at estimated fair value and subsequently adjusted for changes in present value of expected cash flows. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties and contemplates changes in value after the launch of a device model. The fair value measurements used for the beneficial interests and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests during the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Fair value of repurchased receivables	$718	$541
Carrying value of beneficial interests	721	542
Gain (loss) on repurchases[1]	$(3)	$(1)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At March 31, 2024 and December 31, 2023, our beneficial interests were $2,483 and $2,270, respectively, of which $1,449 and $1,296 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2024 and December 31, 2023 was $335 and $385, respectively, of which $120 and $111 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During the first quarter of 2024, we expanded our revolving agreement to transfer up to $1,800 of certain receivables through our bankruptcy-remote subsidiary to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiary, which holds additional receivables in the amount of $698 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of the revolving receivables sold during the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Gross receivables sold/cash proceeds received[1]	$4,174	$—
Total collections under revolving agreement	3,874	—
Net cash proceeds received	$300	$—

Net receivables sold[2]	$4,063	$—
[1]Includes initial sales of receivables of $300 and $0 for the three months ended March 31, 2024 and 2023, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 9. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party.

At March 31, 2024, our investment in DIRECTV was $685. The following table sets forth our share of DIRECTV’s earnings included in equity in net income of affiliates and cash distributions received from DIRECTV as of March 31:

	March 31,
	2024	2023
DIRECTV’s earnings included in equity in net income of affiliates	$324	$534

Distributions classified as operating activities	$324	$534
Distributions classified as investing activities	194	774
Cash distributions received from DIRECTV	$518	$1,308

For the three months ended March 31, 2024 and 2023, we billed DIRECTV approximately $145 and $240 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

At March 31, 2024, we had accounts receivable from DIRECTV of $255 and accounts payable to DIRECTV of $41.

We are not committed, implicitly or explicitly, to provide financial or other support, other than as noted above, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our consolidated balance sheet.

NOTE 10. SUPPLIER AND VENDOR FINANCING PROGRAMS

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

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

indexed to the overnight borrowing rate. We agree to pay the financial institution the stated amount generally within 90 days of receipt of the invoice. We do not have pledged assets or other guarantees under our supplier financing program.

Suppliers had elected to sell to the third-party financial institutions $3,203 and $2,844 of our outstanding payment obligations as of March 31, 2024 and December 31, 2023, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $3,917 of direct supplier financing outstanding at March 31, 2024 and $5,442 as of December 31, 2023, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the three months ended March 31, 2024 and 2023, we recorded vendor financing commitments related to capital investments of $99 and $1,021, respectively. We had $2,021 vendor financing payables at March 31, 2024, with $1,215 included in “Accounts payable and accrued liabilities” and $2,833 vendor financing payables at December 31, 2023, with $1,975 included in “Accounts payable and accrued liabilities.”

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$3,520	$2,821	$6,722	$3,701
Restricted cash in Prepaid and other current assets	1	1	2	1
Restricted cash in Other Assets	83	120	109	91
Cash and Cash Equivalents and Restricted Cash	$3,604	$2,942	$6,833	$3,793

AT&T INC.
MARCH 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Three months ended
	March 31,
Cash paid (received) during the period for:	2024	2023
Interest	$2,077	$1,971
Income taxes, net of refunds	(9)	10

The following table summarizes capital expenditures:
	Three months ended
	March 31,
	2024	2023
Purchase of property and equipment	$3,721	$4,291
Interest during construction - capital expenditures[1]	37	44
Total Capital Expenditures	$3,758	$4,335

The following table summarizes acquisitions, net of cash acquired:
	Three months ended
	March 31,
	2024	2023
Business acquisitions	$—	$—
Spectrum acquisitions	145	63
Interest during construction - spectrum[1]	66	228
Total Acquisitions	$211	$291
[1] Total capitalized interest was $103 and $272 for the three months ended March 31, 2024 and 2023, respectively.

AT&T INC.
MARCH 31, 2024

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

	First Quarter
			Percent
	2024	2023	Change
Operating Revenues
Communications	$28,857	$29,152	(1.0)%
Latin America - Mexico	1,063	883	20.4
Corporate	108	104	3.8
AT&T Operating Revenues	$30,028	$30,139	(0.4)%

Operating Income
Communications	$6,745	$6,743	—%
Latin America - Mexico	3	(30)	—
Segment Operating Income	6,748	6,713	0.5
Corporate	(734)	(738)	0.5
Certain significant items	(167)	27	—
AT&T Operating Income	$5,847	$6,002	(2.6)%

The Communications segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, IP Voice and managed professional services, as well as traditional voice and data services and related equipment to business customers. In the first quarter of 2024, we began offering our fixed wireless access product that provides internet services delivered over our 5G wireless network where available.
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

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	First Quarter
			Percent
	2024	2023	Change
Operating Revenues
Service	$24,842	$24,617	0.9%
Equipment	5,186	5,522	(6.1)
Total Operating Revenues	30,028	30,139	(0.4)

Operating Expenses
Operations and support	19,134	19,506	(1.9)
Depreciation and amortization	5,047	4,631	9.0
Total Operating Expenses	24,181	24,137	0.2
Operating Income	5,847	6,002	(2.6)
Interest expense	1,724	1,708	0.9
Equity in net income of affiliates	295	538	(45.2)
Other income (expense) — net	451	935	(51.8)
Income Before Income Taxes	4,869	5,767	(15.6)
Net Income	3,751	4,453	(15.8)
Net Income Attributable to AT&T	3,445	4,228	(18.5)
Net Income Attributable to Common Stock	$3,395	$4,176	(18.7)%

Operating revenues decreased in the first quarter of 2024, reflecting declines in Mobility equipment revenue and Business Wireline service revenues, partially offset by Mobility service, Consumer Wireline and Mexico revenues.

Operations and support expenses decreased in the first quarter of 2024, reflecting lower Mobility equipment costs resulting from lower wireless sales volumes. Also contributing to expense declines are our continued transformation efforts that were offset by higher restructuring charges associated with our deployment of Open RAN, our collaboration with Ericsson for commercial scale open radio access network deployment.

Depreciation and amortization expense increased in the first quarter of 2024, primarily due to higher depreciation expense related to ongoing capital spending for strategic initiatives such as fiber and network upgrades. Also contributing to higher depreciation expense was the impact of shortening of estimated economic lives of wireless network equipment that will be replaced earlier than originally anticipated with our deployment of Open RAN.

Operating income decreased in the first quarter of 2024. Our operating income margin in the first quarter decreased from 19.9% in 2023 to 19.5% in 2024.

Interest expense increased in the first quarter of 2024, primarily due to lower capitalized interest associated with spectrum acquisitions, partially offset by lower debt balances. Interest expense in 2023 also included distributions on Mobility preferred interests, which were repurchased on April 5, 2023.

Equity in net income of affiliates decreased in the first quarter of 2024, primarily due to the performance of our investment in DIRECTV, which included our share of a gain on a sale-leaseback transaction by DIRECTV of approximately $100 in the first quarter of 2023 (see Note 9).

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other income (expense) – net decreased in the first quarter of 2024. The decrease was primarily driven by lower pension and postretirement benefit credits in 2024 (see Note 6), and noncash impairments recognized on a held-for-sale business and an equity investment in a Latin America satellite business.

Income tax expense decreased in the first quarter of 2024. The decrease was primarily driven by lower income before income tax. Our effective tax rate was 23.0% in the first quarter of 2024, versus 22.8% in the comparable period in the prior year.

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2024	2023	Change
Segment Operating Revenues
Mobility	$20,594	$20,582	0.1%
Business Wireline	4,913	5,331	(7.8)
Consumer Wireline	3,350	3,239	3.4
Total Segment Operating Revenues	$28,857	$29,152	(1.0)%

Segment Operating Income
Mobility	$6,468	$6,271	3.1%
Business Wireline	64	378	(83.1)
Consumer Wireline	213	94	—
Total Segment Operating Income	$6,745	$6,743	—%

Selected Subscribers and Connections
	March 31,
(in 000s)	2024	2023
Mobility Subscribers	114,513	110,813
Total domestic broadband connections	15,334	15,345
Network access lines in service	3,934	4,938
VoIP connections	2,467	2,835

Operating revenues decreased in the first quarter of 2024, driven by decreases in our Mobility equipment revenue and Business Wireline business unit, which continues to reflect lower demand for legacy services and product simplification. These decreases were partially offset by increases in our Mobility and Consumer Wireline business units, driven by gains in wireless and broadband services.

Operating income remains consistent in the first quarter of 2024. Our Communications segment operating income margin in the first quarter increased from 23.1% in 2023 to 23.4% in 2024.

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2024	2023	Change
Operating revenues
Service	$15,994	$15,483	3.3%
Equipment	4,600	5,099	(9.8)
Total Operating Revenues	20,594	20,582	0.1

Operating expenses
Operations and support	11,639	12,213	(4.7)
Depreciation and amortization	2,487	2,098	18.5
Total Operating Expenses	14,126	14,311	(1.3)
Operating Income	$6,468	$6,271	3.1%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	March 31,		Percent
(in 000s)	2024	2023	Change
Postpaid	87,450	85,421	2.4%
Postpaid phone	71,558	70,049	2.2
Prepaid	19,211	19,200	0.1
Reseller	7,852	6,192	26.8
Total Mobility Subscribers[1]	114,513	110,813	3.3%
[1]Effective with our first-quarter 2024 reporting, we have removed connected devices from our total Mobility subscribers, consistent with industry standards and our key performance metrics. Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	First Quarter
			Percent
(in 000s)	2024	2023	Change
Postpaid Phone Net Additions	349	424	(17.7)%
Total Phone Net Additions	350	464	(24.6)

Postpaid[2]	389	542	(28.2)
Prepaid	1	40	(97.5)
Reseller	351	108	—
Mobility Net Subscriber Additions[1]	741	690	7.4%

Postpaid Churn[3]	0.89%	0.99%	(10)	BP
Postpaid Phone-Only Churn[3]	0.72%	0.81%	(9)	BP
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (12) and (18) for the quarters ended March 31, 2024 and 2023. Wearables and other net adds were 52 and 136 for the quarters ended March 31, 2024 and 2023.

[3]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the first quarter of 2024. The increases are largely due to growth from subscriber gains and postpaid phone average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in the first quarter of 2024, reflecting pricing actions taken in the third quarter of 2023.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first quarter of 2024.

Equipment revenue decreased in the first quarter of 2024, primarily driven by a lower wireless sales volumes.

Operations and support expenses decreased in the first quarter of 2024 largely due to lower equipment costs.

Depreciation expense increased in the first quarter of 2024, primarily due to shortening of estimated economic lives of wireless equipment that will be replaced earlier than originally anticipated with our Open RAN deployment and network transformation, and ongoing capital spending for network upgrades and expansion, which we expect to continue through the remainder of 2024.

Operating income increased in the first quarter of 2024. Our Mobility operating income margin in the first quarter increased from 30.5% in 2023 to 31.4% in 2024. Our Mobility EBITDA margin in the first quarter increased from 40.7% in 2023 to 43.5% in 2024. EBITDA is defined as operating income excluding depreciation and amortization.

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Business Wireline Results
	First Quarter
			Percent
	2024	2023	Change
Operating revenues
Service	$4,700	$5,200	(9.6)%
Equipment	213	131	62.6
Total Operating Revenues	4,913	5,331	(7.8)

Operating expenses
Operations and support	3,487	3,623	(3.8)
Depreciation and amortization	1,362	1,330	2.4
Total Operating Expenses	4,849	4,953	(2.1)
Operating Income	$64	$378	(83.1)%

Service revenues decreased in the first quarter of 2024, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue.

Equipment revenues increased in the first quarter of 2024, driven by higher customer premises equipment sales, which are nonrecurring in nature.

Operations and support expenses decreased in the first quarter of 2024, primarily driven by lower personnel costs associated with ongoing transformation initiatives, lower marketing and customer support expenses, partially offset by higher equipment costs. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2024 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the first quarter of 2024, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to continue through the remainder of 2024.

Operating income decreased in the first quarter of 2024. Our Business Wireline operating income margin in the first quarter decreased from 7.1% in 2023 to 1.3% in 2024. Our Business Wireline EBITDA margin in the first quarter decreased from 32.0% in 2023 to 29.0% in 2024.

Consumer Wireline Results
	First Quarter
			Percent
	2024	2023	Change
Operating revenues
Broadband	$2,722	$2,527	7.7%
Legacy voice and data services	342	396	(13.6)
Other service and equipment	286	316	(9.5)
Total Operating Revenues	3,350	3,239	3.4

Operating expenses
Operations and support	2,256	2,284	(1.2)
Depreciation and amortization	881	861	2.3
Total Operating Expenses	3,137	3,145	(0.3)
Operating Income	$213	$94	—%

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	March 31,		Percent
(in 000s)	2024	2023	Change
Broadband Connections
Total Broadband and DSL Connections	13,930	13,949	(0.1)%
Broadband[1]	13,784	13,730	0.4
Fiber Broadband Connections	8,559	7,487	14.3

Voice Connections
Retail Consumer Switched Access Lines	1,553	1,921	(19.2)
Consumer VoIP Connections	1,869	2,212	(15.5)
Total Retail Consumer Voice Connections	3,422	4,133	(17.2)%
[1]Includes AT&T Internet Air.

Broadband Net Additions
	First Quarter
			Percent
(in 000s)	2024	2023	Change
Total Broadband and DSL Net Additions	40	(42)	—%
Broadband Net Additions[1]	55	(23)	—
Fiber Broadband Net Additions	252	272	(7.4)%
[1]Includes AT&T Internet Air.

Broadband revenues increased in the first quarter of 2024, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU due to prior-year promotional pricing, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in the first quarter of 2024, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

Other service and equipment revenues decreased in the first quarter of 2024, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses decreased in the first quarter of 2024. Expense decreases were primarily due to lower customer support costs, partially offset by higher network-related costs as our fiber build scales.

Depreciation expense increased in the first quarter of 2024, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to continue through the remainder of 2024.

Operating income increased in the first quarter of 2024. Our Consumer Wireline operating income margin in the first quarter increased from 2.9% in 2023 to 6.4% in 2024. Our Consumer Wireline EBITDA margin in the first quarter increased from 29.5% in 2023 to 32.7% in 2024.

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

LATIN AMERICA SEGMENT	First Quarter
	2024	2023	Percent Change
Segment Operating Revenues
Service	$690	$591	16.8%
Equipment	373	292	27.7
Total Segment Operating Revenues	1,063	883	20.4

Segment Operating Expenses
Operations and support	883	738	19.6
Depreciation and amortization	177	175	1.1
Total Segment Operating Expenses	1,060	913	16.1
Operating Income (Loss)	$3	$(30)	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
	March 31,		Percent
(in 000s)	2024	2023	Change
Mexico Wireless Subscribers
Postpaid	5,352	4,973	7.6%
Prepaid	16,742	16,146	3.7
Reseller	365	494	(26.1)
Total Mexico Wireless Subscribers	22,459	21,613	3.9%

Mexico Wireless Net Additions
	First Quarter
			Percent
(in 000s)	2024	2023	Change
Mexico Wireless Net Additions
Postpaid	116	49	—%
Prepaid	79	(58)	—
Reseller	(52)	19	—
Total Mexico Wireless Net Additions	143	10	—%

Service revenues increased in the first quarter of 2024 reflecting favorable foreign exchange impacts and growth in subscribers.

Equipment revenues increased in the first quarter of 2024 driven by higher equipment sales and favorable foreign exchange impacts.

Operations and support expenses increased in the first quarter of 2024 driven by unfavorable impact of foreign exchange and increased equipment costs resulting from higher sales. Approximately 4% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the first quarter of 2024 driven by unfavorable impact of foreign exchange partially offset by lower in-service assets.

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income improved in the first quarter of 2024. Our Mexico operating income margin in the first quarter increased from (3.4)% in 2023 to 0.3% in 2024. Our Mexico EBITDA margin in the first quarter increased from 16.4% in 2023 to 16.9% in 2024.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Nonetheless, since then, the FCC and some state regulatory commissions have maintained, re-imposed or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. Recently, the FCC’s regulatory approach has depended on control of the executive branch, eliminating a variety of antiquated and unnecessary regulations in a number of areas, while imposing or re-imposing regulations in other areas. We continue to support regulatory and legislative measures and efforts, at both the state and federal levels, to reduce inappropriate regulatory burdens that inhibit our ability to compete effectively and offer needed services to our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

Until 2015, the FCC classified fixed and mobile consumer broadband internet access services as information services subject to minimal regulation. In 2015, the FCC reclassified such services as telecommunications services subject to broader regulation by the FCC and imposed “net neutrality rules.” Since then, the FCC has twice reversed course, most recently again reclassifying such services as telecommunications services subject to broader regulation by the FCC on April 25, 2024, in a yet-to-be released order.

Since 2018, some states have adopted legislation or issued executive orders that established state net neutrality rules. Suits were filed challenging two such laws in California and Vermont. The California statute is now in effect. The challenge to the Vermont statute was stayed pending resolution of a separate challenge to a New York statute raising similar preemption issues. On April 26, 2024, the Second Circuit overturned a lower court’s decision that the New York statute was preempted, which could have the effect of restarting the Vermont litigation. We expect additional states may seek to impose net neutrality and other requirements on broadband in the future.

On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas through the Broadband, Equity, Access, and Deployment (BEAD) Programs. NTIA and states are in the process of administering these grants. Where appropriate, AT&T may apply for grants under this or other government infrastructure programs. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act, 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T is a participating provider in the ACP program. Absent additional funding, on January 11, 2024 the FCC announced that it currently projects April 2024 to be the last month providers will be fully reimbursed for the ACP benefit provided to enrolled households and established February 7, 2024 as the last date for new enrollments into the program. On March 4, 2024, the FCC issued a Public Notice confirming that April 2024 is the last fully funded month for the ACP benefit.

On November 15, 2023, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules, which became effective March 22, 2024, prohibit covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race, and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly apply prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband, including deployment, marketing, and credit checks, among other things. We may be required to answer complaints alleging that the company has violated the FCC rules and those complaints may seek relief, including changes to our business practices or civil forfeitures that could result in significant costs or reputational harm. It is currently uncertain how the FCC will implement and enforce these new rules. Several business and

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

consumer-oriented associations have filed appeals challenging the rules and those appeals have been consolidated in the Eighth Circuit.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

During 2020-2021, we deployed 5G nationwide on “low band” spectrum on macro towers. Executing on recent spectrum purchases, we announced ongoing construction and continuing deployment of 5G on 3.45 GHz and C-band spectrum in 2022 and beyond. Additional spectrum will be needed industrywide for 5G and future services. In 2023, the federal government released a national spectrum strategy that focused on spectrum sharing but did not include specific timelines to make additional spectrum bands available for 5G and future generations of service. As a result, the federal government’s ability and intent to make sufficient spectrum available to the industry in needed timeframes remains uncertain.

LIQUIDITY AND CAPITAL RESOURCES

For three months ended March 31,	2024	2023
Cash provided by operating activities	$7,547	$6,678
Cash used in investing activities	(2,961)	(3,818)
Cash used in financing activities	(7,815)	(3,711)

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$3,520	$6,722
Total debt	132,764	137,331

We had $3,520 in cash and cash equivalents available at March 31, 2024, decreasing $3,202 since December 31, 2023. Cash and cash equivalents included cash of $1,202 and money market funds and other cash equivalents of $2,318. Approximately $1,435 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

For the first three months of 2024, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of commercial paper and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, repayment of short-term borrowings and long-term debt, funding capital expenditures and vendor financing payments, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities
During the first three months of 2024, cash provided by operating activities was $7,547, compared to $6,678 for the first three months of 2023, reflecting operational growth and timing of working capital, including the expansion of committed, cost-efficient receivable sales programs that were partially offset by higher device payments.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities $1,584 and $432 for the three months ended March 31, 2024 and 2023, respectively. All supplier financing payments are due within one year. (See Note 10)

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Cash Used in Investing Activities
For the first three months of 2024, cash used in investing activities totaled $2,961 and consisted primarily of $3,758 (including interest during construction) for capital expenditures. During the first three months of 2024, we also paid $266 in cash on FirstNet sustainability payment. During the first three months of 2024, we received a return of investment of $194 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 9).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first three months of 2024, vendor financing payments were $841, compared to $2,113 for the first three months of 2023. Capital expenditures for the first three months of 2024 were $3,758, and when including $841 cash paid for vendor financing, capital investment was $4,599 ($1,849 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three months of 2024, we placed $99 of equipment in service under vendor financing arrangements (compared to $1,021 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first three months of 2024, cash used in financing activities totaled $7,815 and was comprised of debt issuances and repayments, payments of dividends and vendor financing payments.

A tabular summary of our debt activities for the three months ended March 31, 2024 is as follows:

Three months ended March 31, 2024
Net commercial paper borrowings	$428

Repayments
USD notes	$(2,300)
EUR notes	(2,181)
Other	(204)
Repayments of long-term debt	$(4,685)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of March 31, 2024 and December 31, 2023. We had $128,533 of total notes and debentures outstanding at March 31, 2024. This also included Euro, British pound sterling, Canadian dollar, Swiss franc, and Australian dollar denominated debt that totaled approximately $32,738.

At March 31, 2024, we had $7,060 of debt maturing within one year, consisting of $2,430 of commercial paper borrowings and $4,630 of long-term debt issuances. The weighted average interest rate on our outstanding short-term borrowings was approximately 5.5% as of March 31, 2024 and 6.0% as of December 31, 2023.

For the first three months of 2024, we paid $841 of cash under our vendor financing program, compared to $2,113 in the prior-year comparable period. Total vendor financing payables included in our March 31, 2024 consolidated balance sheet were $2,021, with $1,215 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At March 31, 2024, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $2,034 during the first three months of 2024, compared with $2,014 for the first three months of 2023.

AT&T INC.
MARCH 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Dividends on common stock declared by our Board of Directors totaled $0.2775 per share in the first three months of 2024 and 2023. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2028 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of March 31, 2024.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of March 31, 2024, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $37,600 derivative portfolio, counterparties are still required to post collateral. During the first three months of 2024, we received approximately $140 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2024, our debt ratio was 52.4%, compared to 55.9% at March 31, 2023 and 53.5% at December 31, 2023. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2024, we had interest rate swaps with a notional value of $1,750 and a fair value of $(2).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $35,825 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(3,195) at March 31, 2024. We had no rate locks at March 31, 2024.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2024.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
MARCH 31, 2024

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
•Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, an inability to secure component parts, lack of suppliers, general business disruption, workforce shortage, natural disasters, safety issues, vendor fraud, and economic and political instability, including disruptions in the capital markets, the outbreak of war or other hostilities, and public health emergencies.
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
•The impact from major equipment, software or other failures or errors that disrupt our networks or cyber incidents; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; or severe weather conditions or other natural disasters including earthquakes and forest fires, public health emergencies, energy shortages, wars or terrorist attacks.
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
•Our ability to successfully complete divestitures, as well as achieve our expectations regarding the financial impact of completed and/or pending transactions.
Readers are cautioned that other factors discussed in this report and our most recent Form 10-K, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2024
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2023 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the first quarter of 2024, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2024 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2024 - January 31, 2024	1,057,164	$16.60	—	143,731,972
February 1, 2024 - February 29, 2024	4,795,814	17.10	—	143,731,972
March 1, 2024 - March 31, 2024	3,343,743	17.18	—	143,731,972
Total	9,196,721	$17.07	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
[2]These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
MARCH 31, 2024
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 1, 2024	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer