Form 10-Q
period 2024-06-30
AT&T INC.
filed 2024-07-25
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

At July 18, 2024, there were 7,170,243,877 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Revenues
Service	$25,006	$24,850	$49,848	$49,467
Equipment	4,791	5,067	9,977	10,589
Total operating revenues	29,797	29,917	59,825	60,056

Operating Expenses
Cost of revenues
Equipment	4,815	5,056	9,958	10,714
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,627	6,771	13,438	13,444
Selling, general and administrative	7,043	7,009	14,064	14,184
Asset impairments and abandonments and restructuring	480	—	639	—
Depreciation and amortization	5,072	4,675	10,119	9,306
Total operating expenses	24,037	23,511	48,218	47,648
Operating Income	5,760	6,406	11,607	12,408
Other Income (Expense)
Interest expense	(1,699)	(1,608)	(3,423)	(3,316)
Equity in net income of affiliates	348	380	643	918
Other income (expense) — net	682	987	1,133	1,922
Total other income (expense)	(669)	(241)	(1,647)	(476)
Income Before Income Taxes	5,091	6,165	9,960	11,932
Income tax expense	1,142	1,403	2,260	2,717
Net Income	3,949	4,762	7,700	9,215
Less: Net Income Attributable to Noncontrolling Interest	(352)	(273)	(658)	(498)
Net Income Attributable to AT&T	$3,597	$4,489	$7,042	$8,717
Less: Preferred Stock Dividends	(51)	(52)	(101)	(104)
Net Income Attributable to Common Stock	$3,546	$4,437	$6,941	$8,613
Basic Earnings Per Share Attributable to Common Stock	$0.49	$0.61	$0.96	$1.19
Diluted Earnings Per Share Attributable to Common Stock	$0.49	$0.61	$0.96	$1.19
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,196	7,180	7,194	7,174
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,198	7,180	7,195	7,327
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$3,949	$4,762	$7,700	$9,215
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $(69), $88, $(61) and $140	(221)	264	(192)	457
Reclassification adjustment included in net income, net of taxes of $(14), $0, $(14) and $0	127	—	127	—
Securities:
Net unrealized gains (losses), net of taxes of $1, $(4), $(1) and $4	(7)	(11)	(17)	12
Reclassification adjustment included in net income, net of taxes of $1, $1, $3 and $2	4	2	10	5
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(65), $45, $(16) and $2	(260)	176	(49)	24
Reclassification adjustment included in net income, net of taxes of $4, $3, $7 and $6	10	11	22	23
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(123), $(161),$(246) and $(321)	(380)	(491)	(761)	(982)
Other comprehensive income (loss)	(727)	(49)	(860)	(461)
Total comprehensive income	3,222	4,713	6,840	8,754
Less: Total comprehensive income attributable to noncontrolling interest	(352)	(273)	(658)	(498)
Total Comprehensive Income Attributable to AT&T	$2,870	$4,440	$6,182	$8,256
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,093	$6,722
Accounts receivable – net of related allowances for credit loss of $443 and $499	9,686	10,289
Inventories	1,816	2,177
Prepaid and other current assets	15,273	17,270
Total current assets	29,868	36,458
Property, plant and equipment	342,607	339,891
Less: accumulated depreciation and amortization	(214,835)	(211,402)
Property, Plant and Equipment – Net	127,772	128,489
Goodwill – Net	67,854	67,854
Licenses – Net	127,279	127,219
Other Intangible Assets – Net	5,277	5,283
Investments in and Advances to Equity Affiliates	584	1,251
Operating Lease Right-Of-Use Assets	20,582	20,905
Other Assets	18,810	19,601
Total Assets	$398,026	$407,060
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$5,249	$9,477
Accounts payable and accrued liabilities	31,173	35,852
Advanced billings and customer deposits	3,981	3,778
Dividends payable	2,026	2,020
Total current liabilities	42,429	51,127
Long-Term Debt	125,355	127,854
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,918	58,666
Postemployment benefit obligation	8,744	8,734
Operating lease liabilities	17,174	17,568
Other noncurrent liabilities	24,082	23,696
Total deferred credits and other noncurrent liabilities	108,918	108,664
Redeemable Noncontrolling Interest	1,977	1,973
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at June 30, 2024 and December 31, 2023):
Series A (48,000 issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Series B (20,000 issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Series C (70,000 issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2024 and December 31, 2023: issued 7,620,748,598 at June 30, 2024 and December 31, 2023)	7,621	7,621
Additional paid-in capital	111,515	114,519
Retained earnings (deficit)	2	(5,015)
Treasury stock (450,513,074 at June 30, 2024 and 470,685,237 at December 31, 2023, at cost)	(15,268)	(16,128)
Accumulated other comprehensive income	1,440	2,300
Noncontrolling interest	14,037	14,145
Total stockholders’ equity	119,347	117,442
Total Liabilities and Stockholders’ Equity	$398,026	$407,060
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2024	2023
Operating Activities
Net Income	$7,700	$9,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,119	9,306
Provision for uncollectible accounts	942	929
Deferred income tax expense	1,203	1,836
Net (gain) loss on investments, net of impairments	185	(160)
Pension and postretirement benefit expense (credit)	(941)	(1,341)
Actuarial and settlement (gain) loss on pension and postretirement benefits - net	—	(74)
Asset impairments and abandonments and restructuring	639	—
Changes in operating assets and liabilities:
Receivables	130	1,342
Other current assets	1,149	1,106
Accounts payable and other accrued liabilities	(4,831)	(5,769)
Equipment installment receivables and related sales	(320)	(302)
Deferred customer contract acquisition and fulfillment costs	294	34
Postretirement claims and contributions	(93)	(556)
Other - net	464	1,034
Total adjustments	8,940	7,385
Net Cash Provided by Operating Activities	16,640	16,600
Investing Activities
Capital expenditures	(8,118)	(8,605)
Acquisitions, net of cash acquired	(270)	(515)
Dispositions	14	16
Distributions from DIRECTV in excess of cumulative equity in earnings	586	974
(Purchases), sales and settlements of securities and investments - net	1,147	(1,056)
Other - net	(336)	(55)
Net Cash Used in Investing Activities	(6,977)	(9,241)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	2,686	(914)
Issuance of other short-term borrowings	491	5,406
Repayment of other short-term borrowings	(2,487)	(867)
Issuance of long-term debt	2	9,633
Repayment of long-term debt	(6,910)	(7,609)
Repayment of note payable to DIRECTV	—	(130)
Payment of vendor financing	(1,391)	(3,756)
Purchase of treasury stock	(159)	(189)
Issuance of treasury stock	—	3
Issuance of preferred interests in subsidiary	—	7,151
Redemption of preferred interests in subsidiary	—	(5,333)
Dividends paid	(4,133)	(4,097)
Other - net	(1,392)	(828)
Net Cash Used in Financing Activities	(13,293)	(1,530)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(3,630)	$5,829
Cash and cash equivalents and restricted cash beginning of year	6,833	3,793
Cash and Cash Equivalents and Restricted Cash End of Period	$3,203	$9,622
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$111,599		$120,774		$114,519		$123,610
Preferred stock dividends		—		(36)		(98)		(134)
Common stock dividends ($0.2775, $0.2775, $0.5550 and $0.5550 per share)		(12)		(1,999)		(2,015)		(4,001)
Issuance of treasury stock		(3)		(3)		(416)		(368)
Share-based payments		83		97		(183)		(274)
Redemption or reclassification of interest held by noncontrolling owners		(152)		—		(292)		—
Balance at end of period		$111,515		$118,833		$111,515		$118,833
Retained Earnings (Deficit)
Balance at beginning of period		$(1,570)		$(15,187)		$(5,015)		$(19,415)
Net income attributable to AT&T		3,597		4,489		7,042		8,717
Preferred stock dividends		(36)		—		(36)		—
Common stock dividends ($0.2775, $0.0000, $0.2775 and $0.0000 per share)		(1,989)		—		(1,989)		—
Balance at end of period		$2		$(10,698)		$2		$(10,698)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(451)	$(15,277)	(472)	$(16,166)	(471)	$(16,128)	(493)	$(17,082)
Repurchase and acquisition of common stock	—	(2)	—	(1)	(9)	(159)	(10)	(189)
Reissuance of treasury stock	—	11	1	9	29	1,019	32	1,113
Balance at end of period	(451)	$(15,268)	(471)	$(16,158)	(451)	$(15,268)	(471)	$(16,158)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$2,167		$2,354		$2,300		$2,766
Other comprehensive income (loss) attributable to AT&T		(727)		(49)		(860)		(461)
Balance at end of period		$1,440		$2,305		$1,440		$2,305
Noncontrolling Interest[1]
Balance at beginning of period		$14,080		$8,950		$14,145		$8,957
Net income attributable to noncontrolling interest		317		267		587		492
Issuance and acquisition by noncontrolling owners		—		5,181		—		5,181
Redemption of noncontrolling interest		(41)		—		(58)		—
Distributions		(319)		(226)		(637)		(458)
Balance at end of period		$14,037		$14,172		$14,037		$14,172
Total Stockholders' Equity at beginning of period		$118,620		$108,346		$117,442		$106,457
Total Stockholders' Equity at end of period		$119,347		$116,075		$119,347		$116,075
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2024

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$3,546	$4,437	$6,941	$8,613
Dilutive potential common shares:
Mobility preferred interests	—	—	—	72
Share-based payment	—	—	—	7
Numerator for diluted earnings per share	$3,546	$4,437	$6,941	$8,692
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,196	7,180	7,194	7,174
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	—	—	142
Share-based payment (in shares)	2	—	1	11
Denominator for diluted earnings per share	7,198	7,180	7,195	7,327

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
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
Other comprehensive income (loss) before reclassifications	(192)		(17)		(49)		—		(258)
Amounts reclassified from accumulated OCI	127	1	10	1	22	2	(761)	3	(602)
Net other comprehensive income (loss)	(65)		(7)		(27)		(761)		(860)
Balance as of June 30, 2024	$(1,402)		$(64)		$(1,056)		$3,962		$1,440

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	457		12		24		—		493
Amounts reclassified from accumulated OCI	—	1	5	1	23	2	(982)	3	(954)
Net other comprehensive income (loss)	457		17		47		(982)		(461)
Balance as of June 30, 2023	$(1,343)		$(73)		$(1,951)		$5,672		$2,305
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

AT&T INC.
JUNE 30, 2024

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

For the three months ended June 30, 2024
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,480	$11,285	$9,195	$2,476	$6,719
Business Wireline	4,755	3,267	1,488	1,386	102
Consumer Wireline	3,347	2,249	1,098	914	184
Total Communications	28,582	16,801	11,781	4,776	7,005
Latin America - Mexico	1,103	925	178	172	6
Segment Total	29,685	17,726	11,959	4,948	7,011
Corporate and Other
Corporate:
DTV-related retained costs	—	116	(116)	102	(218)
Parent administration support	—	443	(443)	2	(445)
Securitization fees	29	150	(121)	—	(121)
Value portfolio	83	25	58	5	53
Total Corporate	112	734	(622)	109	(731)
Certain significant items	—	505	(505)	15	(520)
Total Corporate and Other	112	1,239	(1,127)	124	(1,251)
AT&T Inc.	$29,797	$18,965	$10,832	$5,072	$5,760

AT&T INC.
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,315	$11,579	$8,736	$2,123	$6,613
Business Wireline	5,279	3,550	1,729	1,333	396
Consumer Wireline	3,251	2,226	1,025	857	168
Total Communications	28,845	17,355	11,490	4,313	7,177
Latin America - Mexico	967	821	146	185	(39)
Segment Total	29,812	18,176	11,636	4,498	7,138
Corporate and Other
Corporate:
DTV-related retained costs	—	178	(178)	152	(330)
Parent administration support	(3)	332	(335)	2	(337)
Securitization fees	17	154	(137)	—	(137)
Value portfolio	91	24	67	6	61
Total Corporate	105	688	(583)	160	(743)
Certain significant items	—	(28)	28	17	11
Total Corporate and Other	105	660	(555)	177	(732)
AT&T Inc.	$29,917	$18,836	$11,081	$4,675	$6,406

For the six months ended June 30, 2024
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$41,074	$22,924	$18,150	$4,963	$13,187
Business Wireline	9,668	6,754	2,914	2,748	166
Consumer Wireline	6,697	4,505	2,192	1,795	397
Total Communications	57,439	34,183	23,256	9,506	13,750
Latin America - Mexico	2,166	1,808	358	349	9
Segment Total	59,605	35,991	23,614	9,855	13,759
Corporate and Other
Corporate:
DTV-related retained costs	—	250	(250)	222	(472)
Parent administration support	—	835	(835)	3	(838)
Securitization fees	55	315	(260)	—	(260)
Value portfolio	165	51	114	9	105
Total Corporate	220	1,451	(1,231)	234	(1,465)
Certain significant items	—	657	(657)	30	(687)
Total Corporate and Other	220	2,108	(1,888)	264	(2,152)
AT&T Inc.	$59,825	$38,099	$21,726	$10,119	$11,607

AT&T INC.
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$40,897	$23,792	$17,105	$4,221	$12,884
Business Wireline	10,610	7,173	3,437	2,663	774
Consumer Wireline	6,490	4,510	1,980	1,718	262
Total Communications	57,997	35,475	22,522	8,602	13,920
Latin America - Mexico	1,850	1,559	291	360	(69)
Segment Total	59,847	37,034	22,813	8,962	13,851
Corporate and Other
Corporate:
DTV-related retained costs	—	347	(347)	296	(643)
Parent administration support	(12)	706	(718)	3	(721)
Securitization fees	36	275	(239)	—	(239)
Value portfolio	185	52	133	11	122
Total Corporate	209	1,380	(1,171)	310	(1,481)
Certain significant items	—	(72)	72	34	38
Total Corporate and Other	209	1,308	(1,099)	344	(1,443)
AT&T Inc.	$60,056	$38,342	$21,714	$9,306	$12,408

The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Communications	$7,005	$7,177	$13,750	$13,920
Latin America	6	(39)	9	(69)
Segment Operating Income	7,011	7,138	13,759	13,851
Reconciling Items:
Corporate	(731)	(743)	(1,465)	(1,481)
Transaction and other costs	(35)	—	(67)	—
Amortization of intangibles acquired	(15)	(17)	(30)	(34)
Asset impairments and abandonments and restructuring	(480)	—	(639)	—
Benefit-related gains (losses)	10	28	49	72
AT&T Operating Income	5,760	6,406	11,607	12,408
Interest expense	1,699	1,608	3,423	3,316
Equity in net income of affiliates	348	380	643	918
Other income (expense) — net	682	987	1,133	1,922
Income Before Income Taxes	$5,091	$6,165	$9,960	$11,932

AT&T INC.
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended June 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$16,277	$—	$—	$699	$—	$16,976
Business service	—	4,571	—	—	—	4,571
Broadband	—	—	2,741	—	—	2,741
Legacy voice and data	—	—	323	—	62	385
Other	—	—	283	—	50	333
Total Service	16,277	4,571	3,347	699	112	25,006
Equipment	4,203	184	—	404	—	4,791
Total	$20,480	$4,755	$3,347	$1,103	$112	$29,797

For the three months ended June 30, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,745	$—	$—	$635	$—	$16,380
Business service	—	5,114	—	—	—	5,114
Broadband	—	—	2,561	—	—	2,561
Legacy voice and data	—	—	383	—	80	463
Other	—	—	307	—	25	332
Total Service	15,745	5,114	3,251	635	105	24,850
Equipment	4,570	165	—	332	—	5,067
Total	$20,315	$5,279	$3,251	$967	$105	$29,917

For the six months ended June 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$32,271	$—	$—	$1,389	$—	$33,660
Business service	—	9,271	—	—	—	9,271
Broadband	—	—	5,463	—	—	5,463
Legacy voice and data	—	—	665	—	124	789
Other	—	—	569	—	96	665
Total Service	32,271	9,271	6,697	1,389	220	49,848
Equipment	8,803	397	—	777	—	9,977
Total	$41,074	$9,668	$6,697	$2,166	$220	$59,825

AT&T INC.
JUNE 30, 2024

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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2024	2023
Deferred Acquisition Costs
Prepaid and other current assets	$3,176	$3,233
Other Assets	4,087	4,077
Total deferred customer contract acquisition costs	$7,263	$7,310
Deferred Fulfillment Costs
Prepaid and other current assets	$2,213	$2,340
Other Assets	3,533	3,843
Total deferred customer contract fulfillment costs	$5,746	$6,183

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2024	2023
Deferred acquisition cost amortization	$1,808	$1,688
Deferred fulfillment cost amortization	1,294	1,353
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
JUNE 30, 2024

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2024	2023
Contract asset	$6,492	$6,518
Current portion in “Prepaid and other current assets”	3,661	3,549
Contract liability	4,155	3,994
Current portion in “Advanced billings and customer deposits”	3,857	3,666

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $3,142.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,744, of which we expect to recognize approximately 72% by the end of 2025, with the balance recognized thereafter.
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
JUNE 30, 2024

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Pension cost:
Service cost – benefits earned during the period	$121	$122	$243	$243
Interest cost on projected benefit obligation	397	516	793	1,032
Expected return on assets	(552)	(715)	(1,105)	(1,429)
Amortization of prior service credit	(22)	(34)	(44)	(67)
Net pension (credit) cost before remeasurement	(56)	(111)	(113)	(221)
Actuarial (gain) loss	—	289	—	289
Settlement (gain) loss	—	(363)	—	(363)
Net pension (credit) cost	$(56)	$(185)	$(113)	$(295)

Postretirement cost:
Service cost – benefits earned during the period	$6	$6	$11	$12
Interest cost on accumulated postretirement benefit obligation	78	85	155	170
Expected return on assets	(16)	(33)	(30)	(66)
Amortization of prior service credit	(482)	(618)	(964)	(1,236)
Net postretirement (credit) cost	$(414)	$(560)	$(828)	$(1,120)
Combined net pension and postretirement (credit) cost	$(470)	$(745)	$(941)	$(1,415)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $16 and $18 in the second quarter and $33 and $37 for the first six months of 2024 and 2023, respectively.

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
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$126,253	$117,290	$133,402	$128,474
Commercial paper	2,693	2,693	2,091	2,091
Investment securities[2]	2,972	2,972	2,836	2,836
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2024 and December 31, 2023. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,087	$—	$—	$1,087
International equities	285	—	—	285
Fixed income equities	208	—	—	208
Available-for-Sale Debt Securities	—	1,169	—	1,169
Asset Derivatives
Cross-currency swaps	—	121	—	121
Liability Derivatives
Interest rate swaps	—	(1)	—	(1)
Cross-currency swaps	—	(3,794)	—	(3,794)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,002	$—	$—	$1,002
International equities	215	—	—	215
Fixed income equities	209	—	—	209
Available-for-Sale Debt Securities	—	1,228	—	1,228
Asset Derivatives
Cross-currency swaps	—	424	—	424
Liability Derivatives
Interest rate swaps	—	(2)	—	(2)
Cross-currency swaps	—	(3,601)	—	(3,601)

AT&T INC.
JUNE 30, 2024

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Total gains (losses) recognized on equity securities	$29	$82	$126	$165
Gains (losses) recognized on equity securities sold	(5)	(3)	(8)	1
Unrealized gains (losses) recognized on equity securities held at end of period	$34	$85	$134	$164

At June 30, 2024, available-for-sale debt securities totaling $1,169 have maturities as follows - less than one year: $62; one to three years: $192; three to five years: $116; five or more years: $799.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2024 and 2023, no ineffectiveness was measured on fair value hedges.

AT&T INC.
JUNE 30, 2024

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2024, we had posted collateral of $680 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in June, we would have been required to post additional collateral of $50. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $3,594. At December 31, 2023, we had posted collateral of $670 (a deposit asset) and held collateral of $5 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2024	2023
Interest rate swaps	$1,750	$1,750
Cross-currency swaps	35,351	38,006
Total	$37,101	$39,756

AT&T INC.
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2024	2023	2024	2023
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(1)	$(14)	$(1)	$(7)
Gain (loss) on long-term debt	1	14	1	7
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(178)	389	(424)	769
Gain (loss) on long-term debt	178	(389)	424	(769)
Gain (loss) recognized in accumulated OCI	(325)	222	(70)	40
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	—	4	—	11
Gain (loss) on long-term debt	—	(4)	—	(11)
Gain (loss) recognized in accumulated OCI	—	(3)	—	(6)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”
The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2024	2023	2024	2023
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$—	$2	$5	$(8)
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(14)	(14)	(29)	(29)

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
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net cash received (paid) from equipment installment receivables program[1]	$(674)	$(36)	$(553)	$(60)
Net cash received (paid) from revolving receivables program	(29)	1,000	247	1,000
Net cash received (paid) from other programs	—	(142)	—	(256)
Total net cash impact to cash flows from operating activities[2]	$(703)	$822	$(306)	$684
[1]Cash from initial sales of $2,532 and $2,656 for the three months and $5,406 and $5,185 for the six months ended June 30, 2024 and 2023, respectively.
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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	June 30, 2024		December 31, 2023
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,194	$1,260	$3,714	$924
Balance sheet classification
Accounts receivable
Notes receivable	1,581	—	1,695	—
Trade receivables	651	1,260	548	924
Other Assets
Noncurrent notes and trade receivables	962	—	1,471	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$12,210	$1,800	$12,027	$1,500
Cash proceeds received, net of remittances[1]	8,947	1,800	9,361	1,500
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
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross receivables sold[1]	$2,557	$2,687	$5,461	$5,247
Net receivables sold[2]	2,438	2,554	5,195	4,992
Cash proceeds received	2,532	2,656	5,406	5,185
Guarantee obligation recorded	217	242	483	448
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Fair value of repurchased receivables	$724	$765	$1,442	$1,306
Carrying value of beneficial interests	743	769	1,464	1,311
Gain (loss) on repurchases[1]	$(19)	$(4)	$(22)	$(5)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At June 30, 2024 and December 31, 2023, our beneficial interests were $2,764 and $2,270, respectively, of which $1,639 and $1,296 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2024 and December 31, 2023 was $299 and $385, respectively, of which $106 and $111 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During the first quarter of 2024, we expanded our revolving agreement to transfer up to $1,800 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $1,260 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

AT&T INC.
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of the revolving receivables sold:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross receivables sold/cash proceeds received[1]	$4,672	$1,000	$8,846	$1,000
Total collections under revolving agreement	4,672	—	8,546	—
Net cash proceeds received	$—	$1,000	$300	$1,000

Net receivables sold[2]	$4,549	$982	$8,612	$982
[1]Includes initial sales of receivables of $0 and $1,000 for the three months and $300 and $1,000 for the six months ended June 30, 2024 and 2023, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 9. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party.

At June 30, 2024, our investment in DIRECTV was $293. The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
DIRECTV’s earnings included in Equity in net income of affiliates	$350	$377	$674	$911

Distributions classified as operating activities	$350	$377	$674	$911
Distributions classified as investing activities	392	200	586	974
Cash distributions received from DIRECTV	$742	$577	$1,260	$1,885

For the three and six months ended June 30, 2024, we billed DIRECTV approximately $134 and $279 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

At June 30, 2024, we had accounts receivable from DIRECTV of $247 and accounts payable to DIRECTV of $50.

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

AT&T INC.
JUNE 30, 2024

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

Suppliers had elected to sell to the third-party financial institutions $3,059 and $2,844 of our outstanding payment obligations as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $3,432 of direct supplier financing outstanding at June 30, 2024 and $5,442 as of December 31, 2023, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the six months ended June 30, 2024 and 2023, we recorded vendor financing commitments related to capital investments of $523 and $1,341, respectively. We had $1,827 of vendor financing payables at June 30, 2024, with $883 included in “Accounts payable and accrued liabilities” and $2,833 of vendor financing payables at December 31, 2023, with $1,975 included in “Accounts payable and accrued liabilities.”

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$3,093	$9,528	$6,722	$3,701
Restricted cash in Prepaid and other current assets	1	1	2	1
Restricted cash in Other Assets	109	93	109	91
Cash and Cash Equivalents and Restricted Cash	$3,203	$9,622	$6,833	$3,793

AT&T INC.
JUNE 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Six months ended
	June 30,
Cash paid (received) during the period for:	2024	2023
Interest	$3,644	$3,604
Income taxes, net of refunds	299	335

The following table summarizes capital expenditures:
	Six months ended
	June 30,
	2024	2023
Purchase of property and equipment	$8,042	$8,515
Interest during construction - capital expenditures[1]	76	90
Total Capital Expenditures	$8,118	$8,605

The following table summarizes acquisitions, net of cash acquired:
	Six months ended
	June 30,
	2024	2023
Business acquisitions	$—	$—
Spectrum acquisitions	147	68
Interest during construction - spectrum[1]	123	447
Total Acquisitions	$270	$515
[1] Total capitalized interest was $199 and $537 for the six months ended June 30, 2024 and 2023, respectively.

AT&T INC.
JUNE 30, 2024

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating Revenues
Communications	$28,582	$28,845	(0.9)%	$57,439	$57,997	(1.0)%
Latin America - Mexico	1,103	967	14.1	2,166	1,850	17.1
Corporate	112	105	6.7	220	209	5.3
AT&T Operating Revenues	$29,797	$29,917	(0.4)%	$59,825	$60,056	(0.4)%

Operating Income
Communications	$7,005	$7,177	(2.4)%	$13,750	$13,920	(1.2)%
Latin America - Mexico	6	(39)	—	9	(69)	—
Segment Operating Income	7,011	7,138	(1.8)	13,759	13,851	(0.7)
Corporate	(731)	(743)	1.6	(1,465)	(1,481)	1.1
Certain significant items	(520)	11	—	(687)	38	—
AT&T Operating Income	$5,760	$6,406	(10.1)%	$11,607	$12,408	(6.5)%

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
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Second Quarter			Six-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating Revenues
Service	$25,006	$24,850	0.6%	$49,848	$49,467	0.8%
Equipment	4,791	5,067	(5.4)	9,977	10,589	(5.8)
Total Operating Revenues	29,797	29,917	(0.4)	59,825	60,056	(0.4)

Operating Expenses
Operations and support	18,965	18,836	0.7	38,099	38,342	(0.6)
Depreciation and amortization	5,072	4,675	8.5	10,119	9,306	8.7
Total Operating Expenses	24,037	23,511	2.2	48,218	47,648	1.2
Operating Income	5,760	6,406	(10.1)	11,607	12,408	(6.5)
Interest expense	1,699	1,608	5.7	3,423	3,316	3.2
Equity in net income of affiliates	348	380	(8.4)	643	918	(30.0)
Other income (expense) — net	682	987	(30.9)	1,133	1,922	(41.1)
Income Before Income Taxes	5,091	6,165	(17.4)	9,960	11,932	(16.5)
Net Income	3,949	4,762	(17.1)	7,700	9,215	(16.4)
Net Income Attributable to AT&T	3,597	4,489	(19.9)	7,042	8,717	(19.2)
Net Income Attributable to Common Stock	$3,546	$4,437	(20.1)%	$6,941	$8,613	(19.4)%

Operating revenues decreased in the second quarter and for the first six months of 2024, reflecting declines in Business Wireline service and Mobility equipment revenues, partially offset by Mobility service, Consumer Wireline and Mexico revenues.

Operations and support expenses increased in the second quarter and decreased for the first six months of 2024. The increase in the second quarter reflects $480 of restructuring charges primarily related to termination fees of a RAN vendor whose equipment is being phased out of our network as part of our network modernization programs. This increase is largely offset by lower Mobility equipment costs resulting from lower wireless sales volumes and expense declines from our continued transformation efforts.

Expense decreases for the first six months reflect lower Mobility equipment costs and our transformation efforts that were partially offset by higher restructuring charges associated with our deployment of Open RAN.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2024, primarily due to the shortening of estimated economic lives of wireless network equipment that will be replaced earlier than originally anticipated with our deployment of Open RAN. Also contributing to higher depreciation expense was the impact of ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Operating income decreased in the second quarter and for the first six months of 2024. Our operating income margin in the second quarter decreased from 21.4% in 2023 to 19.3% in 2024 and for the first six months decreased from 20.7% in 2023 to 19.4% in 2024.

Interest expense increased in the second quarter and for the first six months of 2024, primarily due to lower capitalized interest associated with spectrum acquisitions, partially offset by lower debt balances. Interest expense for the first six months of 2023 also included distributions on Mobility preferred interests, which were repurchased on April 5, 2023.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Equity in net income of affiliates decreased in the second quarter and for the first six months of 2024, primarily due to the performance of our investment in DIRECTV, which included our share of a gain on a sale-leaseback transaction by DIRECTV of approximately $100 in the first quarter of 2023 (see Note 9).

Other income (expense) – net decreased in the second quarter and for the first six months of 2024. The decreases were primarily driven by lower pension and postretirement benefit credits in 2024 and net actuarial and settlement gains in 2023 with no corresponding remeasurement in 2024 (see Note 6). Also contributing to the decrease for the first six months were first-quarter 2024 noncash impairments recognized on a held-for-sale business and an equity investment in a Latin America satellite business.

Income tax expense decreased in the second quarter and for the first six months of 2024, primarily due to lower income before income tax.

Our effective tax rate was 22.4% in the second quarter of 2024 and 22.7% for the first six months of 2024, versus 22.8% and 22.8% in the comparable periods in the prior year.

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Segment Operating Revenues
Mobility	$20,480	$20,315	0.8%	$41,074	$40,897	0.4%
Business Wireline	4,755	5,279	(9.9)	9,668	10,610	(8.9)
Consumer Wireline	3,347	3,251	3.0	6,697	6,490	3.2
Total Segment Operating Revenues	$28,582	$28,845	(0.9)%	$57,439	$57,997	(1.0)%

Segment Operating Income
Mobility	$6,719	$6,613	1.6%	$13,187	$12,884	2.4%
Business Wireline	102	396	(74.2)	166	774	(78.6)
Consumer Wireline	184	168	9.5	397	262	51.5
Total Segment Operating Income	$7,005	$7,177	(2.4)%	$13,750	$13,920	(1.2)%

Selected Subscribers and Connections
	June 30,
(in 000s)	2024	2023
Mobility Subscribers[1]	115,474	111,854
Total domestic broadband connections	15,352	15,304
Network access lines in service	3,702	4,677
VoIP connections	2,387	2,749
[1]Effective with our first-quarter 2024 reporting, we have removed connected devices from our total Mobility subscribers, consistent with industry standards and our key performance metrics. Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

Operating revenues decreased in the second quarter and for the first six months of 2024, primarily driven by declines in our Business Wireline business unit, which reflects lower demand for legacy services and product simplification, as well as the absence of revenues from our cybersecurity business that was contributed to a new cybersecurity joint venture LevelBlue in the second quarter of 2024. Revenue declines were also driven by lower Mobility equipment revenue. These decreases were partially offset by increases in our Mobility and Consumer Wireline business units, driven by gains in wireless and broadband services.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income decreased in the second quarter and for the first six months of 2024. Our Communications segment operating income margin in the second quarter decreased from 24.9% in 2023 to 24.5% in 2024 and for the first six months decreased from 24.0% in 2023 to 23.9% in 2024.

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating revenues
Service	$16,277	$15,745	3.4%	$32,271	$31,228	3.3%
Equipment	4,203	4,570	(8.0)	8,803	9,669	(9.0)
Total Operating Revenues	20,480	20,315	0.8	41,074	40,897	0.4

Operating expenses
Operations and support	11,285	11,579	(2.5)	22,924	23,792	(3.6)
Depreciation and amortization	2,476	2,123	16.6	4,963	4,221	17.6
Total Operating Expenses	13,761	13,702	0.4	27,887	28,013	(0.4)
Operating Income	$6,719	$6,613	1.6%	$13,187	$12,884	2.4%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	June 30,		Percent
(in 000s)	2024	2023	Change
Postpaid	87,999	85,846	2.5%
Postpaid phone	71,930	70,331	2.3
Prepaid	19,271	19,352	(0.4)
Reseller	8,204	6,656	23.3
Total Mobility Subscribers[1]	115,474	111,854	3.2%
[1]Effective with our first-quarter 2024 reporting, we have removed connected devices from our total Mobility subscribers, consistent with industry standards and our key performance metrics. Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	Second Quarter				Six-Month Period
			Percent				Percent
(in 000s)	2024	2023	Change		2024	2023	Change
Postpaid Phone Net Additions	419	326	28.5%		768	750	2.4%
Total Phone Net Additions	454	449	1.1		804	913	(11.9)

Postpaid[2]	593	464	27.8		982	1,006	(2.4)
Prepaid	82	167	(50.9)		83	207	(59.9)
Reseller	322	432	(25.5)		673	540	24.6
Mobility Net Subscriber Additions[1]	997	1,063	(6.2)%		1,738	1,753	(0.9)%

Postpaid Churn[3]	0.85%	0.95%	(10)	BP	0.87%	0.97%	(10)	BP
Postpaid Phone-Only Churn[3]	0.70%	0.79%	(9)	BP	0.71%	0.80%	(9)	BP
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 64 and (31) for the quarters ended June 30, 2024 and 2023 and 52 and (49) for the first six months ended June 30, 2024 and 2023. Wearables and other net adds were 110 and 169 for the quarters ended June 30, 2024 and 2023 and 162 and 305 for the first six months ended June 30, 2024 and 2023.

[3]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the second quarter and for the first six months of 2024. The increases are largely due to growth from subscriber gains and postpaid phone average revenue per subscriber (ARPU) growth.

ARPU
ARPU increased in the second quarter and for the first six months of 2024, reflecting pricing actions.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the second quarter and for the first six months of 2024.

Equipment revenue decreased in the second quarter and for the first six months of 2024, primarily driven by lower wireless sales volumes.

Operations and support expenses decreased in the second quarter and for the first six months of 2024, primarily due to lower equipment costs driven by lower device sales.

Depreciation expense increased in the second quarter and for the first six months of 2024, primarily due to shortening of estimated economic lives of wireless equipment that will be replaced earlier than originally anticipated with our Open RAN deployment and network transformation, and ongoing capital spending for network upgrades and expansion, which we expect to continue through the remainder of 2024.

Operating income increased in the second quarter and for the first six months of 2024. Our Mobility operating income margin in the second quarter increased from 32.6% in 2023 to 32.8% in 2024 and for the first six months increased from 31.5% in 2023 to 32.1% in 2024. Our Mobility EBITDA margin in the second quarter increased from 43.0% in 2023 to 44.9% in 2024 and for the first six months increased from 41.8% in 2023 to 44.2% in 2024. EBITDA is defined as operating income excluding depreciation and amortization.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating revenues
Service	$4,571	$5,114	(10.6)%	$9,271	$10,314	(10.1)%
Equipment	184	165	11.5	397	296	34.1
Total Operating Revenues	4,755	5,279	(9.9)	9,668	10,610	(8.9)

Operating expenses
Operations and support	3,267	3,550	(8.0)	6,754	7,173	(5.8)
Depreciation and amortization	1,386	1,333	4.0	2,748	2,663	3.2
Total Operating Expenses	4,653	4,883	(4.7)	9,502	9,836	(3.4)
Operating Income	$102	$396	(74.2)%	$166	$774	(78.6)%

Service revenues decreased in the second quarter and for the first six months of 2024, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue. Revenue declines also reflect the absence of revenues from our cybersecurity business that was contributed to LevelBlue.

Equipment revenues increased in the second quarter and for the first six months of 2024, driven by higher customer premises equipment sales, which are nonrecurring in nature.

Operations and support expenses decreased in the second quarter and for the first six months of 2024, primarily driven by lower personnel costs associated with ongoing transformation initiatives, and lower network access and customer support expenses. Partially offsetting the decreases were higher vendor credits in the second quarter of 2023 and higher equipment costs for the six-month period. Expense declines also reflect the contribution of our cybersecurity business. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2024 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the second quarter and for the first six months of 2024, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to continue through the remainder of 2024.

Operating income decreased in the second quarter and for the first six months of 2024. Our Business Wireline operating income margin in the second quarter decreased from 7.5% in 2023 to 2.1% in 2024 and for the first six months decreased from 7.3% in 2023 to 1.7% in 2024. Our Business Wireline EBITDA margin in the second quarter decreased from 32.8% in 2023 to 31.3% in 2024 and for the first six months decreased from 32.4% in 2023 to 30.1% in 2024.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating revenues
Broadband	$2,741	$2,561	7.0%	$5,463	$5,088	7.4%
Legacy voice and data services	323	383	(15.7)	665	779	(14.6)
Other service and equipment	283	307	(7.8)	569	623	(8.7)
Total Operating Revenues	3,347	3,251	3.0	6,697	6,490	3.2

Operating expenses
Operations and support	2,249	2,226	1.0	4,505	4,510	(0.1)
Depreciation and amortization	914	857	6.7	1,795	1,718	4.5
Total Operating Expenses	3,163	3,083	2.6	6,300	6,228	1.2
Operating Income	$184	$168	9.5%	$397	$262	51.5%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	June 30,		Percent
(in 000s)	2024	2023	Change
Broadband Connections
Total Broadband and DSL Connections	13,962	13,895	0.5%
Broadband[1]	13,836	13,695	1.0
Fiber Broadband Connections	8,798	7,738	13.7

Voice Connections
Retail Consumer Switched Access Lines	1,468	1,829	(19.7)
Consumer VoIP Connections	1,794	2,126	(15.6)
Total Retail Consumer Voice Connections	3,262	3,955	(17.5)%
[1]Includes AT&T Internet Air.

Broadband Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2024	2023	Change	2024	2023	Change
Total Broadband and DSL Net Additions	32	(54)	—%	72	(96)	—%
Broadband Net Additions[1]	52	(35)	—	107	(58)	—
Fiber Broadband Net Additions	239	251	(4.8)%	491	523	(6.1)%
[1]Includes AT&T Internet Air.

Broadband revenues increased in the second quarter and for the first six months of 2024, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU due to prior-year promotional pricing, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2024, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other service and equipment revenues decreased in the second quarter and for the first six months of 2024, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses increased in the second quarter and decreased for the first six months of 2024. Expense increases in the second quarter were primarily due to higher network-related costs as our fiber build scales, largely offset by lower customer support costs. Expense decreases for the first six months were driven by lower customer support costs and operating taxes that were offset by higher network-related costs.

Depreciation expense increased in the second quarter and for the first six months of 2024, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to continue through the remainder of 2024.

Operating income increased in the second quarter and for the first six months of 2024. Our Consumer Wireline operating income margin in the second quarter increased from 5.2% in 2023 to 5.5% in 2024 and for the first six months increased from 4.0% in 2023 to 5.9% in 2024. Our Consumer Wireline EBITDA margin in the second quarter increased from 31.5% in 2023 to 32.8% in 2024 and for the first six months increased from 30.5% in 2023 to 32.7% in 2024.

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
	2024	2023	Percent Change	2024	2023	Percent Change
Segment Operating Revenues
Service	$699	$635	10.1%	$1,389	$1,226	13.3%
Equipment	404	332	21.7	777	624	24.5
Total Segment Operating Revenues	1,103	967	14.1	2,166	1,850	17.1

Segment Operating Expenses
Operations and support	925	821	12.7	1,808	1,559	16.0
Depreciation and amortization	172	185	(7.0)	349	360	(3.1)
Total Segment Operating Expenses	1,097	1,006	9.0	2,157	1,919	12.4
Operating Income (Loss)	$6	$(39)	—%	$9	$(69)	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
	June 30,		Percent
(in 000s)	2024	2023	Change
Mexico Wireless Subscribers
Postpaid	5,494	5,030	9.2%
Prepaid	16,809	16,196	3.8
Reseller	333	463	(28.1)
Total Mexico Wireless Subscribers	22,636	21,689	4.4%

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mexico Wireless Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2024	2023	Change	2024	2023	Change
Mexico Wireless Net Additions
Postpaid	142	56	—%	258	105	—%
Prepaid	67	50	34.0	146	(8)	—
Reseller	(32)	(30)	(6.7)	(84)	(11)	—
Total Mexico Wireless Net Additions	177	76	—%	320	86	—%

Service revenues increased in the second quarter and for the first six months of 2024. The increase in the second quarter was primarily due to growth in subscribers and ARPU, as well as favorable foreign exchange impacts. The increase for the first six months reflects favorable exchange rates primarily from the first quarter of 2024, with subscriber and ARPU growth also contributing to higher revenues.

Equipment revenues increased in the second quarter and for the first six months of 2024, primarily driven by higher equipment sales and favorable foreign exchange impacts.

Operations and support expenses increased in the second quarter and for the first six months of 2024, primarily due to increased equipment and selling costs resulting from higher sales and unfavorable impact of foreign exchange. Approximately 4% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense decreased in the second quarter and for the first six months of 2024, primarily driven by lower in-service assets, partially offset by unfavorable impact of foreign exchange.

Operating income improved in the second quarter and for the first six months of 2024. Our Mexico operating income margin in the second quarter increased from (4.0)% in 2023 to 0.5% in 2024 and for the first six months increased from (3.7)% in 2023 to 0.4% in 2024. Our Mexico EBITDA margin in the second quarter increased from 15.1% in 2023 to 16.1% in 2024 and for the first six months increased from 15.7% in 2023 to 16.5% in 2024.

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

Until 2015, the FCC classified fixed and mobile consumer broadband internet access services as information services subject to minimal regulation. In 2015, the FCC reclassified such services as telecommunications services subject to broader regulation by the FCC and imposed “net neutrality rules.” Since then, the FCC has twice reversed course, most recently again reclassifying such services as telecommunications services subject to broader regulation by the FCC in an order adopted on April 25, 2024, and scheduled to take effect on July 22, 2024. Multiple trade associations and other parties have challenged the FCC’s

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

reclassification decision in appeals consolidated in the U.S. Court of Appeals for the Sixth Circuit. The trade associations have petitioned the Sixth Circuit to stay the FCC’s order. On July 12, 2024, the Sixth Circuit issued a temporary administrative stay of the FCC order until August 5, 2024, and requested additional briefing from the parties on the impact of the recent United States Supreme Court decision in Loper Bright Enterprises v. Raimondo.

Since 2018, some states have adopted legislation or issued executive orders that established state net neutrality rules, including California and Vermont. We expect additional states may seek to impose net neutrality and other requirements on broadband in the future.

On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas through the Broadband, Equity, Access, and Deployment (BEAD) Programs. NTIA and states are in the process of administering these grants. Where appropriate, AT&T has applied for, and in some cases has been awarded, and may continue to apply for grants under this or other government infrastructure programs. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, replacing the Emergency Broadband Benefit program (established in December 2020 by the Consolidated Appropriations Act, 2021). Qualifying customers can receive up to thirty dollars per month (or seventy-five dollars per month for those on Tribal lands) to assist with their internet bill. AT&T participated in the ACP program. On March 4, 2024, the FCC announced that absent additional funding from Congress, April 2024 would be the last fully funded month for the ACP benefit. The ACP has now ended.

On November 15, 2023, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules, which became effective March 22, 2024, prohibit covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race, and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly apply prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband, including deployment, marketing, and credit checks, among other things. We may be required to answer complaints alleging that the company has violated the FCC rules and those complaints may seek relief, including changes to our business practices or civil forfeitures that could result in significant costs or reputational harm. It is currently uncertain how the FCC will implement and enforce these new rules. Several business and consumer-oriented associations have filed appeals challenging the rules and those appeals have been consolidated in the Eighth Circuit.

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

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

For six months ended June 30,	2024	2023
Cash provided by operating activities	$16,640	$16,600
Cash used in investing activities	(6,977)	(9,241)
Cash used in financing activities	(13,293)	(1,530)

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$3,093	$6,722
Total debt	130,604	137,331

We had $3,093 in cash and cash equivalents available at June 30, 2024, decreasing $3,629 since December 31, 2023. Cash and cash equivalents included cash of $1,094 and money market funds and other cash equivalents of $1,999. Approximately $1,397 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

For the first six months of 2024, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of commercial paper and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses. The cash generated from operating activities was used to repay short-term borrowings and long-term debt, funding capital expenditures and vendor financing payments, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities
During the first six months of 2024, cash provided by operating activities was $16,640, compared to $16,600 for the first six months of 2023, reflecting operational growth and timing of working capital associated with device payments, as well as the first-quarter 2024 expansion of committed, cost-efficient receivable sales programs.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $2,120 and $2,100 for the six months ended June 30, 2024 and 2023, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Used in Investing Activities
For the first six months of 2024, cash used in investing activities totaled $6,977 and consisted primarily of $8,118 (including interest during construction) for capital expenditures. During the first six months of 2024, we also paid $266 in cash on FirstNet sustainability payment. During the first six months of 2024, we received a return of investment of $586 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 9).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first six months of 2024, vendor financing payments were $1,391, compared to $3,756 for the first six months of 2023. Capital expenditures for the first six months of 2024 were $8,118, and when including $1,391 cash paid for vendor financing, capital investment was $9,509 ($2,852 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months of 2024, we placed $523 of productive assets (primarily software) in service under vendor

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

financing arrangements (compared to $1,341 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first six months of 2024, cash used in financing activities totaled $13,293 and was comprised of debt issuances and repayments, payments of dividends and vendor financing payments.

A tabular summary of our debt activities for the six months ended June 30, 2024 is as follows:

	First Quarter	Second Quarter	Six months ended June 30, 2024
Net commercial paper borrowings	$428	$262	$690

Repayments
USD notes	$(2,300)	$(1,615)	$(3,915)
EUR notes	(2,181)	(32)	(2,213)
CAD notes	—	(442)	(442)
Other	(204)	(136)	(340)
Repayments of long-term debt	$(4,685)	$(2,225)	$(6,910)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of June 30, 2024 and as of December 31, 2023. We had $126,253 of total notes and debentures outstanding at June 30, 2024. This also included Euro, British pound sterling, Canadian dollar, Swiss franc, and Australian dollar denominated debt that totaled approximately $32,113.

At June 30, 2024, we had $5,249 of debt maturing within one year, consisting of $2,693 of commercial paper borrowings and $2,556 of long-term debt issuances. The weighted average interest rate on our outstanding short-term borrowings was approximately 5.5% as of June 30, 2024 and 6.0% as of December 31, 2023.

For the first six months of 2024, we paid $1,391 of cash under our vendor financing program, compared to $3,756 in the prior-year comparable period. Total vendor financing payables included in our June 30, 2024 consolidated balance sheet were $1,827, with $883 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At June 30, 2024, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $4,133 during the first six months of 2024, compared with $4,097 for the first six months of 2023.

Dividends on common stock declared by our Board of Directors totaled $0.5550 per share in the first six months of 2024 and 2023. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2028 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of June 30, 2024.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

AT&T INC.
JUNE 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of June 30, 2024, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $37,100 derivative portfolio, counterparties are still required to post collateral. During the first six months of 2024, we posted approximately $15 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2024, our debt ratio was 51.8%, compared to 54.8% at June 30, 2023 and 53.5% at December 31, 2023. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

CRITICAL ACCOUNTING ESTIMATES

Asset Valuations and Impairments As discussed in Note 1 of our 2023 Annual Report on Form 10-K, goodwill and other indefinite-lived assets are tested for impairment at least annually as of October 1, generally utilizing a quantitative approach. While an interim quantitative impairment was not warranted in the second quarter of 2024, because of the industry-wide secular decline of legacy voice, which has led to a faster-than-anticipated rate of decline for our legacy voice services in our Business Wireline reporting unit, and the potential of sustained higher discount rates, it is possible that the book values of one or more of our reporting units will exceed their respective fair values, which may result in the recognition of a noncash impairment of goodwill and/or indefinite-lived intangible assets in the third or fourth quarters of 2024 that could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2024, we had interest rate swaps with a notional value of $1,750 and a fair value of $(1).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $35,351 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(3,673) at June 30, 2024. We had no rate locks at June 30, 2024.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2024.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
JUNE 30, 2024

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
JUNE 30, 2024
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2023 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

Cyberattacks impacting our networks, systems or data or those of our suppliers or vendors may have a material adverse effect on our operations or results of operations.

Cyberattacks – including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems or accessing our data and those of our suppliers, vendors and other service providers – could have a material adverse effect on our operations or results of operations. Cyberattacks can cause equipment or network failures, copying or loss of information, including sensitive personal information of customers or employees or proprietary information, as well as disruptions to our or our customers’, suppliers’ or vendors’ operations, which could result in significant expenses, potential investigations and legal liability, a loss of current or future customers and reputational damage. As our networks evolve, they are becoming increasingly reliant on software and cloud technologies to handle growing demands for data consumption. Cyberattacks against the Company and its suppliers and vendors have occurred in the past, will continue to occur in the future and are increasing in frequency, scope and potential harm over time. For example, in July 2024, the Company disclosed a cybersecurity incident on Item 1.05 of Form 8-K relating to the copying of mobile customer call data.

Due to the complexity and interconnectedness of our systems and those of our suppliers, vendors and other service providers, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Further, the use of artificial intelligence and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers. In addition, despite our efforts to detect unlawful intrusions, an attack may persist for an extended period of time before being detected, and, following detection, it may take considerable time for us to obtain sufficient information about the nature, scope and timing of the incident as well as the impact or reasonably likely impact on us. Indeed, as cyberattacks become increasingly sophisticated, a post-attack investigation may not be able to ascertain the entire scope of the attack’s impact.

Extensive and costly efforts are undertaken to develop and test systems before deployment and to conduct ongoing monitoring and updating to prevent and withstand such attacks. While, to date, we have not been subject to a cyberattack that has had a material adverse effect on our operations or results of operations, the preventive actions we take, or our suppliers or vendors take, to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

AT&T INC.
JUNE 30, 2024

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2024 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2024 - April 30, 2024	57,168	$17.38	—	143,731,972
May 1, 2024 - May 31, 2024	22,588	17.34	—	143,731,972
June 1, 2024 - June 30, 2024	11,225	18.05	—	143,731,972
Total	90,981	$17.45	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
[2]These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
JUNE 30, 2024
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	AT&T Cash Deferral Plan as amended May 16, 2024
10.2	AT&T Stock Purchase and Deferral Plan as amended May 16, 2024
10.3	AT&T Inc. Health Plan effective January 1, 2025
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

July 25, 2024	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer