Form 10-Q
period 2024-09-30
AT&T INC.
filed 2024-10-29
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
Yes ☐ No ☒

At October 24, 2024, there were 7,175,289,157 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Revenues
Service	$25,134	$25,112	$74,982	$74,579
Equipment	5,079	5,238	15,056	15,827
Total operating revenues	30,213	30,350	90,038	90,406

Operating Expenses
Cost of revenues
Equipment	4,933	5,219	14,891	15,933
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,697	6,835	20,135	20,279
Selling, general and administrative	6,958	7,205	21,022	21,389
Asset impairments and abandonments and restructuring	4,422	604	5,061	604
Depreciation and amortization	5,087	4,705	15,206	14,011
Total operating expenses	28,097	24,568	76,315	72,216
Operating Income	2,116	5,782	13,723	18,190
Other Income (Expense)
Interest expense	(1,675)	(1,662)	(5,098)	(4,978)
Equity in net income of affiliates	272	420	915	1,338
Other income (expense) — net	717	440	1,850	2,362
Total other income (expense)	(686)	(802)	(2,333)	(1,278)
Income Before Income Taxes	1,430	4,980	11,390	16,912
Income tax expense	1,285	1,154	3,545	3,871
Net Income	145	3,826	7,845	13,041
Less: Net Income Attributable to Noncontrolling Interest	(319)	(331)	(977)	(829)
Net Income (Loss) Attributable to AT&T	$(174)	$3,495	$6,868	$12,212
Less: Preferred Stock Dividends	(52)	(51)	(153)	(155)
Net Income (Loss) Attributable to Common Stock	$(226)	$3,444	$6,715	$12,057
Basic Earnings (Loss) Per Share Attributable to Common Stock	$(0.03)	$0.48	$0.93	$1.67
Diluted Earnings (Loss) Per Share Attributable to Common Stock	$(0.03)	$0.48	$0.93	$1.67
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,202	7,185	7,197	7,178
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,208	7,185	7,200	7,280
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$145	$3,826	$7,845	$13,041
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $(107), $(29), $(168) and $111	(137)	(90)	(329)	367
Reclassification adjustment included in net income, net of taxes of $0, $0, $(14) and $0	—	—	127	—
Securities:
Net unrealized gains (losses), net of taxes of $6, $(12), $5 and $(8)	30	(37)	13	(25)
Reclassification adjustment included in net income, net of taxes of $0, $1, $3 and $3	—	2	10	7
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(102), $211, $(118) and $213	(315)	843	(364)	867
Reclassification adjustment included in net income, net of taxes of $4, $3, $11 and $9	11	12	33	35
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(123), $(160),$(369) and $(481)	(381)	(490)	(1,142)	(1,472)
Other comprehensive income (loss)	(792)	240	(1,652)	(221)
Total comprehensive income (loss)	(647)	4,066	6,193	12,820
Less: Total comprehensive income attributable to noncontrolling interest	(319)	(331)	(977)	(829)
Total Comprehensive Income (Loss) Attributable to AT&T	$(966)	$3,735	$5,216	$11,991
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,586	$6,722
Accounts receivable – net of related allowances for credit loss of $403 and $499	9,068	10,289
Inventories	2,529	2,177
Prepaid and other current assets	15,616	17,270
Total current assets	29,799	36,458
Property, plant and equipment	346,030	339,891
Less: accumulated depreciation and amortization	(218,066)	(211,402)
Property, Plant and Equipment – Net	127,964	128,489
Goodwill – Net	63,432	67,854
Licenses – Net	127,134	127,219
Other Intangible Assets – Net	5,256	5,283
Investments in and Advances to Equity Affiliates	281	1,251
Operating Lease Right-Of-Use Assets	20,779	20,905
Other Assets	19,074	19,601
Total Assets	$393,719	$407,060
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$2,637	$9,477
Accounts payable and accrued liabilities	31,935	35,852
Advanced billings and customer deposits	4,059	3,778
Dividends payable	2,027	2,020
Total current liabilities	40,658	51,127
Long-Term Debt	126,375	127,854
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,461	58,666
Postemployment benefit obligation	8,750	8,734
Operating lease liabilities	17,331	17,568
Other noncurrent liabilities	23,884	23,696
Total deferred credits and other noncurrent liabilities	108,426	108,664
Redeemable Noncontrolling Interest	1,978	1,973
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at September 30, 2024 and December 31, 2023):
Series A (48,000 issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Series B (20,000 issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Series C (70,000 issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2024 and December 31, 2023: issued 7,620,748,598 at September 30, 2024 and December 31, 2023)	7,621	7,621
Additional paid-in capital	109,354	114,519
Retained (deficit) earnings	(185)	(5,015)
Treasury stock (446,348,901 at September 30, 2024 and 470,685,237 at December 31, 2023, at cost)	(15,087)	(16,128)
Accumulated other comprehensive income	648	2,300
Noncontrolling interest	13,931	14,145
Total stockholders’ equity	116,282	117,442
Total Liabilities and Stockholders’ Equity	$393,719	$407,060
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2024	2023
Operating Activities
Net Income	$7,845	$13,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,206	14,011
Provision for uncollectible accounts	1,431	1,409
Deferred income tax expense	1,811	3,163
Net (gain) loss on investments, net of impairments	88	335
Pension and postretirement benefit expense (credit)	(1,412)	(1,966)
Actuarial and settlement (gain) loss on pension and postretirement benefits - net	—	(145)
Asset impairments and abandonments and restructuring	5,061	604
Changes in operating assets and liabilities:
Receivables	574	1,173
Inventories, prepaid and other current assets	147	57
Accounts payable and other accrued liabilities	(4,503)	(5,062)
Equipment installment receivables and related sales	(899)	(56)
Deferred customer contract acquisition and fulfillment costs	490	47
Postretirement claims and contributions	(129)	(715)
Other - net	1,165	1,040
Total adjustments	19,030	13,895
Net Cash Provided by Operating Activities	26,875	26,936
Investing Activities
Capital expenditures	(13,420)	(13,252)
Acquisitions, net of cash acquired	(322)	(923)
Dispositions	66	66
Distributions from DIRECTV in excess of cumulative equity in earnings	928	1,447
(Purchases), sales and settlements of securities and investments - net	1,153	(1,043)
Other - net	(532)	(81)
Net Cash Used in Investing Activities	(12,127)	(13,786)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	—	(914)
Issuance of other short-term borrowings	491	5,406
Repayment of other short-term borrowings	(2,487)	(979)
Issuance of long-term debt	4	9,633
Repayment of long-term debt	(7,113)	(11,889)
Repayment of note payable to DIRECTV	—	(130)
Payment of vendor financing	(1,571)	(4,736)
Purchase of treasury stock	(202)	(190)
Issuance of treasury stock	2	3
Issuance of preferred interests in subsidiary	—	7,151
Redemption of preferred interests in subsidiary	—	(5,333)
Dividends paid	(6,171)	(6,116)
Other - net	(1,808)	(1,190)
Net Cash Used in Financing Activities	(18,855)	(9,284)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(4,107)	$3,866
Cash and cash equivalents and restricted cash beginning of year	6,833	3,793
Cash and Cash Equivalents and Restricted Cash End of Period	$2,726	$7,659
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$111,515		$118,833		$114,519		$123,610
Preferred stock dividends		(36)		(36)		(134)		(170)
Common stock dividends ($0.2775, $0.2775, $0.8325 and $0.8325 per share)		(1,992)		(1,997)		(4,007)		(5,998)
Issuance of treasury stock		(84)		(3)		(500)		(371)
Share-based payments		(49)		93		(232)		(181)
Redemption or reclassification of interest held by noncontrolling owners		—		—		(292)		—
Balance at end of period		$109,354		$116,890		$109,354		$116,890
Retained (Deficit) Earnings
Balance at beginning of period		$2		$(10,698)		$(5,015)		$(19,415)
Net income (loss) attributable to AT&T		(174)		3,495		6,868		12,212
Preferred stock dividends		—		—		(36)		—
Common stock dividends ($0.2775, $0.0000, $0.5550 and $0.0000 per share)		(13)		—		(2,002)		—
Balance at end of period		$(185)		$(7,203)		$(185)		$(7,203)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(451)	$(15,268)	(471)	$(16,158)	(471)	$(16,128)	(493)	$(17,082)
Repurchase and acquisition of common stock	(2)	(43)	—	(1)	(11)	(202)	(10)	(190)
Reissuance of treasury stock	7	224	—	9	36	1,243	32	1,122
Balance at end of period	(446)	$(15,087)	(471)	$(16,150)	(446)	$(15,087)	(471)	$(16,150)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of period		$1,440		$2,305		$2,300		$2,766
Other comprehensive income (loss) attributable to AT&T		(792)		240		(1,652)		(221)
Balance at end of period		$648		$2,545		$648		$2,545
Noncontrolling Interest[1]
Balance at beginning of period		$14,037		$14,172		$14,145		$8,957
Net income attributable to noncontrolling interest		283		295		870		787
Issuance and acquisition by noncontrolling owners		—		(1)		—		5,180
Redemption of noncontrolling interest		—		—		(58)		—
Distributions		(389)		(314)		(1,026)		(772)
Balance at end of period		$13,931		$14,152		$13,931		$14,152
Total Stockholders' Equity at beginning of period		$119,347		$116,075		$117,442		$106,457
Total Stockholders' Equity at end of period		$116,282		$117,855		$116,282		$117,855
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2024

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

Goodwill Impairment During the third quarter of 2024, we updated the long-term strategic plan of our Business Wireline reporting unit. The updated plans reflected lower long-term projected future cash flows associated with the industry-wide secular decline, including a faster-than-previously anticipated decline of legacy services. We identified this as an impairment indicator and performed an interim quantitative goodwill impairment test of our Business Wireline reporting unit. The interim impairment test methodology was consistent with our approach for annual impairment testing, using similar models updated with our current view of key inputs and assumptions. We concluded that the calculated fair value of the Business Wireline reporting unit was lower than the book value, resulting in a goodwill impairment. As a result, in the third quarter of 2024, we recorded a noncash goodwill impairment charge of $4,422 in our consolidated statements of income, which represented the entirety of Business Wireline reporting unit goodwill. “Goodwill – Net” included on our consolidated balance sheet at September 30, 2024 totaled $63,432, which is attributable to our Mobility and Consumer Wireline reporting units in the Communications segment. No indicators of impairment were identified for our Mobility and Consumer Wireline reporting units.

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerators
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Common Stock	$(226)	$3,444	$6,715	$12,057
Dilutive potential common shares:
Mobility preferred interests	—	—	—	72
Share-based payment	—	—	—	10
Numerator for diluted earnings per share	$(226)	$3,444	$6,715	$12,139
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,202	7,185	7,197	7,178
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	—	—	95
Share-based payment (in shares)[1]	6	—	3	7
Denominator for diluted earnings per share	7,208	7,185	7,200	7,280
[1]For the three months ended September 30, 2024, dilutive potential common shares are not included in the computation of diluted earnings per share because their effect is antidilutive as a result of the net loss attributable to common stock.

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
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
Other comprehensive income (loss) before reclassifications	(329)		13		(364)		—		(680)
Amounts reclassified from accumulated OCI	127	1	10	1	33	2	(1,142)	3	(972)
Net other comprehensive income (loss)	(202)		23		(331)		(1,142)		(1,652)
Balance as of September 30, 2024	$(1,539)		$(34)		$(1,360)		$3,581		$648

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	367		(25)		867		—		1,209
Amounts reclassified from accumulated OCI	—	1	7	1	35	2	(1,472)	3	(1,430)
Net other comprehensive income (loss)	367		(18)		902		(1,472)		(221)
Balance as of September 30, 2023	$(1,433)		$(108)		$(1,096)		$5,182		$2,545
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
SEPTEMBER 30, 2024

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

“Interest expense,” “Other income (expense) – net” and “Equity in net income of affiliates” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

For the three months ended September 30, 2024
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$21,052	$11,559	$9,493	$2,490	$7,003
Business Wireline	4,606	3,250	1,356	1,399	(43)
Consumer Wireline	3,416	2,296	1,120	924	196
Total Communications	29,074	17,105	11,969	4,813	7,156
Latin America - Mexico	1,022	854	168	158	10
Segment Total	30,096	17,959	12,137	4,971	7,166
Corporate and Other
Corporate:
DTV-related retained costs	—	107	(107)	95	(202)
Parent administration support	—	401	(401)	2	(403)
Securitization fees	31	134	(103)	—	(103)
Value portfolio	86	26	60	6	54
Total Corporate	117	668	(551)	103	(654)
Certain significant items	—	4,383	(4,383)	13	(4,396)
Total Corporate and Other	117	5,051	(4,934)	116	(5,050)
AT&T Inc.	$30,213	$23,010	$7,203	$5,087	$2,116

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,692	$11,795	$8,897	$2,134	$6,763
Business Wireline	5,221	3,526	1,695	1,345	350
Consumer Wireline	3,331	2,300	1,031	871	160
Total Communications	29,244	17,621	11,623	4,350	7,273
Latin America - Mexico	992	837	155	184	(29)
Segment Total	30,236	18,458	11,778	4,534	7,244
Corporate and Other
Corporate:
DTV-related retained costs	—	167	(167)	144	(311)
Parent administration support	(1)	333	(334)	1	(335)
Securitization fees	25	164	(139)	—	(139)
Value portfolio	90	25	65	5	60
Total Corporate	114	689	(575)	150	(725)
Certain significant items	—	716	(716)	21	(737)
Total Corporate and Other	114	1,405	(1,291)	171	(1,462)
AT&T Inc.	$30,350	$19,863	$10,487	$4,705	$5,782

For the nine months ended September 30, 2024
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$62,126	$34,483	$27,643	$7,453	$20,190
Business Wireline	14,274	10,004	4,270	4,147	123
Consumer Wireline	10,113	6,801	3,312	2,719	593
Total Communications	86,513	51,288	35,225	14,319	20,906
Latin America - Mexico	3,188	2,662	526	507	19
Segment Total	89,701	53,950	35,751	14,826	20,925
Corporate and Other
Corporate:
DTV-related retained costs	—	357	(357)	317	(674)
Parent administration support	—	1,236	(1,236)	5	(1,241)
Securitization fees	86	449	(363)	—	(363)
Value portfolio	251	77	174	15	159
Total Corporate	337	2,119	(1,782)	337	(2,119)
Certain significant items	—	5,040	(5,040)	43	(5,083)
Total Corporate and Other	337	7,159	(6,822)	380	(7,202)
AT&T Inc.	$90,038	$61,109	$28,929	$15,206	$13,723

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2023
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$61,589	$35,587	$26,002	$6,355	$19,647
Business Wireline	15,831	10,699	5,132	4,008	1,124
Consumer Wireline	9,821	6,810	3,011	2,589	422
Total Communications	87,241	53,096	34,145	12,952	21,193
Latin America - Mexico	2,842	2,396	446	544	(98)
Segment Total	90,083	55,492	34,591	13,496	21,095
Corporate and Other
Corporate:
DTV-related retained costs	—	514	(514)	440	(954)
Parent administration support	(13)	1,039	(1,052)	4	(1,056)
Securitization fees	61	439	(378)	—	(378)
Value portfolio	275	77	198	16	182
Total Corporate	323	2,069	(1,746)	460	(2,206)
Certain significant items	—	644	(644)	55	(699)
Total Corporate and Other	323	2,713	(2,390)	515	(2,905)
AT&T Inc.	$90,406	$58,205	$32,201	$14,011	$18,190

The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Communications	$7,156	$7,273	$20,906	$21,193
Latin America	10	(29)	19	(98)
Segment Operating Income	7,166	7,244	20,925	21,095
Reconciling Items:
Corporate	(654)	(725)	(2,119)	(2,206)
Transaction and other costs	(34)	(72)	(101)	(72)
Amortization of intangibles acquired	(13)	(21)	(43)	(55)
Asset impairments and abandonments and restructuring	(4,422)	(604)	(5,061)	(604)
Benefit-related gains (losses)	73	(40)	122	32
AT&T Operating Income	2,116	5,782	13,723	18,190
Interest expense	1,675	1,662	5,098	4,978
Equity in net income of affiliates	272	420	915	1,338
Other income (expense) — net	717	440	1,850	2,362
Income Before Income Taxes	$1,430	$4,980	$11,390	$16,912

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended September 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$16,539	$—	$—	$645	$—	$17,184
Business service	—	4,417	—	—	—	4,417
Broadband	—	—	2,838	—	—	2,838
Legacy voice and data	—	—	307	—	66	373
Other	—	—	271	—	51	322
Total Service	16,539	4,417	3,416	645	117	25,134
Equipment	4,513	189	—	377	—	5,079
Total	$21,052	$4,606	$3,416	$1,022	$117	$30,213

For the three months ended September 30, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$15,908	$—	$—	$672	$—	$16,580
Business service	—	5,087	—	—	—	5,087
Broadband	—	—	2,667	—	—	2,667
Legacy voice and data	—	—	368	—	69	437
Other	—	—	296	—	45	341
Total Service	15,908	5,087	3,331	672	114	25,112
Equipment	4,784	134	—	320	—	5,238
Total	$20,692	$5,221	$3,331	$992	$114	$30,350

For the nine months ended September 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$48,810	$—	$—	$2,034	$—	$50,844
Business service	—	13,688	—	—	—	13,688
Broadband	—	—	8,301	—	—	8,301
Legacy voice and data	—	—	972	—	190	1,162
Other	—	—	840	—	147	987
Total Service	48,810	13,688	10,113	2,034	337	74,982
Equipment	13,316	586	—	1,154	—	15,056
Total	$62,126	$14,274	$10,113	$3,188	$337	$90,038

AT&T INC.
SEPTEMBER 30, 2024

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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2024	2023
Deferred Acquisition Costs
Prepaid and other current assets	$3,185	$3,233
Other Assets	4,074	4,077
Total deferred customer contract acquisition costs	$7,259	$7,310
Deferred Fulfillment Costs
Prepaid and other current assets	$2,155	$2,340
Other Assets	3,399	3,843
Total deferred customer contract fulfillment costs	$5,554	$6,183

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2024	2023
Deferred acquisition cost amortization	$2,733	$2,568
Deferred fulfillment cost amortization	1,916	2,031
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
SEPTEMBER 30, 2024

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2024	2023
Contract asset	$6,426	$6,518
Current portion in “Prepaid and other current assets”	3,674	3,549
Contract liability	4,219	3,994
Current portion in “Advanced billings and customer deposits”	3,938	3,666

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $3,512.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,581, of which we expect to recognize approximately 63% by the end of 2025, with the balance recognized thereafter.
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
SEPTEMBER 30, 2024

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Pension cost:
Service cost – benefits earned during the period	$122	$122	$365	$365
Interest cost on projected benefit obligation	396	416	1,189	1,448
Expected return on assets	(553)	(570)	(1,658)	(1,999)
Amortization of prior service credit	(21)	(33)	(65)	(100)
Net pension (credit) cost before remeasurement	(56)	(65)	(169)	(286)
Actuarial (gain) loss	—	(71)	—	218
Settlement (gain) loss	—	—	—	(363)
Net pension (credit) cost	$(56)	$(136)	$(169)	$(431)

Postretirement cost:
Service cost – benefits earned during the period	$5	$5	$16	$17
Interest cost on accumulated postretirement benefit obligation	77	85	232	255
Expected return on assets	(15)	(32)	(45)	(98)
Amortization of prior service credit	(482)	(618)	(1,446)	(1,854)
Net postretirement (credit) cost	$(415)	$(560)	$(1,243)	$(1,680)
Combined net pension and postretirement (credit) cost	$(471)	$(696)	$(1,412)	$(2,111)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $17 and $19 in the third quarter and $50 and $56 for the first nine months of 2024 and 2023, respectively.

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
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$127,501	$124,536	$133,402	$128,474
Commercial paper	—	—	2,091	2,091
Investment securities[2]	3,092	3,092	2,836	2,836
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2024 and December 31, 2023. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,143	$—	$—	$1,143
International equities	302	—	—	302
Fixed income equities	219	—	—	219
Available-for-Sale Debt Securities	—	1,198	—	1,198
Asset Derivatives
Cross-currency swaps	—	367	—	367
Liability Derivatives
Cross-currency swaps	—	(3,099)	—	(3,099)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,002	$—	$—	$1,002
International equities	215	—	—	215
Fixed income equities	209	—	—	209
Available-for-Sale Debt Securities	—	1,228	—	1,228
Asset Derivatives
Cross-currency swaps	—	424	—	424
Liability Derivatives
Interest rate swaps	—	(2)	—	(2)
Cross-currency swaps	—	(3,601)	—	(3,601)

AT&T INC.
SEPTEMBER 30, 2024

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Total gains (losses) recognized on equity securities	$80	$(58)	$206	$107
Gains (losses) recognized on equity securities sold	—	(2)	(8)	(1)
Unrealized gains (losses) recognized on equity securities held at end of period	$80	$(56)	$214	$108

At September 30, 2024, available-for-sale debt securities totaling $1,198 have maturities as follows - less than one year: $61; one to three years: $173; three to five years: $106; five or more years: $858.

Our cash equivalents (money market securities) and short-term investments (certificate and time deposits) are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments are recorded in “Prepaid and other current assets” and our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2024 and 2023, no ineffectiveness was measured on fair value hedges.

AT&T INC.
SEPTEMBER 30, 2024

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2024, we had posted collateral of $670 (a deposit asset) and held collateral of $2 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in September, we would have been required to post additional collateral of $52. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $2,661. At December 31, 2023, we had posted collateral of $670 (a deposit asset) and held collateral of $5 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2024	2023
Interest rate swaps	$—	$1,750
Cross-currency swaps	35,351	38,006
Total	$35,351	$39,756

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2024	2023	2024	2023
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$1	$(5)	$—	$(12)
Gain (loss) on long-term debt	(1)	5	—	12
Cross-currency swaps:
Gain (loss) on cross-currency swaps	1,308	(1,066)	884	(297)
Gain (loss) on long-term debt	(1,308)	1,066	(884)	297
Gain (loss) recognized in accumulated OCI	(412)	1,005	(482)	1,045
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	—	1	—	12
Gain (loss) on long-term debt	—	(1)	—	(12)
Gain (loss) recognized in accumulated OCI	—	18	—	12

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2024	2023	2024	2023
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$(5)	$31	$—	$23
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(44)	(44)

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill to nonrecurring fair value measurements. The implied fair value of the Business Wireline reporting unit was estimated using the discounted cash flow approach, which is considered Level 3. Goodwill related to the Business Wireline reporting unit was fully impaired at September 30, 2024 (see Note 1).

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
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net cash received (paid) from equipment installment receivables program[1]	$(568)	$293	$(1,121)	$233
Net cash received (paid) from revolving receivables program	938	479	1,185	1,479
Net cash received (paid) from other programs	—	(376)	—	(632)
Total net cash impact to cash flows from operating activities[2]	$370	$396	$64	$1,080
[1]Cash from initial sales of $2,442 and $2,937 for the three months and $7,848 and $8,122 for the nine months ended September 30, 2024 and 2023, respectively.
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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	September 30, 2024		December 31, 2023
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$2,940	$195	$3,714	$924
Balance sheet classification
Accounts receivable
Notes receivable	1,665	—	1,695	—
Trade receivables	200	195	548	924
Other Assets
Noncurrent notes and trade receivables	1,075	—	1,471	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,872	$2,770	$12,027	$1,500
Cash proceeds received, net of remittances[1]	8,470	2,770	9,361	1,500
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
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross receivables sold[1]	$2,469	$2,968	$7,930	$8,215
Net receivables sold[2]	2,340	2,842	7,535	7,834
Cash proceeds received	2,442	2,937	7,848	8,122
Guarantee obligation recorded	199	249	682	697
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Fair value of repurchased receivables	$951	$732	$2,393	$2,038
Carrying value of beneficial interests	956	740	2,420	2,051
Gain (loss) on repurchases[1]	$(5)	$(8)	$(27)	$(13)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At September 30, 2024 and December 31, 2023, our beneficial interests were $2,875 and $2,270, respectively, of which $1,681 and $1,296 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2024 and December 31, 2023 was $236 and $385, respectively, of which $121 and $111 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2024, we expanded our revolving agreement to transfer up to $2,770 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $195 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of the revolving receivables sold:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross receivables sold/cash proceeds received[1]	$5,620	$4,053	$14,466	$5,053
Total collections under revolving agreement	4,650	3,553	13,196	3,553
Net cash proceeds received	$970	$500	$1,270	$1,500

Net receivables sold[2]	$5,463	$3,958	$14,075	$4,940
[1]Includes initial sales of receivables of $970 and $500 for the three months and $1,270 and $1,500 for the nine months ended September 30, 2024 and 2023, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 9. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. On September 29, 2024, we agreed to sell our interest in DIRECTV to TPG Capital for approximately $7,600 in cash payments through 2029, inclusive of third-quarter 2024 distributions of $623. In addition to quarterly distributions through 2025, including payout of common catch-up units, this consideration includes notes payable to AT&T of approximately $2,550 and a dividend of $1,150. The transaction is expected to close in mid-2025, pending customary closing conditions. We expect a gain on sale, whose amount will be dependent on the timing of close.

At September 30, 2024, our investment in DIRECTV was reduced to zero on our consolidated balance sheet, resulting from aggregate cash receipts exceeding our initial investment balance plus our cumulative equity in DIRECTV earnings. As we are not committed, implicitly or explicitly, to provide financial or other support to DIRECTV, we will record future cash distributions received in excess of our share of DIRECTV’s earnings in “Equity in net income from affiliates” in the consolidated statements of income and as cash provided by operations in the consolidated statements of cash flows.

The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
DIRECTV’s earnings included in Equity in net income of affiliates	$281	$423	$955	$1,334

Distributions classified as operating activities	$281	$423	$955	$1,334
Distributions classified as investing activities	342	473	928	1,447
Cash distributions received from DIRECTV	$623	$896	$1,883	$2,781

For the three and nine months ended September 30, 2024, we billed DIRECTV approximately $129 and $408 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

At September 30, 2024, we had accounts receivable from DIRECTV of $268 and accounts payable to DIRECTV of $52.

AT&T INC.
SEPTEMBER 30, 2024

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

Suppliers had elected to sell to the third-party financial institutions $3,229 and $2,844 of our outstanding payment obligations as of September 30, 2024 and December 31, 2023, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $1,942 of direct supplier financing outstanding at September 30, 2024 and $5,442 as of December 31, 2023, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid. For the nine months ended September 30, 2024 and 2023, we recorded vendor financing commitments related to capital investments of $581 and $2,128, respectively. We had $1,660 of vendor financing payables at September 30, 2024, with $843 included in “Accounts payable and accrued liabilities” and $2,833 of vendor financing payables at December 31, 2023, with $1,975 included in “Accounts payable and accrued liabilities.”

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$2,586	$7,540	$6,722	$3,701
Restricted cash in Prepaid and other current assets	1	1	2	1
Restricted cash in Other Assets	139	118	109	91
Cash and Cash Equivalents and Restricted Cash	$2,726	$7,659	$6,833	$3,793

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes cash paid during the periods for interest and income taxes:

	Nine months ended
	September 30,
Cash paid (received) during the period for:	2024	2023
Interest	$5,615	$5,703
Income taxes, net of refunds	882	758

The following table summarizes capital expenditures:
	Nine months ended
	September 30,
	2024	2023
Purchase of property and equipment	$13,301	$13,116
Interest during construction - capital expenditures[1]	119	136
Total Capital Expenditures	$13,420	$13,252

The following table summarizes acquisitions, net of cash acquired:
	Nine months ended
	September 30,
	2024	2023
Business acquisitions	$—	$—
Spectrum acquisitions	153	309
Interest during construction - spectrum[1]	169	614
Total Acquisitions	$322	$923
[1] Total capitalized interest was $288 and $750 for the nine months ended September 30, 2024 and 2023, respectively.

Preferred Interests Issued by Subsidiaries
Tower Holdings Preferred Interests
In 2019, we issued $6,000 nonconvertible cumulative preferred interest in a wireless subsidiary (Tower Holdings) that holds interests in various tower assets and has the right to receive approximately $6,000 if the purchase options from the tower companies are exercised.

The membership interests in Tower Holdings consist of (1) common interests, which are held by a consolidated subsidiary of AT&T, and (2) two series of preferred interests (collectively the “2019 Tower preferred interests”). The September series (Tower Class A-1) of the preferred interests totals $1,500 and pays an initial preferred distribution of 5.0%, and the December series (Tower Class A-2) totals $4,500 and pays an initial preferred distribution of 4.75%. Distributions are paid quarterly, subject to declaration and reset every five years.

In August 2024, we amended the 2019 Tower preferred interests, effective November 2024, to reset the rate and restructure the membership interests whereby all of the 2019 Tower preferred interests shall be designated Fixed Rate Class A Limited Membership Interests (Tower Fixed Rate Interests). A portion of the Tower Fixed Rate Interests will move to Floating Rate Class A Limited Membership Interests (Tower Floating Rate Interests) each year over a five-year period. The Tower Fixed Rate Interests pay a preferred distribution of 5.90%, and the Tower Floating Rate Interests pay a preferred distribution equal to the Secured Overnight Financing Rate (SOFR) plus 250 basis points, as defined in the agreement. Any failure to declare or pay distributions on the Tower Fixed Rate Interests or Tower Floating Rate Interests (collectively, the “Tower preferred interests”) would not impose any limitation on cash movement between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Tower Fixed Rate Interests at the issue price beginning in November 2029, and we can call the Tower Floating Rate Interests at any time. The Tower preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

AT&T INC.
SEPTEMBER 30, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The holders of the Tower preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of AT&T to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given upon such an event, all other holders of equal or more subordinate classes of membership interests in Tower Holdings are entitled to receive the same form of consideration payable to the holders of the Tower preferred interests, resulting in a deemed liquidation for accounting purposes.

Telco LLC Preferred Interests
At September 30, 2024, and as of the date of this report, we had $7,250 outstanding cumulative preferred interests in a limited liability company (Telco LLC) that was formed to hold telecommunication-related assets. The cumulative preferred interests in Telco LLC are comprised of Telco Class A-1, A-2 and A-3 interests (collectively the “Telco preferred interests”) and are included in “Noncontrolling interest” on the consolidated balance sheets (see Note 16 to AT&T’s 2023 Annual Report on Form 10-K). The Telco preferred interests can be called at issue price beginning September 29, 2027. The holders of the Telco preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of members’ equity are entitled to receive the same form of consideration payable to the holders of the Telco preferred interests, resulting in a deemed liquidation for accounting purposes.

In October 2024, we entered into an agreement to issue in the first quarter of 2025, an additional $2,250 of nonconvertible cumulative preferred interests in Telco LLC (Telco Class A-4). The Telco Class A-4 interests will pay an initial preferred distribution of 5.94% annually, subject to declaration, and subject to reset on November 1, 2028, and every four years thereafter. The Telco Class A-4 interests can be called at issue price beginning November 1, 2028, and are subject to the same redemption and liquidation rights as the Telco Class A-1, A-2 and A-3 interests. Upon the expected issuance in the first quarter of 2025, we intend to use the Telco Class A-4 proceeds to fund the redemption of preferred equity securities.

AT&T INC.
SEPTEMBER 30, 2024

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating Revenues
Communications	$29,074	$29,244	(0.6)%	$86,513	$87,241	(0.8)%
Latin America - Mexico	1,022	992	3.0	3,188	2,842	12.2
Corporate	117	114	2.6	337	323	4.3
AT&T Operating Revenues	$30,213	$30,350	(0.5)%	$90,038	$90,406	(0.4)%

Operating Income
Communications	$7,156	$7,273	(1.6)%	$20,906	$21,193	(1.4)%
Latin America - Mexico	10	(29)	—	19	(98)	—
Segment Operating Income	7,166	7,244	(1.1)	20,925	21,095	(0.8)
Corporate	(654)	(725)	9.8	(2,119)	(2,206)	3.9
Certain significant items	(4,396)	(737)	—	(5,083)	(699)	—
AT&T Operating Income	$2,116	$5,782	(63.4)%	$13,723	$18,190	(24.6)%

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
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating Revenues
Service	$25,134	$25,112	0.1%	$74,982	$74,579	0.5%
Equipment	5,079	5,238	(3.0)	15,056	15,827	(4.9)
Total Operating Revenues	30,213	30,350	(0.5)	90,038	90,406	(0.4)

Operating Expenses
Operations and support	23,010	19,863	15.8	61,109	58,205	5.0
Depreciation and amortization	5,087	4,705	8.1	15,206	14,011	8.5
Total Operating Expenses	28,097	24,568	14.4	76,315	72,216	5.7
Operating Income	2,116	5,782	(63.4)	13,723	18,190	(24.6)
Interest expense	1,675	1,662	0.8	5,098	4,978	2.4
Equity in net income of affiliates	272	420	(35.2)	915	1,338	(31.6)
Other income (expense) — net	717	440	63.0	1,850	2,362	(21.7)
Income Before Income Taxes	1,430	4,980	(71.3)	11,390	16,912	(32.7)
Net Income	145	3,826	(96.2)	7,845	13,041	(39.8)
Net Income (Loss) Attributable to AT&T	(174)	3,495	—	6,868	12,212	(43.8)
Net Income (Loss) Attributable to Common Stock	$(226)	$3,444	—%	$6,715	$12,057	(44.3)%

Operating revenues decreased in the third quarter and for the first nine months of 2024, reflecting declines in Business Wireline service and Mobility equipment revenues, partially offset by Mobility service, Consumer Wireline and Mexico revenues.

Operations and support expenses increased in the third quarter and for the first nine months of 2024, primarily due to a $4,422 noncash goodwill impairment. We performed an interim goodwill impairment test of the Business Wireline reporting unit and concluded that the calculated fair value was lower than the book value, which was driven by a faster-than-previously anticipated industry-wide secular decline of legacy services (see Note 1). The increases were partially offset by lower Mobility equipment costs resulting from lower wireless sales volumes and expense declines from our continued transformation efforts.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2024, primarily due to the shortening of estimated economic lives of wireless network equipment that will be replaced earlier than originally anticipated with our Open RAN network modernization efforts. Also contributing to higher depreciation expense was the impact of ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Operating income decreased in the third quarter and for the first nine months of 2024. Our operating income margin in the third quarter decreased from 19.1% in 2023 to 7.0% in 2024 and for the first nine months decreased from 20.1% in 2023 to 15.2% in 2024.

Interest expense increased in the third quarter and for the first nine months of 2024, primarily due to lower capitalized interest associated with spectrum acquisitions, mostly offset by lower debt balances. Interest expense for the first nine months of 2023 also included distributions on Mobility preferred interests, which were repurchased on April 5, 2023.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Equity in net income of affiliates decreased in the third quarter and for the first nine months of 2024, primarily due to the performance of our investment in DIRECTV, which included our share of a gain on a sale-leaseback transaction by DIRECTV of approximately $100 in the first quarter of 2023 (see Note 9).

Other income (expense) – net increased in the third quarter and decreased for the first nine months of 2024. The increase in the third quarter was primarily the result of a prior-year write-down of our SKY Mexico equity investment and higher returns on other benefit-related investments. These increases were partially offset by lower pension and postretirement benefit credits and an actuarial gain on our pension plan in 2023 with no corresponding remeasurement in 2024.

The decrease for the first nine months was primarily driven by lower pension and postretirement benefit credits in 2024 and net actuarial and settlement gains in 2023 with no corresponding remeasurement in 2024 (see Note 6) and an impairment recognized on a held-for-sale business, partially offset by the prior-year write-down of our SKY Mexico equity investment and higher returns on other benefit-related investments.

Income tax expense increased in the third quarter and decreased for the first nine months of 2024. The increase in the third quarter was primarily due to a higher effective tax rate driven by a goodwill impairment (see Note 1), which is not deductible for tax purposes. The decrease for the first nine months was primarily due to lower income before income tax.

Our effective tax rate was 89.9% in the third quarter of 2024 and 31.1% for the first nine months of 2024, versus 23.2% and 22.9% in the comparable periods in the prior year. The increase in our effective tax rates were primarily due to the goodwill impairment, which is not deductible for tax purposes.

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Segment Operating Revenues
Mobility	$21,052	$20,692	1.7%	$62,126	$61,589	0.9%
Business Wireline	4,606	5,221	(11.8)	14,274	15,831	(9.8)
Consumer Wireline	3,416	3,331	2.6	10,113	9,821	3.0
Total Segment Operating Revenues	$29,074	$29,244	(0.6)%	$86,513	$87,241	(0.8)%

Segment Operating Income (Loss)
Mobility	$7,003	$6,763	3.5%	$20,190	$19,647	2.8%
Business Wireline	(43)	350	—	123	1,124	(89.1)
Consumer Wireline	196	160	22.5	593	422	40.5
Total Segment Operating Income	$7,156	$7,273	(1.6)%	$20,906	$21,193	(1.4)%

Selected Subscribers and Connections
	September 30,
(in 000s)	2024	2023
Mobility Subscribers[1]	116,066	112,857
Total domestic broadband connections[2]	15,344	15,296
Network access lines in service	3,486	4,421
VoIP connections	2,297	2,649
[1]Effective with our first-quarter 2024 reporting, we have removed connected devices from our total Mobility subscribers, consistent with industry standards and our key performance metrics. Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

[2]Excludes AT&T Internet Air for Business.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating revenues decreased in the third quarter and for the first nine months of 2024, primarily driven by declines in our Business Wireline business unit, which reflects lower demand for legacy services and product simplification, as well as the absence of revenues from our cybersecurity business that was contributed to a new cybersecurity joint venture, LevelBlue, in the second quarter of 2024. Revenue declines were also driven by lower Mobility equipment revenue. These decreases were partially offset by increases in our Mobility and Consumer Wireline business units, driven by gains in wireless and broadband services.

Operating income decreased in the third quarter and for the first nine months of 2024. Our Communications segment operating income margin in the third quarter decreased from 24.9% in 2023 to 24.6% in 2024 and for the first nine months decreased from 24.3% in 2023 to 24.2% in 2024.

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating revenues
Service	$16,539	$15,908	4.0%	$48,810	$47,136	3.6%
Equipment	4,513	4,784	(5.7)	13,316	14,453	(7.9)
Total Operating Revenues	21,052	20,692	1.7	62,126	61,589	0.9

Operating expenses
Operations and support	11,559	11,795	(2.0)	34,483	35,587	(3.1)
Depreciation and amortization	2,490	2,134	16.7	7,453	6,355	17.3
Total Operating Expenses	14,049	13,929	0.9	41,936	41,942	—
Operating Income	$7,003	$6,763	3.5%	$20,190	$19,647	2.8%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	September 30,		Percent
(in 000s)	2024	2023	Change
Postpaid	88,384	86,365	2.3%
Postpaid phone	72,285	70,757	2.2
Prepaid	19,200	19,391	(1.0)
Reseller	8,482	7,101	19.4
Total Mobility Subscribers[1]	116,066	112,857	2.8%
[1]Effective with our first-quarter 2024 reporting, we have removed connected devices from our total Mobility subscribers, consistent with industry standards and our key performance metrics. Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2024	2023	Change	2024	2023	Change
Postpaid Phone Net Additions	403	468	(13.9)%	1,171	1,218	(3.9)%
Total Phone Net Additions	358	494	(27.5)	1,162	1,407	(17.4)

Postpaid[2]	429	550	(22.0)	1,411	1,556	(9.3)
Prepaid	(49)	56	—	34	263	(87.1)
Reseller	237	401	(40.9)	910	941	(3.3)
Mobility Net Subscriber Additions[1]	617	1,007	(38.7)%	2,355	2,760	(14.7)%

Postpaid Churn[3]	0.93%	0.95%	(2) BP	0.89%	0.97%	(8) BP
Postpaid Phone-Only Churn[3]	0.78%	0.79%	(1) BP	0.73%	0.80%	(7) BP
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (21) and (36) for the quarters ended September 30, 2024 and 2023 and 31 and (85) for the first nine months ended September 30, 2024 and 2023. Wearables and other net adds were 47 and 118 for the quarters ended September 30, 2024 and 2023 and 209 and 423 for the first nine months ended September 30, 2024 and 2023.

[3]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the third quarter and for the first nine months of 2024. The increases are largely due to growth from subscriber gains and postpaid phone average revenue per subscriber (ARPU) growth. As part of our transformation activities and our focus on simplification, we aligned the timing of certain administrative fees and recorded approximately $90 of one-time revenues in the third quarter of 2024.

ARPU
ARPU increased in the third quarter and for the first nine months of 2024, reflecting pricing actions.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the third quarter and for the first nine months of 2024.

Equipment revenue decreased in the third quarter and for the first nine months of 2024, primarily driven by lower wireless device sales volumes.

Operations and support expenses decreased in the third quarter and for the first nine months of 2024, primarily due to lower equipment costs driven by lower wireless sales volumes.

Depreciation expense increased in the third quarter and for the first nine months of 2024, primarily due to shortening of estimated economic lives of wireless equipment that will be replaced earlier than originally anticipated with our Open RAN deployment and network transformation, and ongoing capital spending for network upgrades and expansion, which we expect to continue through the remainder of 2024.

Operating income increased in the third quarter and for the first nine months of 2024. Our Mobility operating income margin in the third quarter increased from 32.7% in 2023 to 33.3% in 2024 and for the first nine months increased from 31.9% in 2023 to 32.5% in 2024. Our Mobility EBITDA margin in the third quarter increased from 43.0% in 2023 to 45.1% in 2024 and for the first nine months increased from 42.2% in 2023 to 44.5% in 2024. EBITDA is defined as operating income excluding depreciation and amortization.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating revenues
Service	$4,417	$5,087	(13.2)%	$13,688	$15,401	(11.1)%
Equipment	189	134	41.0	586	430	36.3
Total Operating Revenues	4,606	5,221	(11.8)	14,274	15,831	(9.8)

Operating expenses
Operations and support	3,250	3,526	(7.8)	10,004	10,699	(6.5)
Depreciation and amortization	1,399	1,345	4.0	4,147	4,008	3.5
Total Operating Expenses	4,649	4,871	(4.6)	14,151	14,707	(3.8)
Operating Income (Loss)	$(43)	$350	—%	$123	$1,124	(89.1)%

Service revenues decreased in the third quarter and for the first nine months of 2024, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in connectivity services. We expect these trends to continue. Revenue declines also were impacted by prior-year intellectual property sales of approximately $100 and the absence of revenues from our cybersecurity business that was contributed to LevelBlue.

Equipment revenues increased in the third quarter and for the first nine months of 2024, driven by higher customer premises equipment sales, which are nonrecurring in nature.

Operations and support expenses decreased in the third quarter and for the first nine months of 2024, primarily driven by lower personnel costs associated with ongoing transformation initiatives, lower network access and customer support expenses and the contribution of our cybersecurity business. Partially offsetting the decreases for the first nine months were higher vendor credits in 2023 and higher equipment costs in 2024. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2024 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the third quarter and for the first nine months of 2024, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to continue through the remainder of 2024.

Operating income decreased in the third quarter and for the first nine months of 2024. Our Business Wireline operating income margin in the third quarter decreased from 6.7% in 2023 to (0.9)% in 2024 and for the first nine months decreased from 7.1% in 2023 to 0.9% in 2024. Our Business Wireline EBITDA margin in the third quarter decreased from 32.5% in 2023 to 29.4% in 2024 and for the first nine months decreased from 32.4% in 2023 to 29.9% in 2024.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2024	2023	Change	2024	2023	Change
Operating revenues
Broadband	$2,838	$2,667	6.4%	$8,301	$7,755	7.0%
Legacy voice and data services	307	368	(16.6)	972	1,147	(15.3)
Other service and equipment	271	296	(8.4)	840	919	(8.6)
Total Operating Revenues	3,416	3,331	2.6	10,113	9,821	3.0

Operating expenses
Operations and support	2,296	2,300	(0.2)	6,801	6,810	(0.1)
Depreciation and amortization	924	871	6.1	2,719	2,589	5.0
Total Operating Expenses	3,220	3,171	1.5	9,520	9,399	1.3
Operating Income	$196	$160	22.5%	$593	$422	40.5%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
	September 30,		Percent
(in 000s)	2024	2023	Change
Broadband Connections
Total Broadband and DSL Connections	13,972	13,887	0.6%
Broadband[1]	13,864	13,710	1.1
Fiber Broadband Connections	9,024	8,034	12.3

Voice Connections
Retail Consumer Switched Access Lines	1,386	1,737	(20.2)
Consumer VoIP Connections	1,716	2,035	(15.7)
Total Retail Consumer Voice Connections	3,102	3,772	(17.8)%
[1]Includes AT&T Internet Air.

Broadband Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2024	2023	Change	2024	2023	Change
Total Broadband and DSL Net Additions	10	(8)	—%	82	(104)	—%
Broadband Net Additions[1]	28	15	86.7	135	(43)	—
Fiber Broadband Net Additions	226	296	(23.6)%	717	819	(12.5)%
[1]Includes AT&T Internet Air.

Broadband revenues increased in the third quarter and for the first nine months of 2024, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint and higher ARPU, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2024, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other service and equipment revenues decreased in the third quarter and for the first nine months of 2024, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses decreased in the third quarter and for the first nine months of 2024. The expense decrease in the third quarter was primarily driven by lower customer support costs and network-related costs, partially offset by higher marketing expense. The expense decrease for the first nine months was driven by lower customer support costs and operating taxes that were offset by higher network-related costs as our fiber build scales.

Depreciation expense increased in the third quarter and for the first nine months of 2024, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to continue through the remainder of 2024.

Operating income increased in the third quarter and for the first nine months of 2024. Our Consumer Wireline operating income margin in the third quarter increased from 4.8% in 2023 to 5.7% in 2024 and for the first nine months increased from 4.3% in 2023 to 5.9% in 2024. Our Consumer Wireline EBITDA margin in the third quarter increased from 31.0% in 2023 to 32.8% in 2024 and for the first nine months increased from 30.7% in 2023 to 32.7% in 2024.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
	2024	2023	Percent Change	2024	2023	Percent Change
Segment Operating Revenues
Service	$645	$672	(4.0)%	$2,034	$1,898	7.2%
Equipment	377	320	17.8	1,154	944	22.2
Total Segment Operating Revenues	1,022	992	3.0	3,188	2,842	12.2

Segment Operating Expenses
Operations and support	854	837	2.0	2,662	2,396	11.1
Depreciation and amortization	158	184	(14.1)	507	544	(6.8)
Total Segment Operating Expenses	1,012	1,021	(0.9)	3,169	2,940	7.8
Operating Income (Loss)	$10	$(29)	—%	$19	$(98)	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
	September 30,		Percent
(in 000s)	2024	2023	Change
Mexico Wireless Subscribers
Postpaid	5,633	5,085	10.8%
Prepaid	16,996	16,213	4.8
Reseller	282	456	(38.2)
Total Mexico Wireless Subscribers	22,911	21,754	5.3%

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mexico Wireless Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2024	2023	Change	2024	2023	Change
Mexico Wireless Net Additions
Postpaid	139	55	—%	397	160	—%
Prepaid	187	17	—	333	9	—
Reseller	(51)	(7)	—	(135)	(18)	—
Total Mexico Wireless Net Additions	275	65	—%	595	151	—%

Service revenues decreased in the third quarter and increased for the first nine months of 2024. The decrease in the third quarter was primarily due to unfavorable foreign exchange impacts, partially offset by growth in subscribers and ARPU. The increase for the first nine months reflects growth in subscribers and favorable exchange rates primarily from the first quarter of 2024.

Equipment revenues increased in the third quarter and for the first nine months of 2024. The increase in the third quarter was primarily driven by higher equipment sales, partially offset by unfavorable foreign exchange impacts. The increase for the first nine months was primarily driven by higher equipment sales and favorable exchange rates primarily from the first quarter of 2024.

Operations and support expenses increased in the third quarter and for the first nine months of 2024, primarily due to increased equipment and selling costs resulting from higher sales. Foreign exchange impacts were favorable in the third quarter and unfavorable for the first nine months. Approximately 4% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense decreased in the third quarter and for the first nine months of 2024, primarily driven by lower in-service assets. Foreign exchange impacts were favorable in the third quarter and unfavorable for the first nine months.

Operating income improved in the third quarter and for the first nine months of 2024. Our Mexico operating income margin in the third quarter increased from (2.9)% in 2023 to 1.0% in 2024 and for the first nine months increased from (3.4)% in 2023 to 0.6% in 2024. Our Mexico EBITDA margin in the third quarter increased from 15.6% in 2023 to 16.4% in 2024 and for the first nine months increased from 15.7% in 2023 to 16.5% in 2024.

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

Until 2015, the FCC classified fixed and mobile consumer broadband internet access services as information services subject to minimal regulation. In 2015, the FCC reclassified such services as telecommunications services subject to broader regulation by

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

the FCC and imposed “net neutrality rules.” Since then, the FCC has twice reversed course, most recently again reclassifying such services as telecommunications services subject to broader regulation by the FCC in an order adopted on April 25, 2024. Multiple trade associations and other parties have challenged the FCC’s reclassification decision in appeals consolidated in the U.S. Court of Appeals for the Sixth Circuit. The trade associations have petitioned the Sixth Circuit to stay the FCC’s order. On August 1, 2024, the Sixth Circuit issued a stay of the FCC order pending review of the appeals, holding that broadband providers are likely to succeed on the merits. The appeals are now being briefed, with oral argument scheduled for October 31, 2024.

Since 2018, some states have adopted legislation or issued executive orders that established state net neutrality rules, including California and Vermont. We expect additional states may seek to impose net neutrality and other requirements on broadband in the future.

On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas through the Broadband, Equity, Access, and Deployment (BEAD) Programs. NTIA and states are in the process of administering these grants. Where appropriate, AT&T has applied for, and in some cases has been awarded, and may continue to apply for grants under this or other government infrastructure programs. The IIJA also appropriated $14,200 for establishment of the Affordable Connectivity Program (ACP), an FCC-administered monthly, low-income broadband benefit program, in which AT&T participated. The ACP ended earlier this year.

On November 15, 2023, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules, which became effective March 22, 2024, prohibit covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race, and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly apply prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband, including deployment, marketing, and credit checks, among other things. We may be required to answer complaints alleging that the company has violated the FCC rules and those complaints may seek relief, including changes to our business practices or civil forfeitures that could result in significant costs or reputational harm. It is currently uncertain how the FCC will implement and enforce these new rules. Several business and consumer-oriented associations have filed appeals challenging the rules and those appeals have been consolidated in the Eighth Circuit, which held oral argument on September 25, 2024.

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
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

For nine months ended September 30,	2024	2023
Cash provided by operating activities	$26,875	$26,936
Cash used in investing activities	(12,127)	(13,786)
Cash used in financing activities	(18,855)	(9,284)

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$2,586	$6,722
Total debt	129,012	137,331

We had $2,586 in cash and cash equivalents available at September 30, 2024, decreasing $4,136 since December 31, 2023. Cash and cash equivalents included cash of $1,062 and money market funds and other cash equivalents of $1,524. Approximately $965 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

For the first nine months of 2024, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties and distributions from DIRECTV. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses. The cash generated from operating activities was used to repay short-term borrowings and long-term debt, funding capital expenditures and vendor financing payments, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities
During the first nine months of 2024, cash provided by operating activities was $26,875, compared to $26,936 for the first nine months of 2023, reflecting the timing of working capital associated with device payments, as well as the expansion of committed, cost-efficient receivable sales programs in 2024, offset by operational growth.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $3,648 and $3,054 for the nine months ended September 30, 2024 and 2023, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Used in Investing Activities
For the first nine months of 2024, cash used in investing activities totaled $12,127 and consisted primarily of $13,420 (including interest during construction) for capital expenditures. During the first nine months of 2024, we also paid $457 in cash on FirstNet sustainability payment. During the first nine months of 2024, we received a return of investment of $928 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 9).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first nine months of 2024, vendor financing payments were $1,571, compared to $4,736 for the first nine months of 2023. Capital expenditures for the first nine months of 2024 were $13,420, and when including $1,571 cash paid for vendor financing, capital investment was $14,991 ($2,997 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months of 2024, we placed $581 of productive assets (primarily software) in service under vendor

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

financing arrangements (compared to $2,128 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first nine months of 2024, cash used in financing activities totaled $18,855 and was primarily comprised of debt repayments, payments of dividends and vendor financing payments.

A tabular summary of our debt activities for the nine months ended September 30, 2024 is as follows:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2024
Net commercial paper borrowings	$428	$262	$(2,686)	$(1,996)

Repayments
USD notes	$(2,300)	$(1,615)	$—	$(3,915)
EUR notes	(2,181)	(32)	—	(2,213)
CAD notes	—	(442)	—	(442)
Other	(204)	(136)	(203)	(543)
Repayments of long-term debt	$(4,685)	$(2,225)	$(203)	$(7,113)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of September 30, 2024 and as of December 31, 2023. We had $127,501 of total notes and debentures outstanding at September 30, 2024. This also included Euro, British pound sterling, Canadian dollar, Swiss franc, and Australian dollar denominated debt that totaled approximately $33,477.

At September 30, 2024, we had $2,637 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on September 30, 2024. The weighted average interest rate on our outstanding short-term borrowings was approximately 6.0% as of December 31, 2023.

For the first nine months of 2024, we paid $1,571 of cash under our vendor financing program, compared to $4,736 in the prior-year comparable period. Total vendor financing payables included in our September 30, 2024 consolidated balance sheet were $1,660, with $843 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At September 30, 2024, we had approximately 144 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $6,171 during the first nine months of 2024, compared with $6,116 for the first nine months of 2023.

Dividends on common stock declared by our Board of Directors totaled $0.8325 per share in the first nine months of 2024 and 2023. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2028 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of September 30, 2024.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

AT&T INC.
SEPTEMBER 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of September 30, 2024, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $35,400 derivative portfolio, counterparties are still required to post collateral. During the first nine months of 2024, we posted $3 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2024, our debt ratio was 52.2%, compared to 53.5% at September 30, 2023 and 53.5% at December 31, 2023. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2024, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $35,351 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as cash flow or fair value hedges with a net fair value of $(2,732) at September 30, 2024.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2024.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
SEPTEMBER 30, 2024

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
SEPTEMBER 30, 2024
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the third quarter of 2024, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2024 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2024 - July 31, 2024	8,053	$18.82	—	143,731,972
August 1, 2024 - August 31, 2024	20,122	19.40	—	143,731,972
September 1, 2024 - September 30, 2024	2,003,853	21.63	—	143,731,972
Total	2,032,028	$21.59	—
1In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
[2]These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
SEPTEMBER 30, 2024
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
2.1
Securities Purchase Agreement, dated September 29, 2024, by and among AT&T Services, Inc., AT&T Diversified MVPD Holdings LLC, AT&T MVPD Holdings LLC, Merlin Parent 2024, Inc., TPG Partners IX, L.P. and DIRECTV Entertainment Holdings LLC*

10.1	Third Amended and Restated Limited Liability Corporation of NCWPCS MPL Holdings, LLC*
10.2	Short Term Incentive Plan
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, (formatted as Inline XBRL and contained in Exhibit 101).

* Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

October 29, 2024	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer