Form 10-K
period 2024-12-31
AT&T INC.
filed 2025-02-12
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Registrant’s telephone number, including area code: 210-821-4105

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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Based on the closing price of $19.11 per share on June 30, 2024, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $137 billion.
At January 31, 2025, common shares outstanding were 7,178,183,000.

DOCUMENTS INCORPORATED BY REFERENCE
(1)Portions of AT&T Inc.’s Notice of 2025 Annual Meeting and Proxy Statement dated on or about April 4, 2025, to be filed within the period permitted under General Instruction G(3) (Part III).

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
•In 2006, we acquired ILEC BellSouth Corporation (BellSouth), which included BellSouth’s 40% economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100% ownership of AT&T Mobility.
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
•In July 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction (DIRECTV Transaction), we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. In September 2024, we agreed to sell our remaining interest in DIRECTV to TPG, which we expect to close in mid-2025.
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

The Communications segment provides wireless and wireline telecom and broadband services to consumers located in the United States and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, fixed wireless services, IP Voice and managed professional services, as well as legacy voice and data services and related equipment, to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services, and our fixed wireless access product (AT&T Internet Air or “AIA”) that provides internet services delivered over our 5G wireless network, to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment provides wireless service and equipment in Mexico.

Corporate support costs, including administrative support costs borne by AT&T where business units do not influence decision making and results from business no longer integral to our operations are reported as Corporate and Other, which reconciles our segment results to consolidated operating income and income before income taxes.

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

Our integrated telecommunications network utilizes different technological platforms to provide instant connectivity at the higher speeds made possible by our fiber network expansion and wireless network enhancements. Streaming, augmented reality, “smart” technologies, user generated content and artificial intelligence (AI) are expected to continue to drive greater demand for broadband, which we believe will allow us to capitalize on our fiber and 5G deployments. During 2025, we are focused on the core capabilities of our products, our infrastructure and our network. Our concentration is to aggregate the most traffic on the largest, lowest marginal cost, converged network through efficient spectrum deployment and construction of the largest high-capacity broadband solutions in the United States, while also working with regulators and customers to decommission high-cost legacy technologies over the next several years.

During 2024, we collaborated with Ericsson to lead the U.S. in commercial scale open radio access network (Open RAN) deployment to build a more robust ecosystem of network infrastructure providers and suppliers, fostering lower network costs, improved operational efficiencies and allowing for continued investment in our fast-growing broadband network. We plan for about 70% of our wireless network traffic to flow across open-capable platforms by late 2026. Beginning in 2025, we expect to scale this Open RAN environment throughout our wireless network in coordination with multiple suppliers. We believe the move to an open, agile, programmable wireless network positions us to quickly capitalize on the next generation of wireless technology and spectrum when it becomes available. These innovative technologies are expected to enable lower-power, sustainable networks with higher performance to deliver enhanced user experiences.

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

To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. We expect to continue to invest significant capital in expanding our network capacity, as well as obtaining additional spectrum, when available, that meets our long-term needs. We participate in FCC spectrum auctions and have been redeploying spectrum previously used for more basic services to support

AT&T Inc.
Dollars in millions except per share amounts
more advanced mobile internet services. Additionally, in November 2024, we agreed to purchase select spectrum licenses from United States Cellular Corporation (UScellular) for approximately $1,000, subject to closing conditions, including the consummation of UScellular’s proposed sale of its wireless operations and select spectrum assets to T-Mobile US, Inc.

In North America, our network covers over 440 million people with 4G LTE and over 314 million with 5G technology. In the United States, our network covers all major metropolitan areas and more than 336 million people with our LTE technology and more than 314 million people with our 5G technology.

Broadband Technology In 2020, we identified fiber as a core priority for our business and enhanced our focus to expand our fiber footprint and grow customers. At December 31, 2024, we had more than 9.3 million fiber consumer wireline broadband customers, adding 1.0 million during the year. The expansion builds on our recent investments to convert to a software-based network, managing the migration of wireline customers to services using our fiber infrastructure to provide broadband technology. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network supports next-generation applications like 5G and broadband-based services quickly and efficiently. At December 31, 2024, we had 15.3 million broadband connections, compared to 15.1 million broadband connections in the prior year.

Copper Decommissioning While building the network of the future, we are actively working to exit our legacy copper network operations across the large majority of our wireline footprint. Our exit strategy includes migrating customers to fiber and wireless alternatives, and working with policy-makers to decommission our inefficient and less reliable copper network. At December 31, 2024, we had 3.3 million network access lines in service and 127,000 DSL subscribers compared, to 4.2 million network access lines in service and 210,000 DSL subscribers in the prior year.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. We have two reportable segments: Communications and Latin America.

Additional information about our segments, including financial information, is included under the heading “Segment Results” in Item 7 and in Note 4 of Item 8.

COMMUNICATIONS
Our Communications segment provides wireless and wireline telecom and broadband services to consumers located in the U.S. and businesses globally. Our Communications services and products are marketed under the AT&T, AT&T Business, Cricket, AT&T PREPAIDSM, AT&T Fiber and AT&T Internet Air brand names. The Communications segment provided approximately 97% of 2024 segment operating revenues and accounted for substantially all of our 2024 total segment operating income. This segment contains the Mobility, Business Wireline and Consumer Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless service to consumers and wholesale and resale wireless subscribers located in the United States by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid or reseller. As of December 31, 2024, we served 118 million Mobility subscribers, including 89 million postpaid (73 million phone), 19 million prepaid and 10 million through resellers. Our Mobility business unit revenue includes the following categories: service and equipment.

Service
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

AT&T Inc.
Dollars in millions except per share amounts
Equipment
We sell a wide variety of handsets, wireless data cards and wireless computing devices manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases/protective covers and wireless chargers. We sell online and through our own company-owned stores, agents and third-party retail stores. We provide our customers the ability to purchase handsets on an installment basis and the opportunity to bring their own device. Subscribers that bring their own devices or retain handsets for longer periods impact upgrade activity. Like other wireless service providers, we also provide postpaid contract subscribers promotional equipment offers to initiate, renew or upgrade service.

Business Wireline – Our Business Wireline business unit provides services to business customers, including multinational corporations, small and mid-sized businesses, and governmental and wholesale customers. Our Business Wireline business unit revenue includes the following categories: service and equipment.

Service
We offer fiber and other advanced connectivity services, such as AT&T Dedicated Internet, fiber ethernet and broadband, fixed wireless, and hosted and managed professional services, as well as legacy voice and other transitional services comprised of copper-based voice and data, Virtual Private Networks (VPN), wholesale, outsourcing and IP sales. Historically, a majority of our Business Wireline service revenues came from legacy copper-based voice and data and traditional products; however, over recent years those services have been declining due to secular pressures.

We continue to reconfigure our wireline network to take advantage of the latest technologies and services, and rely on our SDN and NFV to enhance business customers’ digital agility in a rapidly evolving environment. Some of the services we have offered historically are in secular decline and, going forward, we will focus on our owned and operated connectivity services powered by 5G and fiber as well as evaluating opportunities where we can turn down existing copper infrastructure.

Equipment
Equipment revenues include customer premises equipment.

Consumer Wireline – Our Consumer Wireline business unit provides broadband services, including fiber connections, AIA and legacy telephony voice communication services, to customers in the United States by utilizing our IP-based and copper wired network. Our Consumer Wireline business unit revenue includes the following categories: broadband, legacy voice and data services and other service and equipment.

Broadband Service
We provide broadband and internet services to approximately 14.1 million customers, including 9.3 million fiber broadband subscribers at December 31, 2024. With changes in video viewing preferences and the impacts of remote learning trends, we are experiencing increasing demand for high-speed broadband services. We believe our investment in expanding our industry-leading fiber network positions us to be a leader in wired connectivity. Our focus on fiber brings owners economics and expected efficiencies while we continue to evaluate opportunities where we can turn down existing copper infrastructure.

We believe that our flexible platform, with a broadband and wireless connection, is the most efficient way to transport direct-to-consumer video and data experiences both at home and on mobile devices. Through this integrated approach, we can optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

Legacy Voice and Data Services
Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers.

Other Service and Equipment
Other service revenues include VoIP services, customer fees and equipment.

Additional information on our Communications segment is contained in the “Overview” section of Item 7.

LATIN AMERICA
Our Latin America segment provides wireless service in Mexico. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. The Latin America segment provided approximately 3% of 2024 segment operating revenues and less than 1% of our 2024 total segment operating income. We divide our revenue into the following categories: service and equipment.

AT&T Inc.
Dollars in millions except per share amounts
Service
We provide postpaid and prepaid wireless services in Mexico to approximately 24 million subscribers under the AT&T and Unefon brands. Postpaid service allows for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment and (2) service contracts for periods up to 36 months for subscribers who purchase their equipment under the traditional device subsidy model. We also offer prepaid plans.

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

MAJOR CLASSES OF SERVICE
The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2024	2023	2022
Communications Segment
Wireless service	53%	52%	50%
Business service	15	17	18
Equipment	17	17	18
Latin America Segment
Wireless service	2	2	2
Equipment	1	1	1

Additional information on our geographical distribution of revenues is contained in Note 4 of Item 8.

GOVERNMENT REGULATION
Facilities-based wireless communications providers in the United States, like AT&T, must be licensed by the FCC to provide communications services at specified spectrum frequencies within defined geographic areas and must comply with FCC rules and policies governing the use of the spectrum. The FCC’s rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high-quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically 10 to 15 years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings have historically not been subject to prescriptive regulation, the federal government and various states periodically consider new regulations and legislation relating to various aspects of wireless services.

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

AT&T Inc.
Dollars in millions except per share amounts
For a discussion of significant regulatory issues directly affecting our operations, please see the information contained under the headings “Operating Environment and Trends of the Business” and “Regulatory Landscape” of Item 7, which information is incorporated herein by reference.

IMPORTANCE, DURATION AND EFFECT OF LICENSES
Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services. Additional information relating to regulations affecting those rights is contained under the heading “Operating Environment and Trends of the Business” of Item 7. We actively pursue patents, trademarks and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into licenses that permit other companies to utilize certain of our patents, trademarks, service marks, and technologies, in exchange for payments and subject to appropriate safeguards and restrictions. As we transition our network from a switch-based network to an IP, software-based network, we have increasingly entered into licensing agreements with software developers.

We periodically license third-party patents and other intellectual rights in exchange for payments. We also receive claims from third parties asserting that our products, services or technologies infringe on their patents or other intellectual property rights. These claims could require us to pay damages or acquire license rights, stop offering the relevant products or services, and/or cease network functions or other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMERS
No customer accounted for 10% or more of our consolidated revenues in 2024, 2023 or 2022.

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

Broadband The desire for high-speed data on demand, including video, is continuing to lead customers to terminate their traditional wired or copper-based services and use our fiber or fixed wireless services or competitors’ wireless, satellite and internet-based services. In most U.S. markets, we compete for customers with large cable companies and wireless broadband providers for high-speed internet and voice services.

Legacy Voice and Data We continue to lose legacy voice and data subscribers due to industry-wide secular declines and competitors (e.g., wireless, cable and VoIP providers) who can provide comparable services at lower prices because they are not subject to traditional telephone industry regulation (or the extent of regulation they are subject to is in dispute), utilize different technologies or promote a different business model. In most U.S. markets, we compete for customers with large cable companies and other smaller telecommunications companies.

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

AT&T Inc.
Dollars in millions except per share amounts
RESEARCH AND DEVELOPMENT
AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cybersecurity, network operations support systems and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $955 in 2024, $954 in 2023, and $1,236 in 2022.

HUMAN CAPITAL
Number of Employees As of December 31, 2024, we employed approximately 140,990 persons.

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

Labor Contracts Approximately 43% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contract set to expire in 2025 covers approximately 9,000 employees in Arkansas, Kansas, Missouri, Oklahoma and Texas and is set to expire in April.

Compensation and Benefits In addition to salaries, we provide a variety of benefit programs to help meet the needs of our employees. These programs cover active and former employees and may vary by subsidiary and region. These programs include 401(k) plans, pension benefits, and health and welfare benefits, among many others. In addition to our active employee base, at December 31, 2024, we had approximately 496,000 retirees and dependents who were eligible to receive retiree benefits.

We review our benefit plans to maintain competitive packages that reflect the needs of our workforce. We also adapt our compensation model to provide fair and inclusive pay practices across our business. We are committed to pay equity for employees who hold the same jobs, work in the same geographic area, and have the same levels of experience and performance.

Employee Wellness We provide our employees access to flexible and convenient health and welfare programs and workplace accommodations. We have prioritized self-care and emphasized a focus on wellness and providing flexible scheduling or time-off options.

Inclusion We believe that championing inclusion does more than just make us a better company, it contributes to a world where people are empowered to be their very best and it leads to a workforce that is representative of, and responsive to, the broad customer base that we serve. That is why we are committed to inclusion and one of the reasons why our company purpose is “to connect people to greater possibilities.” This emanates from our unwavering pledge to ensure that employees feel included when they join AT&T, and are provided with opportunities for advancement, training and development to realize their full potential while working for the company.

We believe in attracting and hiring talented people who represent a mix of backgrounds and experiences. At AT&T, we have employee groups that reflect our large and varied workforce. These affinity groups provide opportunities for professional enrichment, leadership, community engagement, market development and networking. It is important that our employees feel they are included, valued, and are fully engaged in our success.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this document, including the matters contained under the heading “Cautionary Language Concerning Forward-Looking Statements,” you should carefully read the matters described below. We believe that each of these matters could materially affect our business. Most, if not all, of these factors are beyond our ability to control.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Inflationary pressures on costs, such as inputs for devices we sell and network components, labor and distribution costs, may impact our network construction, our financial condition or results of operations.

As a provider of telecommunications and technology services, we sell handsets, wireless data cards, wireless computing devices and customer premises equipment manufactured by various suppliers for use with our voice and data services and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. In recent years, the costs of these inputs and the costs of labor necessary to develop, deploy and maintain our networks and our products and services have increased. In addition, many of these inputs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, severe weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. Inflationary and supply pressures may continue into the future and could have an adverse impact on our ability to source materials.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful. Higher product or service prices may result in reductions in sales volume or increases in subscriber churn. Consumers may be less willing to pay a price differential for our products and services and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during a period of inflationary pressure or an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives.

Adverse changes in global financial markets could limit our ability and our larger customers’ and suppliers’ ability to access capital or increase the cost of capital needed to fund business operations.

In recent years, uncertainty surrounding global growth rates, inflation and the interest rate environment produced volatility in the credit, currency and equity markets. Volatility may affect companies’ access to the credit markets, leading to higher borrowing costs, or, in some cases, the inability to fund ongoing operations. In addition, we contract with large financial institutions to support our own treasury operations, including contracts to hedge our exposure to interest rates and foreign exchange and the funding of credit lines and other short-term debt obligations, including commercial paper. These financial institutions face stricter capital-related and other regulations in the United States and Europe, as well as ongoing legal and financial issues concerning their loan portfolios, which may hamper their ability to provide credit or raise the cost of providing such credit.

A company’s cost of borrowing is affected by evaluations given by various credit rating agencies, and these agencies have been applying tighter credit standards when evaluating debt levels and future growth prospects. While we have been successful in continuing to access the credit and fixed income markets when needed, adverse changes in the financial markets could render us either unable to access these markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions, severely affecting our business operations. Additionally, downgrades of our credit rating by the major credit rating agencies could increase our cost of borrowing and also impact the collateral we would be required to post under certain agreements we have entered into with our derivative counterparties, which could negatively impact our liquidity. Further, valuation changes in our derivative portfolio due to interest rates and foreign exchange rates could require us to post collateral and thus may negatively impact our liquidity.

Our international operations increase our exposure to political instability, to changes in the international economy and to regulation on our business, and these risks could offset our expected growth opportunities.

We have international operations, particularly in Mexico, and other countries worldwide where we need to comply with a wide variety of complex local laws, regulations and treaties, and are subject to evolving political environments. In addition, we are

AT&T Inc.
Dollars in millions except per share amounts
exposed to, among other factors, fluctuations in currency values, changes in relationships between U.S. and foreign governments, war or other hostilities, and other regulations that may materially affect our earnings. Involvement with foreign firms also exposes us to the risk of being unable to control the actions of those firms and therefore exposes us to risks associated with our obligation to comply with the Foreign Corrupt Practices Act (FCPA). Violations of the FCPA could have a material adverse effect on our operating results.

Industry-Wide Factors:

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Our subsidiaries providing wired services are subject to significant federal and state regulation, while many of our competitors are not. In addition, our subsidiaries and affiliates operating outside the United States are also subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided. Our wireless subsidiaries are regulated to varying degrees by the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the courts, the FCC or states relating to broadband and wireless deployment,, could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, in response to the Federal Aviation Administration (FAA) questioning whether cell sites transmitting C-Band spectrum could impact radio altimeter equipment on airplanes, we voluntarily committed to temporary, precautionary measures near certain airports through January 1, 2028, which may have limited impacts to deployments and services. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate change, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations, which could result in additional costs of compliance or litigation. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect data and offer targeted advertisements or result in additional costs of compliance or litigation. Should customers decide that our competitors offer a more customer-friendly environment, our competitive position, results of operations or financial condition could be materially adversely affected.

Extreme weather events and other potential effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal, state and foreign government regulation, all of which may result in potential adverse impact to our financial results.

The potential physical effects of extreme weather events and other potential effects of climate change, such as increased frequency and severity of storms, floods, fires, freezing conditions, sea-level rise and other climate-related events, could damage our networks and cause disruptions in our services, which could adversely affect our operations, infrastructure and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. While we currently do not believe the potential losses or costs associated with the physical effects of climate change will be material, it is difficult to accurately and precisely calculate the future impacts of the physical effects of climate change given the dynamic nature of climate change’s impacts on the environment.

Continuing growth in and the converging nature of wireless and broadband services will require us to deploy significant amounts of capital and require ongoing access to spectrum in order to provide attractive services to customers.

Wireless and broadband services are undergoing rapid and significant technological changes and a dramatic increase in usage, including, in particular, the demand for faster and seamless usage of data across mobile and fixed devices. The COVID-19 pandemic accelerated these changes and also resulted in higher network utilization, as more customers consumed bandwidth from changes in work and learn from home trends. Streaming, augmented reality, “smart” technologies, user generated content and artificial intelligence (AI) are expected to continue to drive greater demand for broadband. We must continually invest in our networks in order to improve our wireless and broadband services to meet this increasing demand and changes in customer expectations while remaining competitive. Improvements in these services depend on many factors, including continued access to and deployment of adequate spectrum and the capital needed to expand our wireline network to support transport of these services. In order to stem broadband subscriber losses to cable competitors in our non-fiber wireline areas, we have been expanding our all-fiber wireline network. We must maintain and expand our network capacity and coverage for transport of data, including video, and voice between cell and fixed landline sites. To this end, we participate in spectrum auctions and continue to deploy software and other technology advancements in order to efficiently invest in our network.

We have spent, and plan to continue spending, significant capital and other resources on the ongoing development and deployment of our 5G and fiber networks. This deployment and other network service enhancements and product launches may

AT&T Inc.
Dollars in millions except per share amounts
not occur as scheduled or at the cost expected due to many factors, including unexpected inflation, delays in determining equipment and wireless handset operating standards, supplier delays, software issues, increases in network and handset component costs, regulatory permitting delays for tower sites or enhancements, or labor-related delays. Deployment of new technology also may adversely affect the performance of the network for existing services. If we cannot acquire needed spectrum, if our 5G and fiber offerings fail to gain acceptance in the marketplace or if we otherwise fail to deploy the services customers desire on a timely basis with acceptable quality and at reasonable costs, then our ability to attract and retain customers, and, therefore, maintain and improve our operating margins, could be materially adversely affected. In 2023, the FCC’s statutory authority to conduct spectrum auctions lapsed and it is uncertain when Congress will act to reauthorize it. Also in 2023, the federal government released a national spectrum strategy that focused on spectrum sharing but did not include terms of future spectrum sharing model(s) or specific timelines to make additional spectrum bands available for 5G and future generations of service. As a result, the federal government’s ability and intent to make sufficient spectrum available to the industry in needed timeframes and on terms suitable for mobile broadband network deployments remains uncertain.

Increasing competition could materially adversely affect our operating results.

We have multiple wireless competitors in each of our service areas and compete for customers based principally on service/device offerings, price, network quality, reliability, speed, coverage area and customer service. In addition, we are facing growing competition from providers offering services using advanced wireless technologies and IP-based networks, among others. We expect market saturation to continue, which may cause the wireless industry’s customer growth rate to moderate in comparison with historical growth rates, leading to increased competition for customers, including from strategic alliances in converged connectivity. Our share of industry sales could be reduced due to aggressive pricing or promotional strategies pursued by competitors. We also expect that our customers’ growing demand for high-speed video and data services will place constraints on our network capacity. These competition and capacity constraints will continue to put pressure on pricing and margins as companies compete for potential customers. Additionally, we may not be able to accurately predict future consumer demands or the success of new services in markets. Our ability to address these issues will depend, among other things, on continued improvement in network quality and customer service and our ability to price our products and services competitively as well as effective marketing of attractive products and services. These efforts will involve significant expenses and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and service offerings. In addition, a sustained decline in a reporting unit’s revenues and earnings has resulted in the past, and may again result in the future, in a significant negative impact on its fair value, requiring us to record an impairment charge, which could have an adverse impact on our results of operations.

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

We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Our reputation and brand image could be negatively affected by a number of factors, including quality or reliability issues related to our services, products and operations; cybersecurity incidents and data breaches, including our actual or perceived responses thereto; regulatory compliance; governance issues; our actual or perceived position or lack of position on social and other sensitive matters; and the conduct of our employees and former employees. Our ability to attract and retain employees is highly dependent upon our commitment to an inclusive workplace, ethical business practices and other qualities.

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

Public health crises and resulting mitigation measures have in the past, and may in the future, cause a negative effect on our operating results. These effects include, but are not limited to, closure of retail stores; impact on our customers’ ability to pay for our products and services; reduction in international roaming revenue; and reduced staffing levels in call centers and field operations. We also have in the past, and may in the future, incur significantly higher expenses attributable to infrastructure investments and increased labor costs due to public health crises.

Company-Specific Financial Factors:

Customer adoption of new software-based technologies may require higher-quality services from us, and meeting these demands could create supply chain issues and could increase capital costs.

The communications industry has experienced rapid changes in the past several years. An increasing number of our customers are using mobile devices as their primary means of viewing video. In addition, businesses and government bodies are broadly shifting to wireless-based services for homes and infrastructure to improve services to their respective customers and constituencies. We have spent, and continue to spend, significant capital to shift our wired network to software-based technology and are expanding 5G wireless technology to address these demands. We have entered and continue to enter into a significant number of software licensing agreements and continue to work with software developers to provide network functions in lieu of installing switches or other physical network equipment in order to respond to rapid developments in wireless demand. While software-based functionality can be changed much more quickly than, for example, physical switches, the rapid pace of development means that we may increasingly need to rely on single-source and software solutions that have not previously been deployed in production environments. Should this software not function as intended or our license agreements provide inadequate protection from intellectual property infringement claims, we could be forced to either substitute (if available) or else spend time to develop alternative technologies at a much higher cost and incur harm to our reputation for reliability, and, as a result, our ability to remain competitive could be materially adversely affected.

We depend on various suppliers to provide equipment to operate our business and satisfy customer demand, and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. In some instances, we depend on key single-source suppliers to provide important inputs where there are few alternative suppliers available. These suppliers could fail to provide equipment on a timely or cost-effective basis, or fail to meet our performance expectations, for a number of reasons, including difficulties in obtaining export licenses for certain technologies, inflationary pressures, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability, including the outbreak of war and other hostilities, and public health emergencies. These factors have caused, and may again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products to the extent that we or our suppliers are impacted. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion, affecting our ability to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier or be unable to meet customer demand for certain products or services. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

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

AT&T Inc.
Dollars in millions except per share amounts
A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.

As of December 31, 2024, approximately 43% of our workforce was represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. While we have labor contracts in place with these unions, with subsequent negotiations we have in the past and could in the future incur additional costs and/or experience work stoppages, which could adversely affect our business operations.

We may not realize or sustain the expected benefits from our business transformation initiatives, and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position.

We have been and will be undertaking certain transformation initiatives, which are designed to reduce costs, enable legacy rationalization, streamline and modernize distribution and customer service, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus, which include improving broadband connectivity (for example, fiber and 5G). We also expect these initiatives to drive efficiencies and improved margins. If we do not successfully manage and timely execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected. Further, we are using and intend to further use artificial intelligence (AI)-driven efficiencies in our network design and operations, software development, sales, marketing, customer support services and general and administrative costs. The models used in those products, particularly generative AI models, may produce output or take action that is incorrect, release private or confidential information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or be otherwise harmful. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.

We are subject to a number of lawsuits both in the United States and in foreign countries, including, at any particular time, claims relating to antitrust, patent infringement, wage and hour, personal injury, environmental, customer data and privacy violations, cyberattacks, regulatory proceedings, breach of contract, and selling and collection practices. We also spend substantial resources complying with various government standards, which may entail related investigations and litigation. In the wireless and wireline area, we also face current and potential litigation relating to alleged adverse health effects on customers or employees who use such technologies including, for example, wireless devices. We may incur significant expenses defending such suits or government charges and may be required to pay amounts or otherwise change our operations in ways that could materially adversely affect our operations or financial results.

Cyberattacks impacting our networks, systems or data or those of our suppliers or vendors may have a material adverse effect on our operations or results of operations.

Cyberattacks – including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems or accessing our data and those of our suppliers, vendors and other service providers – could have a material adverse effect on our operations or results of operations. As a critical infrastructure service provider, the Company believes that it is a particularly attractive target for such cyberattacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and the Company experiences heightened risk from time to time as a result of geopolitical events.

Cyberattacks can cause equipment or network failures, copying or loss of information, including sensitive personal information of customers or employees or proprietary information, as well as disruptions to our or our customers’, suppliers’ or vendors’ operations, which could result in significant expenses, potential investigations and legal liability, a loss of current or future customers and reputational damage. Additional resources and management attention may be necessary to respond to government inquiries and requirements, including potentially conflicting demands and requirements from multiple government agencies. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. As our networks evolve, they are becoming increasingly reliant on software and cloud technologies to handle growing demands for data consumption. Cyberattacks against the Company and its suppliers and vendors have occurred in the past, including from highly sophisticated, state-sponsored actors as noted above, and will continue to occur in the future and are increasing in frequency, scope and potential harm over time. For example, in July 2024, the Company disclosed a cybersecurity incident on Item 1.05 of Form 8-K relating to the copying of mobile customer call data.

AT&T Inc.
Dollars in millions except per share amounts
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

Extensive and costly efforts are undertaken to develop and test systems before deployment and to conduct ongoing monitoring and updating to prevent and withstand such attacks. While the Company may have contractual rights to assess the effectiveness of many of its suppliers’ and vendors’ systems and protocols, the Company cannot know or assess the effectiveness of all of our providers’ systems and controls at all times. While, to date, we have not been subject to a cyberattack that has had a material adverse effect on our operations or results of operations, the preventive actions we take, or our suppliers or vendors take, to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

Natural disasters, extreme weather conditions or terrorist or other hostile acts could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations could be subject to interruption by equipment or network failures caused by human error, system failures, unauthorized access to our network and critical infrastructure, power outages, terrorist or other hostile acts, including acts of war, and natural disasters, such as flooding, hurricanes and forest fires. Such events could cause significant damage to the infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations through all such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

Increases in our debt levels to fund spectrum purchases, or other strategic decisions could adversely affect our ability to finance future debt at attractive rates and reduce our ability to respond to competition and adverse economic trends.

We have incurred debt to fund significant acquisitions, as well as spectrum purchases needed to compete in our industry. While we believe such decisions were prudent and necessary to take advantage of both growth opportunities and respond to industry developments, we did experience credit rating downgrades from historical levels. Banks and potential purchasers of our publicly traded debt may decide that these strategic decisions and similar actions we may take in the future, as well as expected trends in the industry, will continue to increase the risk of investing in our debt and may demand a higher rate of interest, impose restrictive covenants or otherwise limit the amount of potential borrowing. Additionally, our capital allocation plan is focused on, among other things, managing our debt level going forward. Any failure to successfully execute this plan could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Our business may be impacted by changes in tax laws and regulations, judicial interpretations of the same or administrative actions by federal, state, local and foreign taxing authorities.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017 and the Inflation Reduction Act of 2022) may be uncertain and subject to differing interpretations, especially when evaluated against ever-changing products and services provided by our global telecommunications and technology businesses. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities and carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

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

AT&T Inc.
Dollars in millions except per share amounts
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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:
•Adverse economic and political changes, public health emergencies and our ability to access financial markets on favorable terms.
•Increases in our benefit plans’ costs, including due to worse-than-assumed investment returns and discount rates, mortality assumptions, medical cost trends, or healthcare laws or regulations.
•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review of such proceedings) and legislative and regulatory efforts involving issues important to our business, including, without limitation, pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; rules concerning digital discrimination; competition policy; privacy; net neutrality; copyright protection; availability of new spectrum on fair and reasonable terms; and wireless and satellite license awards and renewals, and our response to such legislative and regulatory efforts.
•Enactment of or changes to state, local, federal and/or foreign tax laws and regulations, and actions by tax agencies and judicial authorities, and the resolution of disputes with any taxing jurisdictions, pertaining to our subsidiaries and foreign investments.
•U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent, which are rapidly evolving.
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
•Disruptions in our supply chain that have a material impact on our ability to acquire needed goods and services.
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
•Our ability to manage growth in wireless data services, including network quality.
•The outcome of pending, threatened or potential litigation and arbitration.
•The impact from major equipment, software or other failures or errors that disrupt our networks or cyber incidents; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; severe weather conditions or other natural disasters including earthquakes and forest fires; public health emergencies; energy shortages; or wars or terrorist attacks.
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

AT&T Inc.
Dollars in millions except per share amounts
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Governance

Board and Audit Committee Oversight
Our Board of Directors has delegated to the Audit Committee the oversight responsibility to review and discuss with management the Company’s privacy and data security, including cybersecurity, risk exposures, policies and practices, and the steps management has taken to detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The full Board and Audit Committee regularly receive reports and presentations on privacy and data security, which address relevant cybersecurity issues and risks and span a wide range of topics. These reports and presentations are provided by officers with responsibility for privacy and data security, who include our Chief Information Security Officer (CISO), Chief Technology Officer (CTO) and AT&T’s Legal team. In addition to regular reports to the Audit Committee, we have protocols by which certain security incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Audit Committee.

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
b.protecting AT&T-owned and -managed assets and resources against unauthorized access by monitoring potential security threats, correlating network events and overseeing the execution of corrective actions;
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

Risk Management and Strategy
We maintain a network and information security program that is reasonably designed to protect our information, and that of our customers, from unauthorized risks to their confidentiality, integrity or availability. Our program encompasses the CSO and its policies, platforms, procedures and processes for assessing, identifying, and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers. The program is integrated into our overall risk management framework and is generally designed to identify and respond to security incidents and threats in a timely manner to minimize the loss or compromise of information assets and to facilitate incident resolution.

We maintain continuous and near-real-time security monitoring of the AT&T network for investigation, action and response to network security events. This security monitoring leverages tools, where available, such as near-real-time data correlation, situational awareness reporting, active incident investigation, case management, trend analysis and predictive security alerting. We assess, identify and manage risks from cybersecurity threats through various mechanisms, which from time to time may include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, impact analyses, internal audits, external audits, penetration tests and engaging third parties to conduct analyses of our information security program. When circumstances warrant, we also retain external cybersecurity experts to assist the CSO. We conduct vulnerability testing and assess identified vulnerabilities for severity, the potential impact to AT&T and our customers, and likelihood of occurrence. We regularly evaluate security controls to maintain their functionality in accordance with security policy. We also obtain cybersecurity threat intelligence from recognized forums, third parties and other sources as part of our risk assessment process. In addition, as a critical infrastructure entity, we collaborate

AT&T Inc.
Dollars in millions except per share amounts
with numerous agencies in the U.S. government to help protect U.S. communications networks and critical infrastructure, which, in turn, informs our cybersecurity threat intelligence.

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

The IRPs set out a coordinated, multi-functional approach for investigating, containing and mitigating incidents, including reporting findings to senior management and other key stakeholders and keeping them informed and involved as appropriate. In general, our incident response process follows the NIST (National Institute of Standards and Technology) framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.

Impact of Cybersecurity Risk
In 2024, we did not identify and were not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For a discussion of cybersecurity risk, please see the information contained under the heading “Cyberattacks impacting our networks, systems or data or those of our suppliers or vendors may have a material adverse effect on our operations or results of operations” of Item 1A.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2024, of our total property, plant and equipment, central office equipment represented 29%; outside plant (including cable, wiring and other non-central office network equipment) represented 27%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 25%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 7%.

For our Communications segment, substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, wireless towers, telephone centers and retail stores are leased. Property on which communications towers are located may be either owned or leased.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.
Dollars in millions except per share amounts

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
As of February 1, 2025

Name	Age	Position	Held Since

John T. Stankey	62	Chief Executive Officer and President	7/2020
F. Thaddeus Arroyo	61	Chief Strategy and Development Officer	5/2022
Pascal Desroches	60	Senior Executive Vice President and Chief Financial Officer	4/2021
Edward W. Gillespie	63	Senior Executive Vice President - External and Legislative Affairs, AT&T Services, Inc.	4/2020
Kellyn S. Kenny	47	Chief Marketing and Growth Officer	5/2022
Lori M. Lee	59	Global Marketing Officer and Senior Executive Vice President - Human Resources and International	8/2023
Jeremy Legg	55	Chief Technology Officer, AT&T Services, Inc.	5/2022
David R. McAtee II	56	Senior Executive Vice President and General Counsel	10/2015
Jeffery S. McElfresh	54	Chief Operating Officer	5/2022

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

AT&T Inc.
Dollars in millions except per share amounts
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol “T”. The number of stockholders of record as of December 31, 2024 and 2023 was 712,700 and 749,207. The number of stockholders of record as of January 31, 2025, was 710,181. We declared dividends on common stock, on a quarterly basis, totaling $1.11 per share in 2024 and 2023.

STOCK PERFORMANCE GRAPH

The comparison above assumes $100 invested on December 31, 2019, in AT&T common stock and the following Standard & Poor’s (S&P) Indices: S&P 500 Index and S&P 500 Communication Services Index. Total return equals stock price appreciation plus reinvestment of dividends.

AT&T Inc.
Dollars in millions except per share amounts
A summary of our repurchases of common stock during the fourth quarter of 2024 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs[1]
October 1, 2024 –
October 31, 2024	424,825	$22.12	36,300	143,695,672
November 1, 2024 –
November 30, 2024	504	$22.54	—	143,695,672
December 1, 2024 –
December 31, 2024	128,898	$22.57	—	$10,000
Total	554,227	$22.22	36,300
1 In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock.
     The authorization had no expiration date. In December 2024, our Board of Directors approved an authorization to repurchase up to
     $10,000 of common stock and terminated the March 2014 authorization. No repurchases were made in December 2024 under the March 2014 authorization. The December 2024 authorization has no expiration date.

2 Of the shares purchased, 517,927 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023.

On April 8, 2022, we closed our transaction to combine substantially all of our previous WarnerMedia segment (WarnerMedia) with a subsidiary of Discovery, Inc (Discovery). Upon the separation and distribution of WarnerMedia, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that did not individually meet the criteria due to materiality, and determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in the accompanying financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery Transaction. (See Notes 6 and 24)

AT&T Inc.
Dollars in millions except per share amounts
We have two reportable segments: Communications and Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. Each segment’s percentage calculation of total segment operating revenue is derived from our segment results table in Note 4. Segment operating income is primarily attributable to our Communications segment due to prior-years operating losses in Latin America. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating Revenues
Communications	$117,652	$118,038	$117,067	(0.3)%	0.8%
Latin America	4,232	3,932	3,144	7.6	25.1
Corporate	452	458	530	(1.3)	(13.6)
AT&T Operating Revenues	$122,336	$122,428	$120,741	(0.1)%	1.4%

Operating Income
Communications	$27,095	$27,801	$26,736	(2.5)%	4.0%
Latin America	40	(141)	(326)	—	56.7
Segment Operating Income	27,135	27,660	26,410	(1.9)	4.7
Corporate	(2,902)	(2,961)	(2,890)	2.0	(2.5)
Certain significant items	(5,184)	(1,238)	(28,107)	—	95.6
AT&T Operating Income (Loss)	$19,049	$23,461	$(4,587)	(18.8)%	—%

The Communications segment accounted for approximately 97% of our 2024 and 2023 total segment operating revenues and accounted for substantially all segment operating income in 2024 and 2023. This segment provides services to businesses and consumers located in the United States and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, fixed wireless services, IP Voice and managed professional services, as well as legacy voice and data services and related equipment, to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services, and AIA services, to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment accounted for approximately 3% of our 2024 and 2023 total segment operating revenues and less than 1% of segment operating income in 2024. This segment provides wireless service and equipment in Mexico.

AT&T Inc.
Dollars in millions except per share amounts
RESULTS OF OPERATIONS

Consolidated Results Our financial results from continuing operations are summarized in the following table. We then discuss factors affecting our overall results from continuing operations. Additional analysis is discussed in our “Segment Results” section. We also discuss our expected revenue and expense trends for 2025 in the “Operating Environment and Trends of the Business” section.

				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating revenues
Service	$100,135	$99,649	$97,831	0.5%	1.9%
Equipment	22,201	22,779	22,910	(2.5)	(0.6)
Total Operating Revenues	122,336	122,428	120,741	(0.1)	1.4

Operating expenses
Operations and support	77,632	78,997	79,809	(1.7)	(1.0)
Asset impairments and abandonments and restructuring	5,075	1,193	27,498	—	(95.7)
Depreciation and amortization	20,580	18,777	18,021	9.6	4.2
Total Operating Expenses	103,287	98,967	125,328	4.4	(21.0)
Operating Income (Loss)	19,049	23,461	(4,587)	(18.8)	—
Interest expense	6,759	6,704	6,108	0.8	9.8
Equity in net income of affiliates	1,989	1,675	1,791	18.7	(6.5)
Other income (expense) – net	2,419	1,416	5,810	70.8	(75.6)
Income (Loss) from Continuing Operations Before Income Taxes	16,698	19,848	(3,094)	(15.9)	—
Income (Loss) from Continuing Operations	$12,253	$15,623	$(6,874)	(21.6)%	—%

OVERVIEW

Operating revenues decreased in 2024, reflecting declines in Business Wireline service, primarily due to continued declines in legacy services, and Mobility equipment revenues, offset by higher Mobility service, Consumer Wireline and Mexico revenues.

Operations and support expenses decreased in 2024, reflecting lower Mobility equipment costs resulting from lower wireless sales volumes and expense declines from our continued transformation efforts, including lower personnel charges.

Asset impairments and abandonments and restructuring increased in 2024. The increase in 2024 was primarily due to a third-quarter noncash goodwill impairment charge of $4,422 associated with our Business Wireline reporting unit. We performed an interim goodwill impairment test of the Business Wireline reporting unit and concluded that the calculated fair value was lower than the book value, which was driven by a faster-than-previously anticipated industry-wide secular decline of legacy services (see Note 9). Noncash charges in 2024 also included restructuring charges, including termination fees associated with our network modernization program to deploy commercial scale open radio access network (Open RAN).

Noncash charges in 2023 primarily relate to severance and restructuring charges, as well as the abandonment of non-deployed wireless equipment associated with our Open RAN network modernization program.

Depreciation and amortization expense increased in 2024, primarily due to the shortening of estimated economic lives of wireless network equipment that will be replaced earlier than originally anticipated with our Open RAN network modernization efforts. Also contributing to higher depreciation expense was the impact of ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Operating income decreased in 2024 and increased in 2023. Our operating margin was 15.6% in 2024, compared to 19.2% in 2023, and (3.8)% in 2022, which included noncash goodwill impairment charges of $24,812.

Interest expense increased in 2024, primarily due to lower capitalized interest associated with spectrum acquisitions, mostly offset by lower debt balances. Interest expense in 2023 also includes distributions on Mobility preferred interests, which were repurchased on April 5, 2023 (see Note 16).

AT&T Inc.
Dollars in millions except per share amounts

Equity in net income of affiliates increased in 2024. The increase reflects cash distributions received by AT&T in excess of the carrying amount of our investment in DIRECTV, partially offset by the performance of our investment in DIRECTV (see Notes 10 and 19).

Other income (expense) – net increased in 2024. The increase was primarily driven by actuarial remeasurement of benefit plan assets and obligations, with an actuarial loss of $56 in 2024, compared to net actuarial and settlement losses of $1,594 in 2023 (see Note 14). Also contributing to the increase was the prior-year write-down of our SKY Mexico equity investment. These increases were partially offset by lower pension and postretirement benefit credits and lower returns on other benefit-related investments.

Income tax expense increased in 2024. While our income before income taxes decreased in 2024, it includes a goodwill impairment associated with our Business Wireline reporting unit, which is not deductible for tax purposes and results in a higher effective tax rate. Our effective tax rate was 26.6% in 2024, 21.3% in 2023, and (122.2)% in 2022. The effective tax rate in 2022 was also impacted by goodwill impairments, which are not deductible for tax purposes.

Segment Results Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We evaluate segment performance based on operating income as well as EBITDA and/or EBITDA margin. See “Discussion and Reconciliation of Non-GAAP Measures” for a reconciliation of EBITDA and EBITDA margin to the most comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.

COMMUNICATIONS SEGMENT				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Segment Operating Revenues
Mobility	$85,255	$83,982	$81,780	1.5%	2.7%
Business Wireline	18,819	20,883	22,538	(9.9)	(7.3)
Consumer Wireline	13,578	13,173	12,749	3.1	3.3
Total Segment Operating Revenues	$117,652	$118,038	$117,067	(0.3)%	0.8%

Segment Operating Income (Loss)
Mobility	$26,314	$25,861	$23,812	1.8%	8.6%
Business Wireline	(88)	1,289	2,290	—	(43.7)
Consumer Wireline	869	651	634	33.5	2.7
Total Segment Operating Income	$27,095	$27,801	$26,736	(2.5)%	4.0%

Operating revenues decreased in 2024, driven by declines in our Business Wireline business unit, which reflects lower demand for legacy services and product simplification, as well as the absence of revenues from our cybersecurity business that was contributed to a new cybersecurity joint venture, LevelBlue, in the second quarter of 2024. Revenue declines were also driven by lower Mobility equipment revenue. These decreases were partially offset by increases in Mobility service revenue and our Consumer Wireline business unit, driven by gains in wireless and broadband services.

Operating income decreased in 2024 and increased in 2023. The 2024 operating income reflects a decrease in operating income from our Business Wireline business unit, partially offset by increases in our Mobility and Consumer Wireline business units. Our Communications segment operating income margin was 23.0% in 2024, 23.6% in 2023 and 22.8% in 2022. Our Communications segment EBITDA margin was 39.5% in 2024, 38.3% in 2023 and 37.1% in 2022.

AT&T Inc.
Dollars in millions except per share amounts
Communications Business Unit Discussion

Mobility Results
				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating revenues
Service	$65,373	$63,175	$60,499	3.5%	4.4%
Equipment	19,882	20,807	21,281	(4.4)	(2.2)
Total Operating Revenues	85,255	83,982	81,780	1.5	2.7

Operating expenses
Operations and support	48,724	49,604	49,770	(1.8)	(0.3)
Depreciation and amortization	10,217	8,517	8,198	20.0	3.9
Total Operating Expenses	58,941	58,121	57,968	1.4	0.3
Operating Income	$26,314	$25,861	$23,812	1.8%	8.6%

The following tables highlight other key measures of performance for Mobility:

Subscribers
				Percent Change
(in 000s)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Postpaid	89,200	87,104	84,700	2.4%	2.8%
Postpaid phone	72,749	71,255	69,596	2.1	2.4
Prepaid	19,023	19,236	19,176	(1.1)	0.3
Reseller	9,628	7,468	6,043	28.9	23.6
Total Mobility Subscribers[1]	117,851	113,808	109,919	3.6%	3.5%
[1]Effective with our first-quarter 2024 reporting, we have removed connected devices from our total Mobility subscribers, consistent with industry standards and our key performance metrics. Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.

Mobility Net Additions
				Percent Change
(in 000s)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Postpaid Phone Net Additions	1,653	1,744	2,868	(5.2)%	(39.2)%
Total Phone Net Additions	1,525	1,801	3,272	(15.3)	(45.0)

Postpaid[2]	2,250	2,315	4,091	(2.8)	(43.4)
Prepaid	(102)	128	479	—	(73.3)
Reseller	2,020	1,279	462	57.9	—
Mobility Net Subscriber Additions[1]	4,168	3,722	5,032	12.0%	(26.0)%

Postpaid Churn[3]	0.92%	0.98%	0.97%	(6) BP	1	BP
Postpaid Phone-Only Churn[4]	0.76%	0.81%	0.81%	(5) BP	—	BP
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 167, (68) and 203 for the years ended December 31, 2024, 2023 and 2022, respectively. Wearables and other net adds were 430, 639 and 1,020 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

AT&T Inc.
Dollars in millions except per share amounts
Service revenue increased during 2024, largely due to growth from subscriber gains and higher postpaid average revenue per subscriber (ARPU).

ARPU
ARPU increased in 2024 and reflects pricing actions.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in 2024.

Equipment revenue decreased in 2024, primarily driven by lower wireless device sales volumes. The decrease was partially offset by sales of higher-priced phones in 2024.

Operations and support expenses decreased in 2024, largely due to lower equipment and selling costs driven by lower wireless sales volumes, partially offset by higher network costs.

Depreciation expense increased in 2024, primarily due to shortening of estimated economic lives of wireless equipment that will be replaced earlier than originally anticipated with our Open RAN deployment and network transformation, and ongoing capital spending for network upgrades and expansion, which we expect to continue through 2025.

Operating income increased in 2024 and 2023. Our Mobility operating income margin was 30.9% in 2024, 30.8% in 2023 and 29.1% in 2022. Our Mobility EBITDA margin was 42.8% in 2024, 40.9% in 2023 and 39.1% in 2022.

Business Wireline Results
				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating revenues
Service	$18,064	$20,274	$21,891	(10.9)%	(7.4)%
Equipment	755	609	647	24.0	(5.9)
Total Operating Revenues	18,819	20,883	22,538	(9.9)	(7.3)

Operating expenses
Operations and support	13,352	14,217	14,934	(6.1)	(4.8)
Depreciation and amortization	5,555	5,377	5,314	3.3	1.2
Total Operating Expenses	18,907	19,594	20,248	(3.5)	(3.2)
Operating Income (Loss)	$(88)	$1,289	$2,290	—%	(43.7)%

Service revenues decreased in 2024, driven by lower demand for legacy voice, data and network services along with product simplification, partially offset by growth in fiber and connectivity services. We expect these trends to continue. Revenue declines also were impacted by the absence of revenues from our cybersecurity business that was contributed to LevelBlue and higher intellectual property sales in the prior year.

Equipment revenues increased in 2024, driven by higher customer premises equipment sales, which can vary from year to year based on the nature of services purchased.

Operations and support expenses decreased in 2024, primarily driven by lower personnel costs associated with ongoing transformation initiatives, lower network access and customer support expenses and the contribution of our cybersecurity business. Partially offsetting the decreases were higher vendor credits in 2023 and higher equipment costs in 2024. As part of our transformation activities, we expect operations and support expense improvements to continue in 2025 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in 2024, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to further increase in 2025.

Operating income decreased in 2024 and 2023. Our Business Wireline operating income margin was (0.5)% in 2024, 6.2% in 2023 and 10.2% in 2022. Our Business Wireline EBITDA margin was 29.1% in 2024, 31.9% in 2023 and 33.7% in 2022.

AT&T Inc.
Dollars in millions except per share amounts

Consumer Wireline Results
				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating revenues
Broadband	$11,212	$10,455	$9,669	7.2%	8.1%
Legacy voice and data services	1,265	1,508	1,746	(16.1)	(13.6)
Other service and equipment	1,101	1,210	1,334	(9.0)	(9.3)
Total Operating Revenues	13,578	13,173	12,749	3.1	3.3

Operating expenses
Operations and support	9,048	9,053	8,946	(0.1)	1.2
Depreciation and amortization	3,661	3,469	3,169	5.5	9.5
Total Operating Expenses	12,709	12,522	12,115	1.5	3.4
Operating Income	$869	$651	$634	33.5%	2.7%

The following tables highlight other key measures of performance for Consumer Wireline:

Connections
				Percent Change
(in 000s)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Broadband Connections
Total Broadband and DSL Connections	14,079	13,890	13,991	1.4%	(0.7)%
Broadband[1]	13,987	13,729	13,753	1.9	(0.2)
Fiber Broadband Connections	9,331	8,307	7,215	12.3	15.1

Voice Connections
Retail Consumer Switched Access Lines	1,310	1,651	2,028	(20.7)	(18.6)
Consumer VoIP Connections	1,653	1,953	2,311	(15.4)	(15.5)
Total Retail Consumer Voice Connections	2,963	3,604	4,339	(17.8)%	(16.9)%
[1]Includes AIA.

Broadband Net Additions
				Percent Change
(in 000s)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total Broadband and DSL Net Additions	189	(101)	(169)	—%	40.2%
Broadband Net Additions[1]	258	(24)	(92)	—	73.9
Fiber Broadband Net Additions	1,024	1,092	1,223	(6.2)%	(10.7)%
[1]Includes AIA.

Broadband revenues increased in 2024, driven by an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU, partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in 2024, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber.

Other service and equipment revenues decreased in 2024, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses decreased in 2024, driven by lower customer support costs, lower marketing expense and savings from cost initiatives, offset by higher network-related costs as our fiber build scales.

AT&T Inc.
Dollars in millions except per share amounts
Depreciation expense increased in 2024, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to further increase in 2025.

Operating income increased in 2024 and 2023. Our Consumer Wireline operating income margin was 6.4% in 2024, 4.9% in 2023 and 5.0% in 2022. Our Consumer Wireline EBITDA margin was 33.4% in 2024, 31.3% in 2023 and 29.8% in 2022.

LATIN AMERICA SEGMENT				Percent Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Segment Operating revenues
Service	$2,668	$2,569	$2,162	3.9%	18.8%
Equipment	1,564	1,363	982	14.7	38.8
Total Segment Operating Revenues	4,232	3,932	3,144	7.6	25.1

Segment Operating expenses
Operations and support	3,535	3,349	2,812	5.6	19.1
Depreciation and amortization	657	724	658	(9.3)	10.0
Total Segment Operating Expenses	4,192	4,073	3,470	2.9	17.4
Operating Income (Loss)	$40	$(141)	$(326)	—%	56.7%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				Percent Change
(in 000s)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Postpaid	5,837	5,236	4,925	11.5%	6.3%
Prepaid	17,486	16,663	16,204	4.9	2.8
Reseller	253	417	474	(39.3)	(12.0)
Mexico Wireless Subscribers	23,576	22,316	21,603	5.6%	3.3%

Mexico Wireless Net Additions
				Percent Change
(in 000s)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Postpaid	601	311	118	93.2%	—%
Prepaid	823	459	1,147	79.3	(60.0)
Reseller	(164)	(57)	(24)	—	—
Mexico Wireless Net Additions	1,260	713	1,241	76.7%	(42.5)%

Service revenues increased in 2024, reflecting growth in subscribers and ARPU, partially offset by unfavorable foreign exchange impacts.

Equipment revenues increased in 2024, driven by higher equipment sales, partially offset by unfavorable foreign exchange impacts.

Operations and support expenses increased in 2024, driven by increased equipment and selling costs resulting from higher sales, partially offset by favorable impact of foreign exchange.

Depreciation expense decreased in 2024, driven by lower in-service assets and favorable impact of foreign exchange.

Operating income improved in 2024 and 2023. Our Mexico operating income margin was 0.9% in 2024, (3.6)% in 2023 and (10.4)% in 2022. Our Mexico EBITDA margin was 16.5% in 2024, 14.8% in 2023 and 10.6% in 2022.

AT&T Inc.
Dollars in millions except per share amounts
OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2025 Revenue Trends We expect revenue growth in our wireless and broadband businesses as customers demand instant connectivity and higher speeds made possible by wireless network enhancements through 5G deployment and our fiber network expansion. We believe that our simplified go-to-market strategy for 5G in underpenetrated markets will continue to contribute to wireless subscriber and service revenue growth and that expansion of our fiber footprint and our multi-gig offerings will drive greater demand for broadband services on our fast-growing fiber network, as well as increasing our converged customers that have both wireless and fiber.

As we expand our fiber reach, we will be orienting our business portfolio to leverage this opportunity to offset continuing declines in legacy Business Wireline products by growing connectivity with small to mid-sized businesses. We plan to use our strong fiber and wireless assets, broad distribution and integrated product offerings to strengthen our overall market position. We will continue to rationalize our product portfolio with a longer-term shift of the business to fiber and mobile connectivity, and growth in value-added services. As customers are demanding faster and more reliable services, we are decommissioning our legacy copper network and enhancing our offerings to include services that provide better experiences over new technologies, such as AT&T Internet Air.

2025 Expense Trends During 2025, we expect expense trends consistent with the prior year, and that we will continue to focus on efficiency, led by our cost transformation initiative. We expect the spending required to support growth and efficiency initiatives, primarily our continued deployment of fiber and 5G, to pressure expense trends in 2025. These investments will help prepare us to meet increased customer demand for enhanced wireless and broadband services, including video streaming, augmented reality, “smart” technologies, user generated content and artificial intelligence (AI). The software benefits of our 5G wireless technology should result in a more efficient use of capital and lower network-related expenses in the coming years. Furthermore, to the extent customers upgrade their handsets in 2025, the expenses associated with those device sales are expected to contribute to higher costs.

We continue to transform our operations to be more efficient and effective. We are restructuring businesses, working with regulators and customers to sunset legacy networks, improving customer service and ordering functions through digital transformation, sizing our support costs and staffing with current activity levels, and reassessing overall benefit costs. We also expect cost savings through AI-driven efficiencies in our network design and operations, software development, sales, marketing, customer support services and general and administrative costs.
Market Conditions In recent years, uncertainty surrounding global growth rates, inflation and an increasing interest rate environment continued to produce volatility in the credit, currency and equity markets. We expect ongoing pressure on pricing during 2025 as we respond to the geopolitical and macroeconomic environment and our competitive marketplace, especially in wireless services.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. Our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We expect only minimal ERISA contribution requirements to our pension plans for 2025. Investment returns on these assets depend largely on trends in the economy, and a weakness in the equity, fixed income and real asset markets could require us to make future contributions to the pension plans. In addition, our policy of recognizing actuarial gains and losses related to our pension and other postretirement plans in the period in which they arise subjects us to earnings volatility caused by changes in market conditions; however, these actuarial gains and losses do not impact segment performance as they are required to be recorded in “Other income (expense) – net.” Changes in our discount rate, which are tied to changes in the bond market, and changes in the performance of equity markets, may have significant impacts on the valuation of our pension and other postretirement obligations at the end of 2025 (see “Critical Accounting Policies and Estimates”).

Expected Growth Areas Over the next few years, we expect our growth to come from wireless and IP-based fiber broadband services. We provide integrated services to diverse groups of customers in the U.S. on a converged telecommunications network utilizing different technological platforms. In 2025, our key initiatives include:
•Continuing our wireless subscriber momentum and 5G deployment, with expansion of wireless subscribers in underpenetrated markets and converged customers.
•Continuing our fiber deployment, improving fiber penetration, growing AT&T Internet Air services, accelerating subscriber growth and increasing broadband revenues.
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

AT&T Inc.
Dollars in millions except per share amounts
Wireless We expect to continue to deliver revenue growth in the coming years. We are in a period of rapid growth in wireless video and data usage and believe that there are substantial opportunities available for next-generation integrated services that combine technologies and services. As of December 31, 2024, we served 141 million wireless subscribers in North America, with 118 million in the United States.

Our LTE technology covers over 440 million people in North America, and in the United States, we cover all major metropolitan areas and over 336 million people. When combined with our upgraded backhaul network, we provide enhanced network capabilities and superior mobile broadband speeds for data and video services. In December 2018, we introduced the nation’s first commercial mobile 5G service and expanded that deployment nationwide in July 2020. At December 31, 2024, our network covers more than 314 million people with 5G technology in the United States and North America.

Our networks covering both the U.S. and Mexico have enabled our customers to use wireless services without roaming on other companies’ networks. We believe this seamless access will prove attractive to customers and provide a significant growth opportunity. At December 31, 2024, we provided LTE coverage to over 104 million people in Mexico.

Integration of Wireless and Fiber Services The communications industry has evolved into internet-based technologies capable of converging the offering of wireline and wireless services. As the owner and operator of scaled wireless and fiber networks, we plan to continue to focus on expanding our wireless network capabilities and providing broadband offerings that allow customers to integrate their home or business fixed services with their mobile service. In January 2022, we launched our multi-gig rollout, which brings the fastest internet to AT&T Fiber customers in select locations with symmetrical 2 gig and 5 gig tiers. We intend to continue to develop and provide unique integrated mobile and broadband/fiber solutions.

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

U.S. Regulation
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

Internet Until 2015, the FCC classified fixed and mobile consumer broadband internet access services as information services subject to minimal regulation. In 2015, the FCC reclassified such services as telecommunications services subject to broader regulation by the FCC and imposed “net neutrality rules.” Since then, the FCC has twice reversed course, most recently again reclassifying such services as telecommunications services subject to broader regulation by the FCC in an order adopted on April 25, 2024. Multiple trade associations and other parties challenged the FCC’s reclassification decision in appeals consolidated in the U.S. Court of Appeals for the Sixth Circuit. The trade associations petitioned the Sixth Circuit to stay the FCC’s order. On August 1, 2024, the Sixth Circuit issued a stay of the FCC order pending review of the appeals, holding that broadband providers are likely to succeed on the merits. On January 2, 2025, the Sixth Circuit issued an order granting the petition for review and setting aside the FCC net neutrality order, holding that broadband internet access service is an information service.

AT&T Inc.
Dollars in millions except per share amounts

At least one state has adopted legislation regulating the rates of fixed broadband service. In 2021, New York enacted the Affordable Broadband Act (ABA), requiring ISPs offering “fixed” mass-market broadband service, including fixed wireless, to offer discounted plans to low-income customers. In June 2021, the ABA was enjoined by a federal district court, which found the ABA preempted by federal law. In April 2024, the Second Circuit overruled and vacated the district court order. In August 2024, trade associations asked the Supreme Court to review the Second Circuit’s decision. On December 16, the Supreme Court issued an order denying the request. Those associations have since requested rehearing of that Supreme Court decision. Under an agreement with the New York Attorney General, the law began to be enforced on January 15, 2025. In response, AT&T announced that it would no longer offer its AT&T Internet Air fixed wireless service in New York. Other states could consider similar legislation.

Since 2018, some states have adopted legislation or issued executive orders that established state net neutrality rules, including California and Vermont. We expect additional states may seek to impose net neutrality requirements in the future.

On November 15, 2023, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules, which became effective March 22, 2024, prohibit covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race, and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly apply prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband, including deployment, marketing, and credit checks, among other things. We may be required to answer complaints alleging that the company has violated the FCC rules and those complaints may seek relief, including changes to our business practices or civil forfeitures that could result in significant costs or reputational harm. It is currently uncertain how the FCC will implement and enforce these new rules. Several business associations have filed appeals challenging the rules and several of those appeals have been consolidated in the Eighth Circuit, which held oral argument on September 25, 2024.

Privacy-related legislation continues to be adopted or considered in a number of jurisdictions. Legislative, regulatory and litigation actions could result in increased costs of compliance, further regulation or claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data.

Infrastructure Investment On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The legislation appropriates $65,000 to support broadband deployment and adoption. The National Telecommunications and Information Agency (NTIA) is responsible for distributing more than $48,000 of this funding, including $42,500 in state grants for broadband deployment projects in unserved and underserved areas through the Broadband, Equity, Access and Deployment (BEAD) Programs. NTIA and states are in the process of administering these grants. Where appropriate, AT&T has applied for, and in some cases has been awarded, and may continue to apply for grants under this or other government infrastructure programs.

Wireless Industry-wide network densification and 5G technology expansion efforts, which are needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment. This increases the importance of local permitting processes that allow for the placement of small cell equipment in the public right-of-way on reasonable timelines and terms. The FCC has adopted multiple Orders streamlining federal, state, and local wireless structure review processes that had the tendency to delay and impede deployment of small cell and related infrastructure used to provide telecommunications and broadband services. Additional spectrum will be needed industrywide for 5G and future services. In 2023, the FCC’s statutory authority to conduct spectrum auctions lapsed and it is uncertain when Congress will reauthorize it. Also in 2023, the federal government released a national spectrum strategy that focused on spectrum sharing but did not include terms of future spectrum sharing model(s) or specific timelines to make additional spectrum bands available for 5G and future generations of service. As a result, the federal government’s ability and intent to make sufficient spectrum available to the industry in needed timeframes and on terms suitable for mobile broadband network deployments remains uncertain.

In June and November 2020, the FCC issued Declaratory Rulings clarifying the limits on state and local authority to deny applications to modify existing structures to accommodate wireless facilities. In September 2024, the Ninth Circuit Court of Appeals resolved challenges to those Declaratory Rulings, largely sustaining the FCC’s rulings. The decision ensures that the FCC retains the ability to remove state and local regulations that could delay or impede spectrum and technology upgrades on existing cell site facilities.

In recent years, the FCC took several actions to make spectrum available for 5G services, including the auction of 280 MHz of mid-band spectrum previously used for satellite service (the “C-Band” auction) and 39 GHz band spectrum. AT&T obtained spectrum in these auctions. The FCC also made 150 MHz of mid-band CBRS spectrum available, to be shared with Federal incumbents, which enjoy priority. In addition, in 2022, the FCC completed Auction 110, in which AT&T won 40 MHz of 3.45 GHz spectrum nationwide at a cost of $9,079. (See Note 6)

AT&T Inc.
Dollars in millions except per share amounts
ACCOUNTING POLICIES AND STANDARDS
Critical Accounting Policies and Estimates Because of the size of the financial statement line items they relate to or the extent of judgment required by our management, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others.

Pension and Postretirement Benefits Our actuarial estimates of retiree benefit expense and the associated significant weighted-average assumptions are discussed in Note 14. Our assumed weighted-average discount rates for pension and postretirement benefits of 5.70% and 5.60%, respectively, at December 31, 2024, reflect the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows for the obligations. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2024, when compared to the year ended December 31, 2023, we increased our pension discount rate by 0.70%, resulting in a decrease in our pension plan benefit obligation of $1,994, and increased our postretirement discount rate by 0.60%, resulting in a decrease in our postretirement benefit obligation of $317.

Our expected long-term rate of return is 7.75% on pension plan assets and 4.00% on postretirement plan assets for 2024 and 2025. Our expected return on plan assets is calculated using the actual fair value of plan assets. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2025 combined pension and postretirement cost to increase $136, which under our accounting policy would be adjusted to actual returns in the current year upon remeasurement of our retiree benefit plans.

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

Annual Goodwill Testing
Goodwill is tested on a reporting unit basis by comparing the estimated fair value of each reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. We estimate fair values using an income approach (also known as a discounted cash flow model) and market multiple approaches. The income approach utilizes our future cash flow projections with a perpetuity value discounted at an appropriate weighted average cost of capital. The market multiple approach uses the multiples of publicly traded companies whose services are comparable to those offered by the reporting units.

During the third quarter of 2024, we updated the long-term strategic plan of our Business Wireline reporting unit. The updated plans reflected lower long-term projected future cash flows associated with the industry-wide secular decline, including a faster-than-previously anticipated decline of legacy services. We identified this as an impairment indicator and performed an interim quantitative goodwill impairment test of our Business Wireline reporting unit. The interim impairment test methodology was consistent with our approach for annual impairment testing (see Note 1), using similar models updated with our current view of key inputs and assumptions. We concluded that the calculated fair value of the Business Wireline reporting unit was lower than the book value, resulting in a noncash goodwill impairment charge of $4,422 for the entirety of our Business Wireline reporting unit goodwill.

As of October 1, 2024, the calculated fair values of the reporting units with remaining goodwill exceeded their book values in all circumstances in excess of 10%. If either the projected long-term growth rates declined by 0.5%, if the projected long-term

AT&T Inc.
Dollars in millions except per share amounts
EBITDA margin declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair values would still be higher than the book value of the reporting units.

The fair values of our remaining reporting units could be negatively impacted by future sustained declines in macroeconomic or business conditions, higher discount rates or declines in the value of AT&T stock and could result in goodwill impairment charges in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for the years ended December 31,	2024	2023	2022
Cash provided by operating activities	$38,771	$38,314	$35,812
Cash used in investing activities	(17,490)	(19,660)	(26,899)
Cash used in financing activities	(24,708)	(15,614)	(59,564)

At December 31,	2024	2023
Cash and cash equivalents	$3,298	$6,722
Total debt	123,532	137,331

We had $3,298 in cash and cash equivalents available at December 31, 2024, decreasing $3,424 since December 31, 2023. Cash and cash equivalents included cash of $2,149 and money market funds and other cash equivalents of $1,149. Approximately $1,268 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

AT&T Inc.
Dollars in millions except per share amounts
In 2024, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, distributions from DIRECTV and sales of idle Rabbi Trust assets and other investments. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses. The cash generated from operating activities was used to fund capital expenditures and vendor financing payments, repay short-term borrowings and long-term debt, and dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Refer to “Contractual Obligations” discussion below for additional information regarding our cash requirements.

Cash Provided by Operating Activities from Continuing Operations
During 2024, cash provided by operating activities was $38,771, compared to $38,314 in 2023, reflecting the timing of working capital associated with device payments, as well as the expansion of committed, cost-efficient receivable sales programs, and operational growth, partially offset by higher cash tax payments.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to improve cash from operating activities $661 in 2024 and decrease cash from operating activities $299 in 2023. All supplier financing payments are due within one year. (See Note 22)

Cash Used in Investing Activities from Continuing Operations
During 2024, cash used in investing activities totaled $17,490, consisting primarily of $20,263 (including interest during construction) for capital expenditures. During 2024, net FirstNet sustainability payments were $237. In 2024, we received a return of investment of $928 from DIRECTV representing distributions in excess of cumulative equity in earnings from DIRECTV (see Note 10) and sold Rabbi Trust and other investments totaling $2,575.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. Vendor financing payments were $1,792 in 2024, compared to $5,742 in 2023. Capital expenditures in 2024 were $20,263, and when including $1,792 cash paid for vendor financing, capital investment was $22,055 ($1,540 lower than the prior year).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. In 2024, we placed $700 of productive assets (primarily software) in service under vendor financing arrangements (compared to $2,651 in 2023).

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. In 2025, we expect that our capital investment, which includes capital expenditures and cash paid for vendor financing, will be in the $22,000 range.

Cash Provided by or Used in Financing Activities from Continuing Operations
In 2024, cash used in financing activities totaled $24,708 and was comprised of debt repayments, payments of dividends and vendor financing payments.

A tabular summary of our debt activity during 2024 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2024
Net commercial paper borrowings	$428	$262	$(2,686)	$—	$(1,996)

Repayments:
USD notes	$(2,300)	$(1,615)	$—	$(2,575)	$(6,490)
EUR notes	(2,181)	(32)	—	—	(2,213)
CAD notes	—	(442)	—	—	(442)
CHF notes	—	—	—	(467)	(467)
Other	(204)	(136)	(203)	(142)	(685)
Repayments of long-term debt	$(4,685)	$(2,225)	$(203)	$(3,184)	$(10,297)

AT&T Inc.
Dollars in millions except per share amounts
The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of December 31, 2024 and as of December 31, 2023. We had $122,116 of total notes and debentures outstanding at December 31, 2024. This also included Euro, British pound sterling, Canadian dollar, Swiss franc and Australian dollar denominated debt that totaled approximately $30,685.

At December 31, 2024, we had $5,089 of long-term debt maturing within one year. We had no outstanding commercial paper borrowings or other short-term borrowings on December 31, 2024. The weighted average interest rate on our outstanding short-term borrowings was approximately 6.0% as of December 31, 2023.
During 2024, we paid $1,792 of cash under our vendor financing program, compared to $5,742 in 2023. Total vendor financing payables included in our December 31, 2024 consolidated balance sheet were $1,448, with $749 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

In December 2024, our Board of Directors approved a $10,000 share repurchase authorization and terminated the March 2014 authorization, under which approximately 144 million shares were available for repurchase. At December 31, 2024, we had $10,000 remaining from our common stock repurchase authorization approved by the Board of Directors in December 2024.

We paid dividends on common and preferred shares of $8,208 in 2024, compared with $8,136 in 2023. Dividends on common stock declared by our Board of Directors totaled $1.11 per share in 2024 and in 2023. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Our 2025 financing activities will focus on managing our debt level and paying dividends, subject to approval by our Board of Directors, and repurchasing common stock when deemed appropriate. We plan to fund our financing uses of cash through a combination of cash from operations, issuance of debt and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.
Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have a $12,000 revolving credit agreement that terminates on November 18, 2029 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of December 31, 2024.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Our Revolving Credit Agreement contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of December 31, 2024, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our $34,884 derivative portfolio, counterparties are still required to post collateral. During 2024, we received $477 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 12)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At December 31, 2024, our debt ratio was 50.7%, compared to 53.5% at December 31, 2023 and 56.1% at December 31, 2022. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

AT&T Inc.
Dollars in millions except per share amounts
A significant amount of our cash outflows for continuing operations is related to tax items, acquisition of spectrum through FCC auctions and benefits paid for current and former employees:
•Total taxes incurred, collected and remitted by AT&T during 2024 and 2023 were $16,968 and $16,877. These taxes include income, franchise, property, sales, excise, payroll, gross receipts and various other taxes and fees.
•Total domestic spectrum acquired primarily through FCC auctions, including cash, exchanged spectrum, auction deposits and spectrum relocation and clearing costs, was approximately $380 in 2024, $2,940 in 2023 and $10,200 in 2022.
•Total health and welfare benefits provided to certain active and retired employees and their dependents totaled approximately $2,550 in 2024 and $2,990 in 2023, with $736 paid from plan assets in 2024, compared to $624 in 2023. Of those benefits, approximately $2,290 related to medical and prescription drug benefits in 2024, compared to $2,730 in 2023. We paid $2,447 of pension benefits out of plan assets in 2024, compared to $4,863 in 2023.

Contractual Obligations
Our contractual obligations as of December 31, 2024, and the estimated timing of payment, are in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[1]	$135,952	$5,399	$14,962	$13,823	$101,768
Interest payments on long-term debt[2]	90,504	5,549	10,300	9,326	65,329
Purchase obligations[3]	27,997	9,916	10,982	5,495	1,604
Operating lease obligations[4]	25,475	4,789	7,693	5,015	7,978
FirstNet sustainability payments[5]	16,449	420	2,462	3,132	10,435
Unrecognized tax benefits (UTB)[6]	9,912	245	—	—	9,667
Other finance obligations[7]	8,802	1,522	2,039	1,566	3,675
Total Contractual Obligations	$315,091	$27,840	$48,438	$38,357	$200,456
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

Certain items were excluded from this table because the year of payment is unknown and could not be reliably estimated, we believe the obligations are immaterial, or the settlement of the obligation will not require the use of cash. These items include: deferred income tax liability of $58,939 (see Note 13); net postemployment benefit obligations of $9,595 (including current portion); and other noncurrent liabilities of $8,292.

AT&T Inc.
Dollars in millions except per share amounts
DISCUSSION AND RECONCILIATION OF NON-GAAP MEASURES

We also evaluate segment and business unit performance based on EBITDA, which is defined as operating income excluding depreciation and amortization, and/or EBITDA margin, which is defined as EBITDA divided by total revenue. EBITDA is used as part of our management reporting, and we believe EBITDA to be a relevant and useful measurement to our investors as it measures the cash generation potential of our business units. EBITDA does not give effect to depreciation and amortization expenses incurred in operating income nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. There are material limitations to using these non-GAAP financial measures. EBITDA and EBITDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

	2024	2023	2022
Communications Segment
Operating income	$27,095	$27,801	$26,736
Add: Depreciation and amortization expense	19,433	17,363	16,681
EBITDA	$46,528	$45,164	$43,417

Operating income margin	23.0%	23.6%	22.8%
EBITDA margin	39.5%	38.3%	37.1%

Mobility
Operating income	$26,314	$25,861	$23,812
Add: Depreciation and amortization expense	10,217	8,517	8,198
EBITDA	$36,531	$34,378	$32,010

Operating income margin	30.9%	30.8%	29.1%
EBITDA margin	42.8%	40.9%	39.1%

Business Wireline
Operating income	$(88)	$1,289	$2,290
Add: Depreciation and amortization expense	5,555	5,377	5,314
EBITDA	$5,467	$6,666	$7,604

Operating income margin	(0.5)%	6.2%	10.2%
EBITDA margin	29.1%	31.9%	33.7%

Consumer Wireline
Operating income	$869	$651	$634
Add: Depreciation and amortization expense	3,661	3,469	3,169
EBITDA	$4,530	$4,120	$3,803

Operating income margin	6.4%	4.9%	5.0%
EBITDA margin	33.4%	31.3%	29.8%

Latin America Segment
Operating income	$40	$(141)	$(326)
Add: Depreciation and amortization expense	657	724	658
EBITDA	$697	$583	$332

Operating income margin	0.9%	(3.6)%	(10.4)%
EBITDA margin	16.5%	14.8%	10.6%

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

Interest Rate Risk
The majority of our financial instruments are medium- and long-term fixed-rate notes and debentures. Changes in interest rates can lead to significant fluctuations in the fair value of these instruments. The principal amounts by expected maturity, average interest rate and fair value of our liabilities that are exposed to interest rate risk are described in Notes 11 and 12. In managing interest expense, we control our mix of fixed- and floating-rate debt through term loans, floating- rate notes, and interest rate swaps. We have established interest rate risk limits that we closely monitor by measuring interest rate sensitivities in our debt and interest rate derivatives portfolios.

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

We had no interest rate swaps and no interest rate locks at December 31, 2024.

Foreign Exchange Risk
We principally use foreign exchange contracts to hedge costs and debt denominated in foreign currencies. We are also exposed to foreign currency exchange risk through our foreign affiliates and equity investments in foreign companies.

Through cross-currency swaps, our foreign-denominated debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance, removing interest rate and foreign currency exchange risk associated with the underlying interest and principal payments. We expect gains or losses in our cross-currency swaps to offset the gains and losses in the financial instruments they hedge. We had cross-currency swaps with a notional value of $34,884 and a fair value of $(4,076) outstanding at December 31, 2024.

For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. We had no foreign exchange forward contracts at December 31, 2024.

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

AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2024, the company’s internal control over financial reporting is effective based on those criteria.

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

AT&T Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AT&T Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

Discount rates used in determining pension and postretirement benefit obligations

Description of the Matter
At December 31, 2024, the Company’s defined benefit pension obligation was $30,944 million and exceeded the fair value of pension plan assets of $27,919 million, resulting in an unfunded benefit obligation of $3,025 million. Additionally, at December 31, 2024, the Company’s postretirement benefit obligation was $6,339 million and exceeded the fair value of postretirement plan assets of $1,144 million, resulting in an unfunded benefit obligation of $5,195 million. As explained in Note 14 to the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event. The Company determines the discount rates used to measure the obligations based on the development of a yield curve using high-quality corporate bonds selected to yield cash flows that correspond to the expected timing and amount of the expected future benefit payments.

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

Evaluation of goodwill for impairment

Description of the Matter
At December 31, 2024, the Company’s goodwill balance was $63,432 million. As discussed in Note 1 to the consolidated financial statements, reporting unit goodwill is tested at least annually for impairment. Estimating fair value in connection with the impairment evaluation involves the utilization of discounted cash flow and market multiple approaches.

Auditing management’s annual goodwill impairment test for the Consumer Wireline reporting unit was complex because the estimation of fair value involves subjective management assumptions, such as the projected terminal growth rate, projected long-term EBITDA margin, and weighted average cost of capital, and complex valuation methodologies, such as the discounted cash flow and market multiple approaches. Assumptions used in these valuation models are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over the Company’s impairment evaluation processes. Our procedures included testing controls over management’s review of the valuation models and its determination of the significant assumptions described above.

Our audit procedures to test management’s impairment evaluations included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. For example, we compared the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in evaluating the methodologies and auditing the assumptions used to calculate the estimated fair value of the Consumer Wireline reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Dallas, Texas
February 12, 2025

AT&T Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on Internal Control Over Financial Reporting
We have audited AT&T Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AT&T Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 12, 2025

AT&T Inc.
Dollars in millions except per share amounts
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
	2024	2023	2022
Operating Revenues
Service	$100,135	$99,649	$97,831
Equipment	22,201	22,779	22,910
Total operating revenues	122,336	122,428	120,741

Operating Expenses
Cost of revenues
Equipment	22,249	23,136	24,009
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	26,972	26,987	26,839
Selling, general and administrative	28,411	28,874	28,961
Asset impairments and abandonments and restructuring	5,075	1,193	27,498
Depreciation and amortization	20,580	18,777	18,021
Total operating expenses	103,287	98,967	125,328
Operating Income (Loss)	19,049	23,461	(4,587)

Other Income (Expense)
Interest expense	(6,759)	(6,704)	(6,108)
Equity in net income of affiliates	1,989	1,675	1,791
Other income (expense) – net	2,419	1,416	5,810
Total other income (expense)	(2,351)	(3,613)	1,493
Income (Loss) from Continuing Operations Before Income Taxes	16,698	19,848	(3,094)
Income tax expense on continuing operations	4,445	4,225	3,780
Income (Loss) from Continuing Operations	12,253	15,623	(6,874)
Loss from discontinued operations, net of tax	—	—	(181)
Net Income (Loss)	12,253	15,623	(7,055)
Less: Net Income Attributable to Noncontrolling Interest	(1,305)	(1,223)	(1,469)
Net Income (Loss) Attributable to AT&T	$10,948	$14,400	$(8,524)
Less: Preferred Stock Dividends	(202)	(208)	(203)
Net Income (Loss) Attributable to Common Stock	$10,746	$14,192	$(8,727)
Basic Earnings (Loss) Per Share from continuing operations	$1.49	$1.97	$(1.10)
Basic Loss Per Share from discontinued operations	$—	$—	$(0.03)
Basic Earnings (Loss) Per Share Attributable to Common Stock	$1.49	$1.97	$(1.13)
Diluted Earnings (Loss) Per Share from continuing operations	$1.49	$1.97	$(1.10)
Diluted Loss Per Share from discontinued operations	$—	$—	$(0.03)
Diluted Earnings (Loss) Per Share Attributable to Common Stock	$1.49	$1.97	$(1.13)
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Comprehensive Income
	2024	2023	2022

Net income (loss)	$12,253	$15,623	$(7,055)
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment, net of taxes of $(175), $143 and $90	(545)	463	346
Reclassification adjustment included in net income (loss), net of taxes of $(14), $0 and $0	127	—	—
Distributions of WarnerMedia, net of taxes of $0, $0 and $(38)	—	—	(182)
Securities:
Net unrealized gains (losses), net of taxes of $(5), $8 and $(49)	(19)	22	(143)
Reclassification adjustment included in net income (loss), net of taxes of $10, $4 and $3	30	11	8
Derivative Instruments:
Net unrealized gains (losses), net of taxes of $121, $228 and $(183)	380	922	(648)
Reclassification adjustment included in net income (loss), net of taxes of $14, $12 and $25	45	47	96
Distributions of WarnerMedia, net of taxes of $0, $0 and $(12)	—	—	(24)
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $0, $10 and $583	—	32	1,787
Amortization of net prior service credit included in net income (loss), net of taxes of $(492), $(642) and $(663)	(1,523)	(1,963)	(2,028)
Distributions of WarnerMedia, net of taxes of $0, $0 and $5	—	—	25
Other comprehensive income (loss)	(1,505)	(466)	(763)
Total comprehensive income (loss)	10,748	15,157	(7,818)
Less: Total comprehensive income attributable to noncontrolling interest	(1,305)	(1,223)	(1,469)
Total Comprehensive Income (Loss) Attributable to AT&T	$9,443	$13,934	$(9,287)
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Balance Sheets
	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$3,298	$6,722
Accounts receivable – net of related allowance for credit loss of $375 and $499	9,638	10,289
Inventories	2,270	2,177
Prepaid and other current assets	15,962	17,270
Total current assets	31,168	36,458
Property, Plant and Equipment – Net	128,871	128,489
Goodwill – Net	63,432	67,854
Licenses – Net	127,035	127,219
Other Intangible Assets – Net	5,255	5,283
Investments in and Advances to Equity Affiliates	295	1,251
Operating Lease Right-Of-Use Assets	20,909	20,905
Other Assets	17,830	19,601
Total Assets	$394,795	$407,060
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$5,089	$9,477
Accounts payable and accrued liabilities	35,657	35,852
Advanced billings and customer deposits	4,099	3,778
Dividends payable	2,027	2,020
Total current liabilities	46,872	51,127
Long-Term Debt	118,443	127,854
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,939	58,666
Postemployment benefit obligation	9,025	8,734
Operating lease liabilities	17,391	17,568
Other noncurrent liabilities	23,900	23,696
Total deferred credits and other noncurrent liabilities	109,255	108,664
Redeemable Noncontrolling Interest	1,980	1,973
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at December 31, 2024 and December 31, 2023):
Series A (48,000 issued and outstanding at December 31, 2024 and December 31, 2023)	—	—
Series B (20,000 issued and outstanding at December 31, 2024 and December 31, 2023)	—	—
Series C (70,000 issued and outstanding at December 31, 2024 and December 31, 2023)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at December 31, 2024 and December 31, 2023: issued 7,620,748,598 at December 31, 2024 and December 31, 2023)	7,621	7,621
Additional paid-in capital	109,108	114,519
Retained earnings (deficit)	1,871	(5,015)
Treasury stock (444,853,148 at December 31, 2024 and 470,685,237 at December 31, 2023, at cost)	(15,023)	(16,128)
Accumulated other comprehensive income	795	2,300
Noncontrolling interest	13,873	14,145
Total stockholders’ equity	118,245	117,442
Total Liabilities and Stockholders’ Equity	$394,795	$407,060
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Cash Flows
	2024	2023	2022
Operating Activities
Income (loss) from continuing operations	$12,253	$15,623	$(6,874)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	20,580	18,777	18,021
Provision for uncollectible accounts	1,969	1,969	1,865
Deferred income tax expense	1,570	3,037	2,975
Net (gain) loss on investments, net of impairments	80	441	381
Pension and postretirement benefit expense (credit)	(1,883)	(2,552)	(3,237)
Actuarial and settlement (gain) loss on pension and postretirement benefits – net	56	1,594	(1,999)
Asset impairments and abandonments and restructuring	5,075	1,193	27,498
Changes in operating assets and liabilities:
Receivables	123	82	727
Inventories, prepaid and other current assets	(383)	(642)	(674)
Accounts payable and other accrued liabilities	(810)	(1,764)	(1,109)
Equipment installment receivables and related sales	(1,846)	(133)	154
Deferred customer contract acquisition and fulfillment costs	497	1	(947)
Postretirement claims and contributions	(166)	(735)	(823)
Other – net	1,656	1,423	(146)
Total adjustments	26,518	22,691	42,686
Net Cash Provided by Operating Activities from Continuing Operations	38,771	38,314	35,812
Investing Activities
Capital expenditures	(20,263)	(17,853)	(19,626)
Acquisitions, net of cash acquired	(380)	(2,942)	(10,200)
Dispositions	75	72	199
Distributions from DIRECTV in excess of cumulative equity in earnings	928	2,049	2,649
(Purchases), sales and settlements of securities and investments – net	2,575	(902)	82
Other – net	(425)	(84)	(3)
Net Cash Used in Investing Activities from Continuing Operations	(17,490)	(19,660)	(26,899)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	—	(914)	(519)
Issuance of other short-term borrowings	491	5,406	3,955
Repayment of other short-term borrowings	(2,487)	(3,415)	(18,345)
Issuance of long-term debt	19	10,004	2,979
Repayment of long-term debt	(10,297)	(12,044)	(25,118)
Note payable to DIRECTV, net of payments	—	(130)	(1,211)
Payment of vendor financing	(1,792)	(5,742)	(4,697)
Purchase of treasury stock	(215)	(194)	(890)
Issuance of treasury stock	15	3	28
Issuance of preferred interests in subsidiary	—	7,151	—
Redemption of preferred interests in subsidiary	—	(5,333)	(2,665)
Dividends paid	(8,208)	(8,136)	(9,859)
Other – net	(2,234)	(2,270)	(3,222)
Net Cash Used in Financing Activities from Continuing Operations	(24,708)	(15,614)	(59,564)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	(3,427)	3,040	(50,651)
Cash flows from Discontinued Operations:
Cash used in operating activities	—	—	(3,789)
Cash provided by investing activities	—	—	1,094
Cash provided by financing activities	—	—	35,823
Net increase in cash and cash equivalents and restricted cash from discontinued operations	—	—	33,128
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,427)	3,040	(17,523)
Cash and cash equivalents and restricted cash beginning of year	6,833	3,793	21,316
Cash and Cash Equivalents and Restricted Cash End of Year	$3,406	$6,833	$3,793
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock – Series A
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series B
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series C
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$114,519		$123,610		$130,112
Distribution of WarnerMedia		—		—		(6,832)
Preferred stock dividends		(134)		(205)		—
Common stock dividends ($1.11, $1.11 and $1.11 per share in 2024, 2023 and 2022)		(4,020)		(7,991)		—
Issuance of treasury stock		(516)		(379)		(171)
Share-based payments		(184)		(109)		(162)
Redemption or reclassification of interests held by noncontrolling owners		(557)		(407)		663
Balance at end of year		$109,108		$114,519		$123,610
Retained Earnings (Deficit)
Balance at beginning of year		$(5,015)		$(19,415)		$42,350
Net income (loss) attributable to AT&T		10,948		14,400		(8,524)
Distribution of WarnerMedia		—		—		(45,041)
Preferred stock dividends		(71)		—		(207)
Common stock dividends ($1.11, $1.11 and $1.11 per share in 2024, 2023 and 2022)		(3,991)		—		(7,993)
Balance at end of year		$1,871		$(5,015)		$(19,415)
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity – continued
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(471)	$(16,128)	(493)	$(17,082)	(480)	$(17,280)
Repurchase and acquisition of common stock	(12)	(215)	(10)	(194)	(44)	(890)
Issuance of treasury stock	38	1,320	32	1,148	31	1,088
Balance at end of year	(445)	$(15,023)	(471)	$(16,128)	(493)	$(17,082)
Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$2,300		$2,766		$3,529
Other comprehensive income (loss) attributable to AT&T		(1,505)		(466)		(763)
Balance at end of year		$795		$2,300		$2,766
Noncontrolling Interest[1]
Balance at beginning of year		$14,145		$8,957		$17,523
Net income attributable to noncontrolling interest		1,163		1,146		1,469
Issuance and acquisition (disposition) of noncontrolling owners		(29)		5,180		(21)
Redemption of noncontrolling interest		(76)		(53)		(2,665)
Reclassification of noncontrolling interest		—		—		(5,997)
Distributions		(1,330)		(1,085)		(1,352)
Balance at end of year		$13,873		$14,145		$8,957
Total Stockholders’ Equity at beginning of year		$117,442		$106,457		$183,855
Total Stockholders’ Equity at end of year		$118,245		$117,442		$106,457
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

On April 8, 2022, we completed the separation of our WarnerMedia business, which represented substantially all of our WarnerMedia segment, in a Reverse Morris Trust transaction, under which Magallanes, Inc. (Spinco), a formerly wholly-owned subsidiary of AT&T that held the WarnerMedia business, was distributed to AT&T stockholders via a pro rata dividend, followed by the combination of Spinco with a subsidiary of Discovery, Inc. (Discovery), which was renamed Warner Bros. Discovery, Inc. (WBD). (See Note 6)

Upon the separation and distribution, the WarnerMedia business met the criteria for discontinued operations. For discontinued operations, we also evaluated transactions that were components of AT&T’s single plan of a strategic shift, including dispositions that previously did not individually meet the criteria due to materiality, and have determined discontinued operations to be comprised of WarnerMedia, Vrio, Xandr and Playdemic Ltd. (Playdemic). These businesses are reflected in the accompanying financial statements as discontinued operations, including for periods prior to the consummation of the WarnerMedia/Discovery Transaction. (See Notes 6 and 24)

All significant intercompany transactions are eliminated in the consolidation process. Investments in subsidiaries and partnerships which we do not control but have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included in our results on a one quarter lag. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items, including translation adjustments. We treat distributions received from equity method investees as returns on investment and classify them as cash flows from operating activities until those distributions exceed our cumulative equity in the earnings of that investment. We treat the excess amount as a return of investment and classify it as cash flows from investing activities. In the event we receive dividends in excess of the carrying amount of the investment, and we have no obligation to provide financial support to the equity method investee, we treat those dividends as returns on investment and classify them as cash flows from operating activities.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including other estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Moreover, unfavorable changes in market conditions, including interest rates, could adversely impact those estimates and result in asset impairments. Certain prior-period amounts have been conformed to the current period’s presentation. Unless otherwise noted, the information in Notes 1 through 23 refer only to our continuing operations and do not include discussion of balances or activity of WarnerMedia, Vrio, Xandr and Playdemic, which are part of discontinued operations.

Adopted and New Accounting Standards

Segment Reporting In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). Beginning with our 2024 annual reporting, we adopted, through retrospective application, ASU No. 2023-07, which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources.

Convertible Instruments Beginning with 2022 interim reporting, we adopted, through retrospective application, ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. Prior to the April 2023 repurchase, settlement of our Series A Cumulative Perpetual Membership Interests in AT&T Mobility II LLC (Mobility preferred interests) could have resulted in additional dilutive impact, the magnitude of which was influenced by the fair value of the Mobility preferred interests and the average AT&T common stock price during the reporting period, which varied from period-to-period (see Note 16).

AT&T Inc.
Dollars in millions except per share amounts
Income Taxes In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires that a public entity disclose specific categories in its annual income tax rate reconciliation table and provide additional qualitative information for reconciling items representing at least 5% of pre-tax income or loss from continuing operations, using the federal statutory tax rate. The standard also requires an annual breakdown of income taxes paid by jurisdiction (i.e., federal, state and foreign), with further disaggregation by jurisdictions representing at least 5% of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with prospective application.

Disaggregation of Income Statement Expenses In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03), which requires that a public entity disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption presented on the face of the income statement. The standard also requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclose the total amount of selling expenses and, annually, the entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements; we are currently evaluating the disclosure impacts of our adoption.

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

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying amounts approximate fair value. At December 31, 2024, we held $2,149 in cash and $1,149 in money market funds and other cash equivalents. Of our total cash and cash equivalents, $1,268 resided in foreign jurisdictions, some of which is subject to restrictions on repatriation.

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

AT&T Inc.
Dollars in millions except per share amounts
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

Wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communications services. While wireless licenses are issued for a fixed period of time (generally ten years), renewals of domestic wireless licenses have occurred routinely and at nominal cost. We have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our FCC wireless licenses. Cash paid, including spectrum deposits (net of refunds), capitalized interest, and any payments for incentive and relocation costs are included in “Acquisitions, net of cash acquired” in our consolidated statements of cash flows. Interest is capitalized until the spectrum is ready for its intended use.

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

Foreign Currency Translation Our foreign subsidiaries and foreign investments generally report their earnings in their local currencies. We translate their foreign assets and liabilities at exchange rates in effect at the balance sheet dates. We translate their revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated OCI on our consolidated balance sheets (see Note 3).

Pension and Other Postretirement Benefits See Note 14 for a comprehensive discussion of our pension and postretirement benefits, including a discussion of the actuarial assumptions, our policy for recognizing the associated gains and losses and our method used to estimate service and interest cost components.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

Year Ended December 31,	2024	2023	2022
Numerators
Numerator for basic earnings per share:
Income (loss) from continuing operations, net of tax	$12,253	$15,623	$(6,874)
Net income from continuing operations attributable to noncontrolling interests	(1,305)	(1,223)	(1,469)
Preferred Stock Dividends	(202)	(208)	(203)
Income (loss) from continuing operations attributable to common stock	10,746	14,192	(8,546)
Adjustment to carrying value of noncontrolling interest	—	—	663
Numerator for basic earnings per share from continuing operations[1]	10,746	14,192	(7,883)
Loss from discontinued operations attributable to common stock	—	—	(181)
Numerator for basic earnings per share[1]	$10,746	$14,192	$(8,064)
Dilutive potential common shares:
Mobility preferred interests[2]	—	72	526
Share-based payment[2]	—	13	17
Numerator for diluted earnings per share	$10,746	$14,277	$(7,521)
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,199	7,181	7,166
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	71	378
Share-based payment (in shares)	5	6	43
Denominator for diluted earnings per share[2]	7,204	7,258	7,587
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

On April 5, 2023, we repurchased all of our Mobility preferred interests (see Note 16). For periods prior to repurchase, under ASU 2020-06, the ability to settle the Mobility preferred interests in stock was reflected in our diluted earnings per share calculation (see Note 1).

AT&T Inc.
Dollars in millions except per share amounts
NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(1,964)		$45		$(1,422)		$6,870		$3,529
Other comprehensive income (loss) before reclassifications	346		(143)		(648)		1,787		1,342
Amounts reclassified from accumulated OCI	—	1	8	1	96	2	(2,028)	3	(1,924)
Distribution of WarnerMedia	(182)		—		(24)		25		(181)
Net other comprehensive income (loss)	164		(135)		(576)		(216)		(763)
Balance as of December 31, 2022	(1,800)		(90)		(1,998)		6,654		2,766
Other comprehensive income (loss) before reclassifications	463		22		922		32		1,439
Amounts reclassified from accumulated OCI	—	1	11	1	47	2	(1,963)	3	(1,905)
Net other comprehensive income (loss)	463		33		969		(1,931)		(466)
Balance as of December 31, 2023	(1,337)		(57)		(1,029)		4,723		2,300
Other comprehensive income (loss) before reclassifications	(545)		(19)		380		—		(184)
Amounts reclassified from accumulated OCI	127	1	30	1	45	2	(1,523)	3	(1,321)
Net other comprehensive income (loss)	(418)		11		425		(1,523)		(1,505)
Balance as of December 31, 2024	$(1,755)		$(46)		$(604)		$3,200		$795
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

Our chief operating decision maker (CODM) is our Chief Executive Officer and President. Our CODM uses operating income to evaluate performance and allocate resources, including capital allocations, when managing the business. Our CODM manages operations through the review of actual and forecasted “Operations and Support Expenses” information at a segment and business unit level, with Communications and Latin America segments primarily evaluated on a direct cost basis and comprised of equipment, compensation, network and technology, sales, advertising and other costs.

Additionally, business unit expenses within the Communications segment include direct and shared costs. Direct costs are incurred in support of products and services offered by the business units, such as equipment costs (predominantly wireless devices), network access, rents, leases, sales support, customer provisioning and commission expenses. Shared costs amongst the business units generally include information technology, network engineering and construction costs, advertising and other general and administrative expense.

AT&T Inc.
Dollars in millions except per share amounts

The Communications segment provides wireless and wireline telecom and broadband services to consumers located in the United States and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
•Mobility provides nationwide wireless service and equipment.
•Business Wireline provides advanced ethernet-based fiber services, fixed wireless services, IP Voice and managed professional services, as well as legacy voice and data services and related equipment, to business customers.
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services, and our fixed wireless access product (AT&T Internet Air or “AIA”) that provides internet services delivered over our 5G wireless network, to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment provides wireless service and equipment in Mexico.
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

For the year ended December 31, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$85,255	$48,724	$10,217	$26,314
Business Wireline	18,819	13,352	5,555	(88)
Consumer Wireline	13,578	9,048	3,661	869
Total Communications	117,652	71,124	19,433	27,095
Latin America – Mexico	4,232	3,535	657	40
Segment Total	121,884	74,659	20,090	27,135
Corporate and Other
Corporate:
DTV-related retained costs	—	465	414	(879)
Parent administration support	(2)	1,722	6	(1,730)
Securitization fees	116	628	—	(512)
Value portfolio	338	102	17	219
Total Corporate	452	2,917	437	(2,902)
Certain significant items	—	5,131	53	(5,184)
Total Corporate and Other	452	8,048	490	(8,086)
AT&T Inc.	$122,336	$82,707	$20,580	$19,049

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2023
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$83,982	$49,604	$8,517	$25,861
Business Wireline	20,883	14,217	5,377	1,289
Consumer Wireline	13,173	9,053	3,469	651
Total Communications	118,038	72,874	17,363	27,801
Latin America – Mexico	3,932	3,349	724	(141)
Segment Total	121,970	76,223	18,087	27,660
Corporate and Other
Corporate:
DTV-related retained costs	—	686	586	(1,272)
Parent administration support	(7)	1,416	6	(1,429)
Securitization fees	85	604	—	(519)
Value portfolio	380	99	22	259
Total Corporate	458	2,805	614	(2,961)
Certain significant items	—	1,162	76	(1,238)
Total Corporate and Other	458	3,967	690	(4,199)
AT&T Inc.	$122,428	$80,190	$18,777	$23,461

For the year ended December 31, 2022
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$81,780	$49,770	$8,198	$23,812
Business Wireline	22,538	14,934	5,314	2,290
Consumer Wireline	12,749	8,946	3,169	634
Total Communications	117,067	73,650	16,681	26,736
Latin America – Mexico	3,144	2,812	658	(326)
Segment Total	120,211	76,462	17,339	26,410
Corporate and Other
Corporate:
DTV-related retained costs	8	878	549	(1,419)
Parent administration support	(32)	1,378	16	(1,426)
Securitization fees	65	419	—	(354)
Value portfolio	489	139	41	309
Total Corporate	530	2,814	606	(2,890)
Certain significant items	—	28,031	76	(28,107)
Total Corporate and Other	530	30,845	682	(30,997)
AT&T Inc.	$120,741	$107,307	$18,021	$(4,587)

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of Segment Operating Income to “Income (Loss) from Continuing Operations Before Income Taxes” reported in our consolidated statements of income:

For the years ended December 31,	2024	2023	2022
Communications	$27,095	$27,801	$26,736
Latin America	40	(141)	(326)
Segment Operating Income	27,135	27,660	26,410
Reconciling Items:
Corporate	(2,902)	(2,961)	(2,890)
Transaction and other costs	(123)	(98)	(425)
Amortization of intangibles acquired	(53)	(76)	(76)
Asset impairments and abandonments and restructuring	(5,075)	(1,193)	(27,498)
Benefit-related gains (losses)	67	129	(108)
AT&T Operating Income (Loss)	19,049	23,461	(4,587)
Interest expense	6,759	6,704	6,108
Equity in net income of affiliates	1,989	1,675	1,791
Other income (expense) – net	2,419	1,416	5,810
Income (Loss) from Continuing Operations Before Income Taxes	$16,698	$19,848	$(3,094)

The following table sets forth revenues earned from customers, and property, plant and equipment located in different geographic areas:

At or for the years ended December 31,	2024		2023		2022
	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment
United States	$116,882	$125,573	$117,097	$124,387	$116,006	$123,305
Mexico	4,286	2,981	3,993	3,750	3,210	3,718
Asia/Pacific Rim	462	82	521	99	592	124
Europe	441	139	504	166	584	201
Latin America	149	60	194	67	217	74
Other	116	36	119	20	132	23
Total	$122,336	$128,871	$122,428	$128,489	$120,741	$127,445

The following table presents assets, investments in equity affiliates and capital expenditures by segment:

At or for the years ended December 31,	2024			2023
	Assets	Investments in Equity Method Investees	Capital Expenditures	Assets	Investments in Equity Method Investees	Capital Expenditures
Communications	$481,757	$—	$19,335	$504,006	$—	$16,876
Latin America	7,808	—	269	9,314	—	298
Corporate and eliminations	(94,770)	295	659	(106,260)	1,251	679
Total	$394,795	$295	$20,263	$407,060	$1,251	$17,853

AT&T Inc.
Dollars in millions except per share amounts
NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. No customer accounted for more than 10% of consolidated revenues in 2024, 2023 or 2022.

Wireless, Advanced Data, Legacy Voice & Data Services and Equipment Revenue
We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancelable on a short-term basis (i.e., month-to-month arrangements).

Examples of service revenues include wireless, fiber and other advanced connectivity, transitional and legacy voice and data. These services represent a series of distinct services that is considered a separate performance obligation. Service revenue is recognized when services are provided, based upon either period of time (e.g., monthly service fees) or usage (e.g., bytes of data processed).

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

Revenue recognized from fixed-term contracts that bundle services and/or equipment is allocated based on the standalone selling price of all required performance obligations of the contract (i.e., each item included in the bundle). Promotional discounts are attributed to each required component of the arrangement, resulting in recognition over the contract term. Standalone selling prices are determined by assessing prices paid for service-only contracts (e.g., arrangements where customers bring their own devices) and standalone device pricing.

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

AT&T Inc.
Dollars in millions except per share amounts
Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the year ended December 31, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$65,373	$—	$—	$2,668	$—	$68,041
Business service	—	18,064	—	—	—	18,064
Broadband	—	—	11,212	—	—	11,212
Legacy voice and data	—	—	1,265	—	253	1,518
Other	—	—	1,101	—	199	1,300
Total Service	65,373	18,064	13,578	2,668	452	100,135
Equipment	19,882	755	—	1,564	—	22,201
Total	$85,255	$18,819	$13,578	$4,232	$452	$122,336

For the year ended December 31, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$63,175	$—	$—	$2,569	$—	$65,744
Business service	—	20,274	—	—	—	20,274
Broadband	—	—	10,455	—	—	10,455
Legacy voice and data	—	—	1,508	—	294	1,802
Other	—	—	1,210	—	164	1,374
Total Service	63,175	20,274	13,173	2,569	458	99,649
Equipment	20,807	609	—	1,363	—	22,779
Total	$83,982	$20,883	$13,173	$3,932	$458	$122,428

For the year ended December 31, 2022
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$60,499	$—	$—	$2,162	$13	$62,674
Business service	—	21,891	—	—	—	21,891
Broadband	—	—	9,669	—	—	9,669
Legacy voice and data	—	—	1,746	—	323	2,069
Other	—	—	1,334	—	194	1,528
Total Service	60,499	21,891	12,749	2,162	530	97,831
Equipment	21,281	647	—	982	—	22,910
Total	$81,780	$22,538	$12,749	$3,144	$530	$120,741

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations, for our Mobility, Business Wireline and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

During the first quarter of 2022, we updated our analysis of expected economic lives of customer relationships. As of January 1, 2022, we extended the amortization period for deferred acquisition and fulfillment contract costs within Mobility, Business Wireline and Consumer Wireline to better reflect the estimated economic lives of the relationships. These changes in

AT&T Inc.
Dollars in millions except per share amounts
accounting estimate decreased “Other cost of revenues” approximately $395, or $0.04 per diluted share from continuing operations for the year ended December 31, 2022.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2024	2023
Deferred Acquisition Costs
Prepaid and other current assets	$3,239	$3,233
Other Assets	4,177	4,077
Total deferred customer contract acquisition costs	$7,416	$7,310

Deferred Fulfillment Costs
Prepaid and other current assets	$2,101	$2,340
Other Assets	3,289	3,843
Total deferred customer contract fulfillment costs	$5,390	$6,183

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the years ended December 31:

Consolidated Statements of Income	2024	2023
Deferred acquisition cost amortization	$3,667	$3,476
Deferred fulfillment cost amortization	2,525	2,700

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

The following table presents contract assets and liabilities on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2024	2023
Contract asset	$6,855	$6,518
Current portion in “Prepaid and other current assets”	3,845	3,549
Contract liability	4,272	3,994
Current portion in “Advanced billings and customer deposits”	3,981	3,666

Our beginning of period contract liabilities recorded as customer contract revenue during 2024 was $3,666.

Remaining Performance Obligations
Remaining performance obligations represent services we are required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. In determining the transaction price allocated,

AT&T Inc.
Dollars in millions except per share amounts
we do not include non-recurring charges and estimates for usage, nor do we consider arrangements with an original expected duration of less than one year, which are primarily prepaid wireless and residential internet agreements.

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $40,914, of which we expect to recognize approximately 85% by the end of 2026, with the balance recognized thereafter.

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

In February 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We provided to the FCC an upfront deposit of $550 in 2020 and cash payments totaling $22,856 in the first quarter of 2021, for a total of $23,406. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments upon clearing of Phase I spectrum and paid $2,112 upon clearing of Phase II spectrum in 2023. Additionally, we are responsible for approximately $1,100 of compensable relocation costs over the next several years as the spectrum is being cleared by satellite operators, of which we paid $650 in 2021, $98 in 2022, $109 in 2023 and $138 in 2024. Funding for the purchase price of the spectrum included a combination of cash on hand and short-term investments, as well as short- and long-term debt.

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

AT&T Inc.
Dollars in millions except per share amounts
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Lives (years)	2024	2023
Land	-	$1,372	$1,377
Buildings and improvements	2-44	39,947	39,380
Central office equipment[1]	3-10	101,607	100,264
Cable, wiring and conduit	15-50	95,217	90,109
Other equipment	3-20	87,656	85,379
Software	3-7	17,663	17,742
Under construction	-	7,452	5,640
		350,914	339,891
Accumulated depreciation and amortization		222,043	211,402
Property, plant and equipment – net		$128,871	$128,489
[1] Includes certain network software.
Our depreciation expense was $20,421 in 2024, $18,593 in 2023, and $17,852 in 2022. Depreciation expense included amortization of software totaling $3,076 in 2024, $3,023 in 2023 and $2,972 in 2022.

In December 2022, we recorded a noncash pre-tax charge of $1,413 to abandon conduits that will not be utilized to support future network activity. The abandonment was considered outside the ordinary course of business.

During the first quarter of 2022, we updated our analysis of economic lives of AT&T-owned fiber network assets. As of January 1, 2022, we extended the estimated economic life and depreciation period of such costs to better reflect the physical life of the assets that we had been experiencing and absence of technological changes that would replace fiber as the best broadband technology in the industry. The change in accounting estimate decreased depreciation expense $280, or $0.03 per diluted share from continuing operations for the year ended December 31, 2022.

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

The components of lease expense were as follows:

	2024	2023	2022
Operating lease cost	$5,776	$5,577	$5,437
Finance lease cost:
Amortization of leased assets in property, plant and equipment	$205	$232	$204
Interest on lease obligation	171	184	159
Total finance lease cost	$376	$416	$363

AT&T Inc.
Dollars in millions except per share amounts
The following table provides supplemental cash flows information related to leases:

	2024	2023	2022
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$4,757	$4,588	$4,679

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	3,762	2,693	3,751

The following tables set forth supplemental balance sheet information related to leases at December 31:

	2024	2023
Operating Leases
Operating lease right-of-use assets	$20,909	$20,905

Accounts payable and accrued liabilities	$3,533	$3,524
Operating lease obligation	17,391	17,568
Total operating lease obligation	$20,924	$21,092

Finance Leases
Property, plant and equipment, at cost	$2,449	$2,828
Accumulated depreciation and amortization	(1,378)	(1,399)
Property, plant and equipment – net	$1,071	$1,429

Current portion of long-term debt	$179	$183
Long-term debt	1,237	1,655
Total finance lease obligation	$1,416	$1,838

	2024	2023
Weighted-Average Remaining Lease Term (years)
Operating leases	7.6	7.7
Finance leases	6.7	7.2

Weighted-Average Discount Rate
Operating leases	4.5%	4.1%
Finance leases	8.5%	8.3%

AT&T Inc.
Dollars in millions except per share amounts
The following table provides the expected future minimum maturities of lease obligations:

At December 31, 2024	Operating Leases	Finance Leases
2025	$4,789	$293
2026	4,166	285
2027	3,527	284
2028	2,885	286
2029	2,130	294
Thereafter	7,978	416
Total lease payments	25,475	1,858
Less: Imputed interest	(4,551)	(442)
Total	$20,924	$1,416

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment at a reporting unit level, which is deemed to be our principal operating segments or one level below. With our annual impairment testing as of October 1, the calculated fair value of each reporting unit exceeded its book value.

During the third quarter of 2024, we updated the long-term strategic plan of our Business Wireline reporting unit. The updated plans reflected lower long-term projected future cash flows associated with the industry-wide secular decline, including a faster-than-previously anticipated decline of legacy services. We identified this as an impairment indicator and performed an interim quantitative goodwill impairment test of our Business Wireline reporting unit. The interim impairment test methodology was consistent with our approach for annual impairment testing (see Note 1), using similar models updated with our current view of key inputs and assumptions. We concluded that the calculated fair value of the Business Wireline reporting unit was lower than the book value, resulting in a goodwill impairment. As a result, in the third quarter of 2024, we recorded a noncash goodwill impairment charge of $4,422 in our consolidated statements of income, which represented the entirety of Business Wireline reporting unit goodwill.

In 2022, we recorded noncash impairment charges of $13,478 in our Business Wireline reporting unit, $10,508 in our Consumer Wireline reporting unit and the entire $826 in our Mexico reporting unit. The decline in fair values was primarily due to changes in the macroeconomic environment, namely increased weighted-average cost of capital. Also, inflation pressure and lower projected cash flows driven by secular declines, predominantly at Business Wireline, impacted the fair values.

Changes to our goodwill in 2024 resulted from the noncash impairment discussed above. Changes to our goodwill in 2023 resulted from goodwill attributed to assets contributed to the formation of strategic joint ventures.

Our Communications segment has three reporting units: Mobility, Consumer Wireline and Business Wireline. Business Wireline goodwill was fully impaired in the third quarter of 2024. The reporting unit is deemed to be the operating segment for Latin America and its goodwill was fully impaired in 2022. At December 31, 2024, accumulated goodwill impairments totaled $29,234.

The following table sets forth the changes in the carrying amounts of goodwill for the Communications segment:

	2024			2023
	Balance at Jan. 1	Impairment	Balance at Dec. 31	Balance at Jan. 1	Dispositions and other	Balance at Dec. 31
Communications
Goodwill	$91,840	$—	$91,840	$91,881	$(41)	$91,840
Accumulated Impairments	(23,986)	(4,422)	(28,408)	(23,986)	—	(23,986)
Total	$67,854	$(4,422)	$63,432	$67,895	$(41)	$67,854

We review amortizing intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group.

AT&T Inc.
Dollars in millions except per share amounts
Indefinite-lived wireless licenses increased in 2024 primarily due to compensable relocation and incentive payments and $199 of capitalized interest. Indefinite-lived wireless licenses increased in 2023 primarily due to compensable relocation and incentive payments and $695 of capitalized interest. (See Notes 6 and 23)

Our other intangible assets at December 31 are summarized as follows:

	2024				2023
Other Intangible Assets	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Amortized intangible assets:
Wireless licenses	21.6 years	$2,999	$696	$(343)	$3,034	$572	$23
Customer lists and relationships	10.0 years	349	275	(74)	379	286	(74)
Trademarks, trade names and other	12.6 years	43	23	(6)	289	261	(5)
Total	21.6 years	$3,391	$994	$(423)	$3,702	$1,119	$(56)

Indefinite-lived intangible assets not subject to amortization:

Wireless licenses	$125,075	$124,734
Trade names	5,241	5,241
Total	$130,316	$129,975

Amortized intangible assets are definite-life assets, and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for definite-life intangible assets was $159 for the year ended December 31, 2024, $184 for the year ended December 31, 2023 and $169 for the year ended December 31, 2022. Estimated amortization expense for the next five years is: $129 for 2025, $131 for 2026, $130 for 2027, $130 for 2028 and $130 for 2029.

NOTE 10. EQUITY METHOD INVESTMENTS

Investments in partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.
Our investments in equity affiliates at December 31, 2024, primarily included our interests in DIRECTV and Gigapower.

DIRECTV We account for our investment in DIRECTV under the equity method of accounting. DIRECTV is considered a variable interest entity for accounting purposes. As DIRECTV is jointly governed by a board with representation from both AT&T and TPG Capital (TPG), with TPG having tie-breaking authority on certain key decisions, most significantly the appointment and removal of the CEO, we have concluded that we are not the primary beneficiary of DIRECTV. The initial fair value of the equity considerations at the date of acquisition was $6,852, which was determined using a discounted cash flow model reflecting distribution rights and preference of the individual instruments.

The ownership interests in DIRECTV, based on seniority, are as follows:
•Preferred units with distribution rights of $1,800 held by TPG, which have been fully distributed.
•Junior preferred units with distribution rights of $4,250 held by AT&T, which were fully distributed as of December 31, 2023.
•Distribution preference associated with Common units of $4,200 held by AT&T, of which $1,370 of distribution rights remain as of December 31, 2024.
•Common units, with 70% held by AT&T and 30% held by TPG.
On September 29, 2024, we agreed to sell our interest in DIRECTV to TPG for approximately $7,600 in cash payments through 2029, inclusive of third-quarter and fourth-quarter 2024 combined distributions of $1,695. In addition to quarterly distributions through 2025, including payout of common catch-up units, this consideration includes notes payable to AT&T of approximately

AT&T Inc.
Dollars in millions except per share amounts
$2,550 and a dividend of $1,150. The transaction is expected to close in mid-2025, pending customary closing conditions. We expect a gain on sale, whose amount will be dependent on the timing of close.

Beginning in third-quarter 2024, our investment in DIRECTV was reduced to zero on our consolidated balance sheet, resulting from aggregate cash receipts exceeding our initial investment balance plus our cumulative equity in DIRECTV earnings. As we are not committed, implicitly or explicitly, to provide financial or other support to DIRECTV, we record cash distributions received in excess of our share of DIRECTV’s earnings in “Equity in net income of affiliates” in the consolidated statements of income and as cash provided by operations in the consolidated statements of cash flows.
During 2024, 2023 and 2022, we recognized $2,027, $1,666 and $1,808 of equity in net income of affiliates and received total distributions of $2,955, $3,715 and $4,457, respectively, from DIRECTV. The book value of our investment in DIRECTV was $0 and $877 at December 31, 2024 and 2023.
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
Gigapower On May 11, 2023, we closed our transaction with BlackRock, through a fund managed by its Diversified Infrastructure business, related to Gigapower, LLC (Gigapower). We hold a 50% interest in this joint venture, which provides a fiber network in select areas to internet service providers and other businesses across the U.S. We deconsolidated Gigapower’s operations and began accounting for it as an equity method investment on May 12, 2023.
SKY Mexico In June 2024, we sold our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.
The following table presents summarized financial information for DIRECTV and our other equity method investments, consisting primarily of Gigapower, SKY Mexico (prior to disposition) and certain sports-related programming investments, at December 31, or for the year then ended:

	2024	2023	2022
Income Statements[1,2]
Operating revenues	$20,003	$22,938	$25,794
Operating income	2,343	2,873	3,175
Net income	1,811	2,393	2,581

Balance Sheets[2]
Current assets	2,857	3,058
Noncurrent assets	9,496	12,203
Current liabilities	5,312	5,148
Noncurrent liabilities	7,389	8,193
[1]Does not include Gigapower for periods prior to May 2023.
[2]Does not include SKY Mexico after disposition in June 2024.
The following table is a reconciliation of our investments in equity affiliates as presented on our consolidated balance sheets:

	2024	2023
Beginning of year	$1,251	$3,533
Additional investments	117	135
Distributions from DIRECTV in excess of cumulative equity in earnings	(928)	(2,049)
Dividends and distributions of cumulative earnings received	(2,033)	(1,668)
Equity in net income of affiliates	1,989	1,675
Impairments	(155)	(450)
Currency translation adjustments	—	61
Other adjustments	54	14
End of year	$295	$1,251

AT&T Inc.
Dollars in millions except per share amounts
NOTE 11. DEBT

Long-term debt of AT&T and its subsidiaries, including interest rates and maturities, is summarized as follows at December 31:

						2024	2023
Notes and debentures
Interest Rates[1]			Maturities
0.00%	–	2.99%	2024	–	2033	$21,860	$24,560
3.00%	–	4.99%	2024	–	2061	83,725	87,855
5.00%	–	6.99%	2024	–	2095	22,679	27,286
7.00%	–	8.75%	2024	–	2097	3,565	3,639
Fair value of interest rate swaps recorded in debt						6	7
						131,835	143,347
Unamortized (discount) premium – net						(9,340)	(9,509)
Unamortized issuance costs						(379)	(436)
Total notes and debentures						122,116	133,402
Finance lease obligations						1,416	1,838
Total long-term debt, including current maturities						123,532	135,240
Current maturities of long-term debt						(5,089)	(7,386)
Total long-term debt						$118,443	$127,854
[1]Foreign debt includes the impact from hedges, when applicable.

We had outstanding Euro, British pound sterling, Canadian dollar, Swiss franc and Australian dollar denominated debt of approximately $30,685 and $35,192 at December 31, 2024 and 2023, respectively.

The weighted-average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of December 31, 2024 and as of December 31, 2023.

Debt maturing within one year consisted of the following at December 31:

	2024	2023
Current maturities of long-term debt	$5,089	$7,386
Commercial paper	—	2,091
Total	$5,089	$9,477

The weighted average interest rate on our outstanding short-term borrowings, comprised solely of commercial paper, was approximately 6.0% as of December 31, 2023.

AT&T Inc.
Dollars in millions except per share amounts
Financing Activities
During 2024, we repaid $10,112 of long-term debt and credit agreement borrowings with a weighted average interest rate of 4.1%. Our debt activity during 2024 primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2024
Net commercial paper borrowings	$428	$262	$(2,686)	$—	$(1,996)

Repayments:
USD notes	$(2,300)	$(1,615)	$—	$(2,575)	$(6,490)
EUR notes	(2,181)	(32)	—	—	(2,213)
CAD notes	—	(442)	—	—	(442)
CHF notes	—	—	—	(467)	(467)
Other	(204)	(136)	(203)	(142)	(685)
Repayments of long-term debt	$(4,685)	$(2,225)	$(203)	$(3,184)	$(10,297)

As of December 31, 2024 and 2023, we were in compliance with all covenants and conditions of instruments governing our debt. Substantially all of our outstanding long-term debt is unsecured. Maturities of outstanding long-term notes and debentures, as of December 31, 2024, and the corresponding weighted-average interest rate scheduled for repayment are as follows:

	2025	2026	2027	2028	2029	Thereafter
Debt repayments[1,2]	$5,399	$8,652	$6,310	$6,905	$6,918	$101,768
Weighted-average interest rate [2]	4.7%	3.1%	3.7%	3.2%	4.6%	4.2%
[1]Debt repayments represent maturity value. Foreign debt includes the impact from hedges, when applicable.
[2]Includes credit agreement borrowings.

Credit Facilities

General
In November 2022, we entered into and drew on a $2,500 term loan agreement due February 16, 2025 (Term Loan), with Mizuho Bank, Ltd., as agent. On March 30, 2023, the $2,500 Term Loan was paid off and terminated.

Revolving Credit Agreement
We currently have a $12,000 revolving credit agreement that terminates on November 18, 2029 (Revolving Credit Agreement), for which we extended the termination date, pursuant to the terms of the agreement, by one year in November 2024. No amount was outstanding under the Revolving Credit Agreement as of December 31, 2024.

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

The obligations of the lenders under the Revolving Credit Agreement to provide advances will terminate on November 18, 2029, unless the commitments are terminated in whole prior to that date. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the Revolving Credit Agreement.

The Revolving Credit Agreement provides that we have the right to terminate, in whole or in part, amounts committed by the lenders under the credit agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated.

AT&T Inc.
Dollars in millions except per share amounts
Advances under the Revolving Credit Agreement would bear interest, at our option, either:
•at a variable annual rate equal to: (1) the highest of (but not less than zero) (a) the rate of interest announced publicly by Citibank in New York, New York, from time to time, as Citibank’s base rate, (b) 0.5% per annum above the federal funds rate, and (c) the forward-looking term rate based on the secured overnight financing rate (Term SOFR) for a period of one month plus a credit spread adjustment of 0.10% plus 1.00%, plus (2) an applicable margin, as set forth in the credit agreement (the “Applicable Margin for Base Advances”); or
•at a rate equal to: (i) Term SOFR for a period of one, three or six months, as applicable, plus (ii) a credit spread adjustment of 0.10%, plus (iii) an applicable margin, as set forth in the Revolving Credit Agreement (the “Applicable Margin for Benchmark Rate Advances”).

We pay a facility fee of 0.060%, 0.070%, 0.080% or 0.100% per annum of the amount of the lender commitments, depending on AT&T’s credit rating.

NOTE 12. FAIR VALUE MEASUREMENTS AND DISCLOSURE

The Fair Value Measurement and Disclosure framework in ASC 820, “Fair Value Measurement,” provides a three-tiered fair value hierarchy based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$122,116	$114,167	$133,402	$128,474
Commercial paper	—	—	2,091	2,091
Investment securities[2]	1,603	1,603	2,836	2,836
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of December 31, 2024 and December 31, 2023. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,”

AT&T Inc.
Dollars in millions except per share amounts
“Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$484	$—	$—	$484
International equities	8	—	—	8
Fixed income equities	178	—	—	178
Available-for-Sale Debt Securities	—	689	—	689
Asset Derivatives
Cross-currency swaps	—	87	—	87
Liability Derivatives
Cross-currency swaps	—	(4,163)	—	(4,163)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,002	$—	$—	$1,002
International equities	215	—	—	215
Fixed income equities	209	—	—	209
Available-for-Sale Debt Securities	—	1,228	—	1,228
Asset Derivatives
Cross-currency swaps	—	424	—	424
Liability Derivatives
Interest rate swaps	—	(2)	—	(2)
Cross-currency swaps	—	(3,601)	—	(3,601)

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

The components comprising total gains and losses in the period on equity securities are as follows:

For the years ended December 31,	2024	2023	2022
Total gains (losses) recognized on equity securities	$209	$257	$(309)
Gains (Losses) recognized on equity securities sold	(52)	89	(80)
Unrealized gains (losses) recognized on equity securities held at end of period	$261	$168	$(229)

At December 31, 2024, available-for-sale debt securities totaling $689 have maturities as follows - less than one year: $66; one to three years: $120; three to five years: $99; five or more years: $404.

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

AT&T Inc.
Dollars in millions except per share amounts
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

We also designate most of our cross-currency swaps and foreign exchange contracts as fair value hedges. The purpose of these contracts is to hedge foreign currency risk associated with changes in spot rates on foreign-denominated debt. For cross-currency hedges, we have elected to exclude the change in fair value of the swap related to both time value and cross-currency basis spread from the assessment of hedge effectiveness. For foreign exchange contracts, we have elected to exclude the change in fair value of forward points from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the years ended December 31, 2024 and 2023, no ineffectiveness was measured on fair value hedges.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At December 31, 2024, we had posted collateral of $188 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s, before the final collateral exchange in December, we would have been required to post additional collateral of $52. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $3,986. At December 31, 2023, we had posted collateral of $670 (a deposit asset) and held collateral of $5 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

AT&T Inc.
Dollars in millions except per share amounts
Following are the notional amounts of our outstanding derivative positions at December 31:

	2024	2023
Interest rate swaps	$—	$1,750
Cross-currency swaps	34,884	38,006
Total	$34,884	$39,756

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships
For the years ended December 31,	2024	2023	2022
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(1)	$(6)	$(3)
Gain (loss) on long-term debt	1	6	3
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(1,347)	1,121	2,195
Gain (loss) on long-term debt	1,347	(1,121)	(2,195)
Gain (loss) recognized in accumulated OCI	501	1,126	297
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	—	12	(12)
Gain (loss) on long-term debt	—	(12)	12
Gain (loss) recognized in accumulated OCI	—	12	(12)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

Cash Flow Hedging Relationships
For the years ended December 31,	2024	2023	2022
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$—	$12	$(1,119)
Foreign exchange contracts:
Gain (loss) recognized in accumulated OCI	—	—	3
Other income (expense) – net reclassified from accumulated OCI into income	—	—	1
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(59)	(59)	(65)
Other income (expense) reclassified from accumulated OCI into income	—	—	(45)
Distribution of WarnerMedia	—	—	(12)

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

AT&T Inc.
Dollars in millions except per share amounts
NOTE 13. INCOME TAXES

Significant components of our deferred tax liabilities (assets) are as follows at December 31:

	2024	2023
Depreciation and amortization	$36,531	$37,931
Licenses and nonamortizable intangibles	20,660	20,049
Lease right-of-use assets	5,103	5,100
Lease liabilities	(5,107)	(5,146)
Employee benefits	(3,017)	(2,970)
Deferred fulfillment costs	1,788	1,941
Equity in partnership	2,716	2,943
Net operating loss and other carryforwards	(5,619)	(6,484)
Other – net	1,466	563
Subtotal	54,521	53,927
Deferred tax assets valuation allowance	4,338	4,656
Net deferred tax liabilities	$58,859	$58,583

Noncurrent deferred tax liabilities	$58,939	$58,666
Less: Noncurrent deferred tax assets	(80)	(83)
Net deferred tax liabilities	$58,859	$58,583

At December 31, 2024, we had combined net operating and capital loss carryforwards (tax effected) for federal income tax purposes of $692, state of $683 and foreign of $2,447, expiring through 2044. Additionally, we had federal credit carryforwards of $299 and state credit carryforwards of $1,498, expiring primarily through 2044.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowances at December 31, 2024 and 2023 related primarily to state and foreign net operating losses and state credit carryforwards.

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

AT&T Inc.
Dollars in millions except per share amounts
A reconciliation of the change in our UTB balance from January 1 to December 31 for 2024 and 2023 is as follows:

Federal, State and Foreign Tax	2024	2023
Balance at beginning of year	$11,924	$9,657
Increases for tax positions related to the current year	369	1,026
Increases for tax positions related to prior years	1,017	448
Decreases for tax positions related to prior years	(772)	(212)
Lapse of statute of limitations	(8)	(16)
Settlements	3	1,021
Balance at end of year	12,533	11,924
Accrued interest and penalties	2,223	1,785
Gross unrecognized income tax benefits	14,756	13,709
Less: Deferred federal and state income tax benefits	(849)	(687)
Less: Tax attributable to timing items included above	(6,964)	(6,438)
Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$6,943	$6,584

Periodically we make deposits to taxing jurisdictions which reduce our UTB balance but are not included in the reconciliation above. The amount of deposits that reduced our UTB balance was $2,282 at December 31, 2024 and $2,361 at December 31, 2023. Current tax assets on our consolidated balance sheets were $2,236 at December 31, 2024 and $2,079 at December 31, 2023.

Accrued interest and penalties included in UTBs were $2,223 as of December 31, 2024 and $1,785 as of December 31, 2023. We record interest and penalties related to federal, state and foreign UTBs in income tax expense. The net interest and penalty expense (benefit) included in income tax expense was $474 for 2024, $324 for 2023 and $(86) for 2022.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. As a large taxpayer, our income tax returns are regularly audited by the Internal Revenue Service (IRS) and other taxing authorities.

The IRS has completed field examinations of our tax returns through 2015. All audit periods prior to 2006 are closed for federal examination purposes, and we have effectively resolved all outstanding audit issues for years through 2010 with the IRS Appeals Division.

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

AT&T Inc.
Dollars in millions except per share amounts

The components of income tax (benefit) expense are as follows:

	2024	2023	2022
Federal:
Current	$2,769	$2,280	$579
Deferred	1,289	2,250	2,206
	4,058	4,530	2,785
State and local:
Current	859	423	21
Deferred	(512)	(832)	912
	347	(409)	933
Foreign:
Current	68	66	106
Deferred	(28)	38	(44)
	40	104	62
Total	$4,445	$4,225	$3,780

“Income (Loss) from Continuing Operations Before Income Taxes” in the consolidated statements of income included the following components for the years ended December 31:

	2024	2023	2022
U.S. income (loss) before income taxes	$16,674	$20,506	$(1,480)
Foreign income (loss) before income taxes	24	(658)	(1,614)
Total	$16,698	$19,848	$(3,094)

A reconciliation of income tax expense (benefit) on continuing operations and the amount computed by applying the statutory federal income tax rate of 21% to income from continuing operations before income taxes is as follows:

	2024	2023	2022
Taxes computed at federal statutory rate	$3,507	$4,168	$(650)
Increases (decreases) in income taxes resulting from:
State and local income taxes – net of federal income tax benefit	478	345	795
Tax on foreign investments	3	102	43
Noncontrolling interest	(274)	(259)	(308)
Permanent items and R&D credit	(174)	(207)	(121)
Audit resolutions	192	319	(642)
Divestitures	—	(75)	(481)
Goodwill impairment[1]	929	9	5,210
Other – net	(216)	(177)	(66)
Total	$4,445	$4,225	$3,780
Effective Tax Rate	26.6%	21.3%	(122.2)%
[1] Goodwill impairments are not deductible for tax purposes.

NOTE 14. PENSION AND POSTRETIREMENT BENEFITS

We offer noncontributory pension programs covering the majority of domestic nonmanagement employees in our Communications business. Nonmanagement employees’ pension benefits are generally calculated using one of two formulas: a flat dollar amount applied to years of service according to job classification, or a cash balance plan with negotiated annual pension band credits as well as interest credits. Most employees can elect to receive their pension benefits in either a lump sum payment or an annuity.

AT&T Inc.
Dollars in millions except per share amounts
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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Benefit obligation at beginning of year	$33,227	$42,828	$6,693	$7,280
Service cost - benefits earned during the period	487	477	22	23
Interest cost on projected benefit obligation	1,586	1,876	310	340
Amendments	—	—	—	(42)
Actuarial (gain) loss	(1,909)	976	84	278
Benefits paid, including settlements	(2,447)	(4,863)	(770)	(1,186)
Group annuity contract transfer	—	(8,067)	—	—
Benefit obligation at end of year	$30,944	$33,227	$6,339	$6,693

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Fair value of plan assets at beginning of year	$30,098	$40,874	$1,763	$2,160
Actual return on plan assets	265	1,791	117	227
Benefits paid, including settlements[1]	(2,447)	(4,863)	(736)	(624)
Contributions	3	—	—	—
Group annuity contract transfer	—	(7,704)	—	—
Fair value of plan assets at end of year	27,919	30,098	1,144	1,763
Unfunded status at end of year[2]	$(3,025)	$(3,129)	$(5,195)	$(4,930)
1At our discretion, certain postretirement benefits may be paid from our cash accounts, which does not reduce Voluntary Employee Benefit Association (VEBA) assets. Future benefit payments may be made from VEBA trusts and thus reduce those asset balances.

[2]Funded status is not indicative of our ability to pay ongoing pension benefits or of our obligation to fund retirement trusts. Required pension funding is determined in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA), and applicable regulations.

Amounts recognized on our consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Current portion of employee benefit obligation[1]	$—	$—	$(455)	$(521)
Employee benefit obligation[2]	(3,025)	(3,129)	(4,740)	(4,409)
Net amount recognized	$(3,025)	$(3,129)	$(5,195)	$(4,930)
[1]Included in “Accounts payable and accrued liabilities.”
[2]Included in “Postemployment benefit obligation,” combined with international pension obligations and other postemployment obligations of $157 and $1,103 at December 31, 2024, and $152 and $1,044 at December 31, 2023, respectively.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our pension plans was $30,322 at December 31, 2024, and $32,481 at December 31, 2023.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs
The service cost component of net periodic pension cost (credit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.” Our combined net pension and postretirement cost (credit) recognized in our consolidated statements of income was $(1,817), $(1,017) and $(4,789) for the years ended December 31, 2024, 2023 and 2022.

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the components of net periodic benefit cost (credit):

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Service cost – benefits earned during the period	$487	$477	$617	$22	$23	$32
Interest cost on projected benefit obligation	1,586	1,876	1,747	310	340	277
Expected return on assets	(2,212)	(2,533)	(3,107)	(61)	(130)	(112)
Amortization of prior service credit	(87)	(133)	(133)	(1,928)	(2,472)	(2,558)
Net periodic benefit cost (credit) before remeasurement	(226)	(313)	(876)	(1,657)	(2,239)	(2,361)
Actuarial (gain) loss	38	1,717	(115)	28	181	(1,437)
Settlement (gain) loss	—	(363)	—	—	—	—
Net pension and postretirement cost (credit)	$(188)	$1,041	$(991)	$(1,629)	$(2,058)	$(3,798)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
The following table presents the after-tax changes in benefit obligations recognized in OCI and the after-tax prior service credits that were amortized from OCI into net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Balance at beginning of year	$216	$316	$416	$4,523	$6,354	$6,496
Prior service (cost) credit	—	—	—	—	32	1,786
Amortization of prior service credit	(66)	(100)	(100)	(1,457)	(1,863)	(1,928)
Total recognized in other comprehensive (income) loss	(66)	(100)	(100)	(1,457)	(1,831)	(142)
Balance at end of year	$150	$216	$316	$3,066	$4,523	$6,354

AT&T Inc.
Dollars in millions except per share amounts
Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost, we used the following significant weighted-average assumptions:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average discount rate for determining benefit obligation at December 31	5.70%	5.00%	5.20%	5.60%	5.00%	5.20%
Discount rate in effect for determining service cost[1]	5.10%	5.40%	4.40%	5.10%	5.20%	4.00%
Discount rate in effect for determining interest cost[1]	4.90%	5.30%	3.90%	4.90%	5.10%	3.20%
Weighted-average interest credit rate for cash balance pension programs[2]	4.60%	4.20%	4.10%	—%	—%	—%
Long-term rate of return on plan assets	7.75%	7.50%	6.75%	4.00%	6.50%	4.50%
Composite rate of compensation increase for determining benefit obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Composite rate of compensation increase for determining net cost (credit)	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
[1]Weighted-average discount rates shown for years with interim remeasurements: 2023 and 2022 for pension benefits and 2022 for postretirement benefits.
[2]Weighted-average interest crediting rates for cash balance pension programs relate only to the cash balance portion of total pension benefits. A 0.50% increase in the weighted-average interest crediting rate would increase the pension benefit obligation by $150.

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

Discount Rate Our assumed weighted-average discount rates for pension and postretirement benefits of 5.70% and 5.60% respectively, at December 31, 2024, reflect the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants. We determined our discount rates based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2024, when compared to the year ended December 31, 2023, we increased our pension discount rate by 0.70%, resulting in a decrease in our pension plan benefit obligation of $1,994, and increased our postretirement discount rate by 0.60%, resulting in a decrease in our postretirement benefit obligation of $317. For the year ended December 31, 2023, we decreased our pension discount rate by 0.20%, resulting in an increase in our pension plan benefit obligation of $916, and decreased our postretirement discount rate by 0.20%, resulting in an increase in our postretirement benefit obligation of $110.

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

AT&T Inc.
Dollars in millions except per share amounts
Expected Long-Term Rate of Return In 2025, our expected long-term rate of return is 7.75% on pension plan assets and 4.00% on postretirement plan assets. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, management considers capital markets’ future expectations, the asset mix of the plans’ investment and average historical asset return. Actual long-term returns can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2025 combined pension and postretirement cost to increase $136. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Composite Rate of Compensation Increase Our expected composite rate of compensation increase cost of 3.00% in 2024 and 2023 reflects the long-term average rate of salary increases.

Healthcare Cost Trend Our healthcare cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Based on our assessment of expectations of healthcare industry inflation, our 2025 assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants will increase to 8.25%, grading down to an ultimate trend rate of 4.25% in 2032. This change in initial and ultimate assumptions increased our obligation by $144. For 2024, our assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants remained at an annual and ultimate trend rate of 4.50%.

Plan Assets
Plan assets consist primarily of private and public equity, government and corporate bonds, and real assets (real estate and natural resources). The asset allocations of the pension plans are maintained to meet ERISA requirements. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. We do not have significant ERISA required contributions to our pension plans for 2025.

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

The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, at December 31 are as follows:

	Pension Assets					Postretirement (VEBA) Assets
	Target			2024	2023	Target			2024	2023
Equity securities:
Domestic	7%	-	17%	12%	10%	5%	-	15%	10%	16%
International	4%	-	14%	9	7	—%	-	9%	4	11
Fixed income securities	39%	-	49%	44	47	7%	-	17%	12	8
Real assets	14%	-	24%	15	16	—%	-	6%	1	1
Private equity	11%	-	21%	19	20	—%	-	6%	1	1
Other	—%	-	3%	1	—	68%	-	78%	72	63
Total				100%	100%				100%	100%

Prior to April 2023, the pension trust held preferred equity interests in AT&T Mobility II LLC (Mobility II), the primary holding company for our wireless business. The preferred equity interests were repurchased in April 2023. (See Note 16)

AT&T Inc.
Dollars in millions except per share amounts
At December 31, 2024, AT&T securities represented less than 1% of assets held by our pension trust. The VEBA trusts do not hold AT&T securities.

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

AT&T Inc.
Dollars in millions except per share amounts
Fair Value Measurements
See Note 12 for a discussion of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2024:

Pension Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$146	$—	$—	$146
Interest bearing cash	23	—	—	23
Foreign currency contracts	—	2	—	2
Equity securities:
Domestic equities	2,608	—	2	2,610
International equities	1,145	—	—	1,145
Fixed income securities:
Corporate bonds and other investments	—	6,925	1	6,926
Government and municipal bonds	—	4,274	—	4,274
Mortgage-backed securities	—	267	—	267
Real estate and real assets	—	—	2,311	2,311
Securities lending collateral	643	961	—	1,604
Receivable for variation margin	4	—	—	4
Assets at fair value	4,569	12,429	2,314	19,312
Investments sold short and other liabilities at fair value	(152)	(12)	—	(164)
Total plan net assets at fair value	$4,417	$12,417	$2,314	$19,148
Assets held at net asset value practical expedient
Private equity funds				5,138
Real estate funds				1,957
Commingled funds				3,895
Total assets held at net asset value practical expedient				10,990
Other assets (liabilities)[1]				(2,219)
Total Plan Net Assets				$27,919
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$816	$6	$—	$822
Equity securities:
Domestic equities	1	—	—	1
Total plan net assets at fair value	$817	$6	$—	$823
Assets held at net asset value practical expedient
Private equity funds				9
Real estate funds				9
Commingled funds				299
Total assets held at net asset value practical expedient				317
Other assets (liabilities)[1]				4
Total Plan Net Assets				$1,144
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2023:

Pension Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$102	$—	$—	$102
Interest bearing cash	5	—	—	5
Foreign currency contracts	—	5	—	5
Equity securities:
Domestic equities	2,146	—	2	2,148
International equities	1,085	—	—	1,085
Fixed income securities:
Corporate bonds and other investments	—	7,584	1	7,585
Government and municipal bonds	1	4,856	—	4,857
Mortgage-backed securities	—	329	—	329
Real estate and real assets	—	—	2,954	2,954
Securities lending collateral	719	985	—	1,704
Receivable for variation margin	2	—	—	2
Assets at fair value	4,060	13,759	2,957	20,776
Investments sold short and other liabilities at fair value	(147)	(1)	—	(148)
Total plan net assets at fair value	$3,913	$13,758	$2,957	$20,628
Assets held at net asset value practical expedient
Private equity funds				5,889
Real estate funds				1,877
Commingled funds				3,863
Total assets held at net asset value practical expedient				11,629
Other assets (liabilities)[1]				(2,159)
Total Plan Net Assets				$30,098
[1]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$1,109	$3	$—	$1,112
Equity securities:
Domestic equities	1	—	—	1
International equities	—	—	1	1
Total plan net assets at fair value	$1,110	$3	$1	$1,114
Assets held at net asset value practical expedient
Private equity funds				8
Real estate funds				11
Commingled funds				624
Total assets held at net asset value practical expedient				643
Other assets (liabilities)[1]				6
Total Plan Net Assets				$1,763
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
For the years ended December 31, 2024 and 2023, our postretirement assets did not include significant investments in Level 3 assets, nor were there significant changes in fair value of those assets during the period. The tables below set forth a summary of changes in the fair value of the Level 3 pension assets:

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2023	$2	$1	$2,954	$2,957
Realized gains (losses)	—	—	159	159
Unrealized gains (losses)	—	—	(510)	(510)
Purchases	—	—	291	291
Sales	—	—	(583)	(583)
Balance as of December 31, 2024	$2	$1	$2,311	$2,314

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2022	$5,429	$1	$4,343	$9,773
Realized gains (losses)	(639)	—	569	(70)
Unrealized gains (losses)	643	—	(1,270)	(627)
Purchases	—	—	128	128
Sales	(5,431)	—	(816)	(6,247)
Balance as of December 31, 2023	$2	$1	$2,954	$2,957

Estimated Future Benefit Payments
Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2024. Because benefit payments will depend on future employment and compensation levels; average years employed; average life spans; and payment elections, among other factors, changes in any of these assumptions could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

	Pension Benefits	Postretirement Benefits
2025	$3,508	$672
2026	2,964	638
2027	2,919	627
2028	2,860	606
2029	2,808	518
Years 2030 - 2034	12,995	2,419

Supplemental Retirement Plans
We also provide certain senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. While these plans are unfunded, we have assets in a designated non-bankruptcy remote trust that are independently managed and used to provide for certain of these benefits. These plans include supplemental pension benefits as well as compensation-deferral plans, some of which include a corresponding match by us based on a percentage of the compensation deferral. For our supplemental retirement plans, the projected benefit obligation was $1,305 and the net supplemental retirement pension cost was $18 at and for the year ended December 31, 2024. The projected benefit obligation was $1,437 and the net supplemental retirement pension cost was $87 at and for the year ended December 31, 2023.

We use the same significant assumptions for the composite rate of compensation increase in determining our projected benefit obligation and the net pension and postemployment benefit cost. Our discount rates of 5.50% at December 31, 2024 and 4.90% at December 31, 2023 were calculated using the same methodologies used in calculating the discount rates for our qualified pension and postretirement benefit plans.

Deferred compensation expense was $152 in 2024, $101 in 2023 and $94 in 2022.

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

Our match of employee contributions to the savings plans is fulfilled with purchases of our stock on the open market or company cash. Benefit cost, which is based on the cost of shares or units allocated to participating employees’ accounts or the cash contributed to participant accounts, was $565, $570 and $611 for the years ended December 31, 2024, 2023 and 2022.

NOTE 15. SHARE-BASED PAYMENTS

Under our various share-based payment plans, senior and other management employees and nonemployee directors have received performance stock units and other nonvested stock units.

As of December 31, 2024, we were authorized to issue up to approximately 84 million shares of common stock (including shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) pursuant to these various plans:
•Performance stock units, which are nonvested stock units, which are valued based upon the market price of our common stock at the date of grant and performance expectations. These distribute in the form of AT&T common stock and cash at the end of a three-year period, subject to the achievement of certain performance goals. We treat the cash-settled portion of these awards as a liability.
•Restricted stock and restricted stock units are valued at the market price of our common stock at the date of grant and do not have any performance conditions. Restricted stock predominantly vests over a three- to ten-year period and restricted stock units predominantly vest over a three-year period.

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

Our consolidated statements of income include the share-based compensation cost recognized for the plans described above as “Selling, general and administrative” expense. Those expenses, as well as the associated tax benefits, are reflected in the table below:

	2024	2023	2022
Performance stock units	$127	$79	$168
Restricted stock and stock units	378	400	350
Total	$505	$479	$518
Income tax benefit	$123	$118	$127

A summary of the status of our nonvested stock units as of December 31, 2024, and changes during the year then ended is presented as follows (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at January 1, 2024	28	$20.05
Granted	37	18.68
Vested	(25)	18.42
Forfeited	(3)	18.55
Nonvested at December 31, 2024	37	$19.88

AT&T Inc.
Dollars in millions except per share amounts
As of December 31, 2024, there was $666 of total unrecognized compensation cost related to nonvested share-based payment arrangements outstanding. That cost is expected to be recognized over a weighted-average period of 2.21 years. The total fair value of shares vested during the year was $452 for 2024, compared to $592 for 2023 and $783 for 2022.

NOTE 16. STOCKHOLDERS’ AND MEZZANINE EQUITY

Authorized Shares We have authorized 14 billion common shares of AT&T stock and 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at December 31, 2024 and December 31, 2023, with a $25,000 per share liquidation preference and a dividend rate of 5.000%.
•Series B: 20 thousand shares outstanding at December 31, 2024 and December 31, 2023, with a €100,000 per share liquidation preference, and an initial rate of 2.875%, subject to reset after May 1, 2025. On January 31, 2025, we issued a call notice for the Series B cumulative preferred shares, with a redemption date of March 3, 2025.
•Series C: 70 thousand shares outstanding at December 31, 2024 and December 31, 2023, with a $25,000 per share liquidation preference, and a dividend rate of 4.75%.

So long as the quarterly preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price on or after five years from the issuance date, or upon certain other contingent events.

Stock Repurchase Program From time to time, we repurchase shares of common stock. Over the past few years, these repurchases have generally been for distribution through our employee benefit plans or in connection with certain acquisitions. In December 2024, the Board approved an authorization to repurchase up to $10,000 of common stock and terminated the March 2014 authorization.

To implement repurchase authorizations, we have used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. During 2024, we repurchased approximately 36 thousand shares totaling $1 and during 2023, there were no shares repurchased under the March 2014 authorization.

Dividend Declarations In December 2024 and December 2023, AT&T declared a quarterly preferred dividend of $36. In December 2024 and December 2023, AT&T declared a quarterly common dividend of $0.2775 per share of common stock.

Preferred Interests Issued by Subsidiaries We have issued cumulative perpetual preferred membership interests in certain subsidiaries. The preferred interests are entitled to cash distributions, subject to declaration.

Mobility II Preferred Interests
In 2018, we issued 320 million Series A Cumulative Perpetual Preferred Membership Interests in Mobility II (Mobility preferred interests), which paid cash distributions of 7% per annum, subject to declaration. So long as the distributions were declared and paid, the terms of the Mobility preferred interests did not impose any limitations on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. All outstanding Mobility preferred interests were repurchased as of April 2023, leaving no amounts outstanding at December 31, 2023.

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

AT&T Inc.
Dollars in millions except per share amounts
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

The membership interests in Tower Holdings consist of (1) common interests, which are held by a consolidated subsidiary of AT&T, and (2) two series of preferred interests (collectively the “2019 Tower preferred interests”). The 2019 Tower preferred interests were subject to reset in December 2024 and included a September series (Tower Class A-1) totaling $1,500 that paid an initial preferred distribution of 5.0%, and a December series (Tower Class A-2) totaling $4,500 that paid an initial preferred distribution of 4.75%.

In August 2024, we amended the 2019 Tower preferred interests, effective November 2024, to reset the rate and restructure the membership interests whereby all of the 2019 Tower preferred interests are now designated Fixed Rate Class A Limited Membership Interests (Tower Fixed Rate Interests). A portion of the Tower Fixed Rate Interests will move to Floating Rate Class A Limited Membership Interests (Tower Floating Rate Interests) each year over a five-year period. The Tower Fixed Rate Interests pay a preferred distribution of 5.90%, and the Tower Floating Rate Interests, which could equal $525 by 2028 if not called prior, pay a preferred distribution equal to the Secured Overnight Financing Rate (SOFR) plus 250 basis points, as defined in the agreement. Distributions are paid quarterly, subject to declaration, and reset every five years. Any failure to declare or pay distributions on the Tower Fixed Rate Interests or Tower Floating Rate Interests (collectively, the “Tower preferred interests”) would not impose any limitation on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Tower preferred interests at the issue price beginning in November 2029, and we can call the Tower Floating Rate Interests at any time. The Tower preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

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

Telco LLC Preferred Interests
In September 2020, we issued $2,000 nonconvertible cumulative preferred interests (Telco Class A-1) out of a newly created limited liability company (Telco LLC) that was formed to hold telecommunications-related assets. In April 2023, we expanded our September 2020 transaction and issued an additional $5,250 of nonconvertible cumulative preferred interests (Telco Class A-2 and A-3). As of December 31, 2024 and 2023, cumulative preferred interests in our Telco LLC totaled $7,250 (collectively the “Telco preferred interests”).

Members’ equity in Telco LLC consists of (1) members’ interests, which are held by a consolidated subsidiary of AT&T, (2) Telco Class A-1 preferred interests, which pay an initial preferred distribution of 4.25% annually, subject to declaration, and subject to reset every seven years, and (3) Telco Class A-2 and A-3 preferred interests, which pay an initial preferred distribution of 6.85% annually, subject to declaration, and subject to reset on November 1, 2027, and every seven years thereafter. Failure to pay distributions on the Telco preferred interests would not limit cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Telco preferred interests at the issue price beginning seven years from the issuance date. The Telco preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

The holders of the Telco preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Telco LLC to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given, all other holders of equal or more subordinate classes of

AT&T Inc.
Dollars in millions except per share amounts
members’ equity are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes.

In October 2024, we entered into an agreement to issue in the first quarter of 2025 an additional $2,250 of nonconvertible cumulative preferred interests in Telco LLC (Telco Class A-4). The Telco Class A-4 interests will pay an initial preferred distribution of 5.94% annually, subject to declaration, and subject to reset on November 1, 2028, and every four years thereafter. The Telco Class A-4 interests can be called at issue price beginning on November 1, 2028, and are subject to the same redemption and liquidation rights as the Telco Class A-1, A-2 and A-3 interests. Upon the expected issuance in the first quarter of 2025, we intend to use the Telco Class A-4 proceeds to fund the redemption of preferred equity securities.

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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables for the years ended December 31:

	2024	2023	2022
Net cash received (paid) from equipment installment receivables program[1]	$(1,358)	$648	$1,875
Net cash received (paid) from revolving receivables program	1,147	1,456	—
Net cash received (paid) from other programs	—	(632)	620
Total net cash impact to cash flows from operating activities[2]	$(211)	$1,472	$2,495
[1]Cash from initial sales of $10,587, $10,980 and $11,129 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

AT&T Inc.
Dollars in millions except per share amounts
Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced at December 31:

	2024		2023
	Equipment Installment	Revolving	Equipment Installment	Revolving
Gross receivables:	$3,504	$553	$3,714	$924
Balance sheet classification
Accounts receivable
Notes receivable	1,817	—	1,695	—
Trade receivables	237	553	548	924
Other Assets
Noncurrent notes and trade receivables	1,450	—	1,471	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,909	$2,770	$12,027	1,500
Cash proceeds received, net of remittances[1]	8,243	2,770	9,361	1,500
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	2024	2023	2022
Gross receivables sold[1]	$10,696	$11,104	$11,510
Net receivables sold[2]	10,160	10,603	11,061
Cash proceeds received	10,587	10,980	11,129
Beneficial interests recorded	—	—	245
Guarantee obligation recorded	930	932	703
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

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	2024	2023	2022
Fair value of repurchased receivables	$3,185	$2,997	$3,314
Carrying value of beneficial interests	3,199	3,013	3,335
Gain (loss) on repurchases[1]	$(14)	$(16)	$(21)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At December 31, 2024 and December 31, 2023, our beneficial interests were $3,185 and $2,270, respectively, of which $1,906 and $1,296 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at December 31, 2024 and December 31, 2023 was $301 and $385, respectively, of which $150 and $111 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2024, we expanded our revolving agreement to transfer up to $2,770 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $553 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

The following table sets forth a summary of the revolving receivables sold:

	2024	2023	2022
Gross receivables sold/cash proceeds received[1]	$21,632	$8,882	$—
Total collections under revolving agreement	20,362	7,382	—
Net cash proceeds received	$1,270	$1,500	$—

Net receivables sold[2]	$21,039	$8,679	$—
[1]Includes initial sales of receivables of $1,270, $1,500 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 18. TOWER TRANSACTION

In December 2013, we closed our transaction with Crown Castle International Corp. (Crown Castle) in which Crown Castle gained the exclusive rights to lease and operate 9,048 wireless towers and purchased 627 of our wireless towers for $4,827 in cash. The leases have various terms with an average length of approximately 28 years. As the leases expire, Crown Castle will have fixed price purchase options for these towers totaling approximately $4,200, based on their estimated fair market values at the end of the lease terms. We are subleasing space on the towers from Crown Castle over an estimated original term of 20 years, at current market rates, subject to further optional renewals in the future.

We determined that we did not transfer control of the tower assets, which prevented us from achieving sale-leaseback accounting for the transaction, and we accounted for the cash proceeds from Crown Castle as a financing obligation on our consolidated balance sheets. We record interest on the financing obligation using the effective interest method at a rate of approximately 3.9%. The financing obligation is increased by interest expense and estimated future net cash flows generated and retained by Crown Castle from operation of the tower sites, and reduced by our contractual payments. We continue to include the tower assets in “Property, Plant and Equipment – Net” on our consolidated balance sheets and depreciate them accordingly. At December 31, 2024 and 2023, the tower assets had a balance of $608 and $647, respectively. Our depreciation expense for these assets was $39 for each of 2024, 2023 and 2022.

AT&T Inc.
Dollars in millions except per share amounts
Payments made to Crown Castle under this arrangement were $269 for 2024. At December 31, 2024, the future minimum payments under the sublease arrangement are $274 for 2025, $280 for 2026, $285 for 2027, $291 for 2028, $297 for 2029 and $1,389 thereafter.

NOTE 19. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. On September 29, 2024, we agreed to sell our interest in DIRECTV to TPG. (See Note 10)

The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV:

	2024	2023	2022
DIRECTV’s earnings included in Equity in net income of affiliates	$2,027	$1,666	$1,808

Distributions classified as operating activities	$2,027	$1,666	$1,808
Distributions classified as investing activities	928	2,049	2,649
Cash distributions received from DIRECTV	$2,955	$3,715	$4,457

For the years ended December 31, 2024, 2023 and 2022, we billed DIRECTV approximately $536, $730 and $1,260 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

At December 31, 2024, we had accounts receivable from DIRECTV of $256 and accounts payable to DIRECTV of $17.

We are not committed, implicitly or explicitly, to provide financial or other support, as our involvement with DIRECTV is limited to the carrying amount of the assets and liabilities recognized on our balance sheet.

NOTE 20. FIRSTNET

In 2017, the First Responder Network Authority (FirstNet) selected AT&T to build and manage the first nationwide broadband network dedicated to America’s first responders. Under the 25-year agreement, FirstNet provides 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 to support network buildout, which has been substantially completed. We are required to construct a network that achieves coverage and nationwide interoperability requirements and have a contractual commitment to make sustainability payments of $18,000 over the 25-year contract. These sustainability payments represent our commitment to fund FirstNet’s operating expenses and future reinvestments in the network which we own and operate, which we estimate in the $3,000 or less range over the life of the 25-year contract. After FirstNet’s operating expenses are paid, we anticipate the remaining amount, expected to be in the $15,000 range, will be reinvested into the network. On January 30, 2024, FirstNet agreed to reinvest up to $6,300 in the network over 10 years, subject to authorization.

During 2024, we submitted $561 in sustainability payments, with future payments under the agreement of $420 for 2025, $896 for 2026, $1,566 for 2027, $1,658 for 2028, $1,474 for 2029 and $10,435 thereafter. Amounts paid to FirstNet, which are not expected to be returned to AT&T to be reinvested into our network, will be expensed in the period paid. In the event FirstNet does not reinvest any funds to construct, operate, improve and maintain this network, our maximum exposure to loss is the total amount of the sustainability payments, which would be reflected in higher expense.

NOTE 21. CONTINGENT LIABILITIES

We are party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. In evaluating these matters on an ongoing basis, we take into account amounts already accrued on the balance sheet. In our opinion, although the outcomes of these proceedings are uncertain, they should not have a material adverse effect on our financial position, results of operations or cash flows. See Note 12 for a discussion of collateral and credit-risk contingencies.

We have contractual obligations to purchase certain goods or services from various other parties. Our purchase obligations are expected to be approximately $9,916 in 2025, $10,982 in total for 2026 and 2027, $5,495 in total for 2028 and 2029 and $1,604 in total for years thereafter.

AT&T Inc.
Dollars in millions except per share amounts

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

At the supplier’s election, they can receive payment of AT&T obligations prior to the scheduled due dates, at a discounted price from the third-party financial institution. The discounted price paid to participating suppliers is based on a variable rate that is indexed to the overnight borrowing rate. We agree to pay the financial institution the stated amount generally within 90 days of receipt of the invoice. We do not have pledged assets or other guarantees under our supplier financing program.

Our outstanding payment obligations are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets and are reported as operating or investing (when capitalizable) activities in our statements of cash flows when paid.

The following table presents the change in the supplier financing obligation for the years ended December 31:

	2024	2023
Confirmed obligations outstanding at the beginning of year	$2,844	$2,869
Invoices received	15,510	12,496
Invoices paid	(15,856)	(12,521)
Confirmed obligations outstanding at the end of year	$2,498	$2,844

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

The following table presents the change in the direct supplier financing obligation for the years ended December 31:

	2024	2023
Obligations outstanding at the beginning of year	$5,442	$5,486
Invoices extended	15,831	17,376
Invoices paid	(15,001)	(17,420)
Obligations outstanding at the end of year	$6,272	$5,442

Vendor Financing
In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more (referred to as vendor financing), which are reported as financing activities in our statements of cash flows when paid.

The following table presents the change in the vendor financing obligation for the years ended December 31:

	2024	2023
Obligations outstanding at the beginning of year	$2,516	$5,607
Commitments	700	2,651
Payments	(1,792)	(5,742)
Obligations outstanding at the end of year[1,2]	$1,424	$2,516
[1]Total vendor financing payables at December 31, 2024 and 2023 were $1,448 and $2,833, respectively, of which $749 and $1,975 are included in “Accounts payable and accrued liabilities.”
[2]Includes software licensing arrangements with payment terms of two to five years totaling approximately $850 and $630 at December 31, 2024 and 2023, respectively.

AT&T Inc.
Dollars in millions except per share amounts
NOTE 23. ADDITIONAL FINANCIAL INFORMATION

	December 31,
Consolidated Balance Sheets	2024	2023
Accounts payable and accrued liabilities:
Accounts payable	$27,433	$27,309
Accrued payroll and commissions	2,015	1,698
Current portion of employee benefit obligation	570	631
Accrued interest	2,020	2,187
Accrued taxes	1,301	1,022
Other	2,318	3,005
Total accounts payable and accrued liabilities	$35,657	$35,852

Consolidated Statements of Income	2024	2023	2022
Advertising expense	$2,505	$2,576	$2,462
Interest income	$212	$303	$143
Interest expense incurred	$7,120	$7,578	$7,402
Capitalized interest – capital expenditures	(162)	(179)	(174)
Capitalized interest – spectrum[1]	(199)	(695)	(1,120)
Total interest expense	$6,759	$6,704	$6,108
[1]Included in “Acquisitions, net of cash acquired” in our consolidated statements of cash flows.

Cash and Cash Flows We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	December 31,
Cash and Cash Equivalents and Restricted Cash	2024	2023	2022	2021
Cash and cash equivalents from continuing operations	$3,298	$6,722	$3,701	$19,223
Cash and cash equivalents from discontinued operations	—	—	—	1,946
Restricted cash in Prepaid and other current assets	1	2	1	3
Restricted cash in Other Assets	107	109	91	144
Cash and cash equivalents and restricted cash	$3,406	$6,833	$3,793	$21,316

AT&T Inc.
Dollars in millions except per share amounts
The following tables summarize certain cash flow activities from continuing operations:

Consolidated Statements of Cash Flows	2024	2023	2022
Cash paid (received) during the year for:
Interest	$7,132	$7,370	$7,772
Income taxes, net of refunds[1]	2,456	1,599	592
[1]Total cash income taxes paid, net of refunds, by AT&T was $2,456, $1,599 and $696 for 2024, 2023 and 2022, respectively.

Purchase of property and equipment	$20,101	$17,674	$19,452
Interest during construction - capital expenditures[1]	162	179	174
Total Capital expenditures	$20,263	$17,853	$19,626

Business acquisitions	$—	$—	$—
Spectrum acquisitions	181	2,247	9,080
Interest during construction - spectrum[1]	199	695	1,120
Total Acquisitions, net of cash acquired	$380	$2,942	$10,200
[1]Total capitalized interest was $361, $874 and $1,294 for 2024, 2023 and 2022, respectively.

Labor Contracts As of December 31, 2024, we employed approximately 140,990 persons. Approximately 43% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contract set to expire in 2025 covers approximately 9,000 employees in Arkansas, Kansas, Missouri, Oklahoma and Texas and is set to expire in April.

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

The following is a summary of operating results included in income (loss) from discontinued operations for the years ended:

	2024	2023	2022
Revenues	$—	$—	$9,454
Operating Expenses
Cost of revenues	—	—	5,481
Selling, general and administrative	—	—	2,791
Depreciation and amortization	—	—	1,172
Total operating expenses	—	—	9,444
Interest expense	—	—	131
Equity in net income (loss) of affiliates	—	—	(27)
Other income (expense) – net	—	—	(87)
Total other income (expense)	—	—	(245)
Net loss before income taxes	—	—	(235)
Income tax expense (benefit)	—	—	(54)
Net loss from discontinued operations	$—	$—	$(181)

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2024.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting
a.Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

b.Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

a.There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2024 but was not reported.

b.In the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.” Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s 2025 definitive proxy statement (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Delinquent Section 16(a) Reports.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Luczo and McCallister, and Mses. Mayer and Taylor. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

Information required by Item 408(b) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Insider Trading Policy.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the headings “Director Compensation,” “2024 Director Compensation Table,” “CEO Pay Ratio,” “Pay Versus Performance,” and the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Change in Control.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 201(d) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Equity Compensation Plan Information,” which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 403 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Common Stock Ownership,” which is incorporated herein by reference pursuant to General Instruction G(3).

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

(3) Exhibits:
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 001-8610.

Exhibit Number
2-a	Agreement and Plan of Merger, dated as of May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 2.1 to Form 8-K filed on May 20, 2021)*
2-b	Separation and Distribution Agreement, dated as of May 17, 2021, by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. (Exhibit 2.2 to Form 8-K filed on May 20, 2021)*
2-c
Securities Purchase Agreement, dated September 29, 2024, by and among AT&T Services, Inc., AT&T Diversified MVPD Holdings LLC, AT&T MVPD Holdings LLC, Merlin Parent 2024, Inc., TPG Partners IX, L.P. and DIRECTV Entertainment Holdings LLC (Exhibit 2.1 to Form 10-Q for the period ending September 30, 2024)*

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

AT&T Inc.

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

4-i	Description of AT&T’s Securities Registered Under Section 12 of the Exchange Act
10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)**
10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)**
10-c	Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)**
10-d	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)**
10-e	Short Term Incentive Plan**
10-f	Supplemental Life Insurance Plan**
10-g	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)**
10-h	2005 Supplemental Employee Retirement Plan (Exhibit 10-g to Form 10-K for the period ending December 31, 2021)**
10-i	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)**
10-j	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)**
10-k	Stock Purchase and Deferral Plan as amended May 16, 2024 (Exhibit 10.2 to Form 10-Q for the period ending June 30, 2024)**
10-l	Cash Deferral Plan as amended May 16, 2024 (Exhibit 10.1 to Form 10-Q for the period ending June 30, 2024)**
10-m
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)**

10-n	Officer Disability Plan**
10-o	AT&T Inc. Health Plan (Exhibit 10.3 to Form 10-Q for the period ending June 30, 2024)**
10-p	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)**
10-q	AT&T Inc. Equity Retention and Hedging Policy as amended March 24, 2022 (Exhibit 10.2 to Form 10-Q for the period ending March 31, 2022)
10-r	Administrative Plan (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2023)**
10-s	AT&T Inc. Non-Employee Director Stock and Deferral Plan (Exhibit 10-s to Form 10-K for the period ending December 31, 2022) **

AT&T Inc.

10-t	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)**
10-u	AT&T Inc. Board of Directors Communications Concession Program (Exhibit 10-u to Form 10-K for the period ending December 31, 2022)**
10-v	Form of Indemnity Agreement between AT&T Inc. and its directors and officers (Exhibit 10-v to Form 10-K for the period ending December 31, 2023)**
10-w	AT&T Executive Physical Program (Exhibit 10.4 to Form 10-Q for the period ending June 30, 2023)**
10-x	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)**
10-y
$12,000,000,000 Amended and Restated Credit Agreement, dated as of November 18, 2022, among AT&T Inc., the lenders named therein and Citibank, N.A., as agent (Exhibit 10.1 to Form 8-K filed on November 18, 2022)

10-z	Third Amended and Restated Limited Liability Company Agreement of NCWPCS MPL Holdings, LLC (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2024)*
10-aa	AT&T Inc. Change in Control Severance Plan**
10-bb	Agreement of Contribution and Subscription, dated February 25, 2021 (Exhibit 10.1 to Form 8-K filed on February 25, 2021)
10-cc	Employee Matters Agreement by and among AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.3 to Form 8-K filed on May 20, 2021)
10-dd	Tax Matters Agreement between AT&T Inc., Magallanes, Inc., and Discovery, Inc. dated as of May 17, 2021 (Exhibit 10.4 to Form 8-K filed on May 20, 2021)
10-ee	Amended and Restated Limited Liability Company Agreement of DIRECTV Entertainment Holdings LLC, dated as of July 31, 2021 (Exhibit 10.1 to Form 8-K filed on August 2, 2021)
10-ff	Amendment No.1 to Amended and Restated Limited Liability Company Agreement of DIRECTV Entertainment Holdings LLC, dated as of December 20, 2024
10-gg	Relocation Program Plan (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2021)**
10-hh	Third Amended and Restated Limited Liability Company Agreement of AT&T Fiber Investment, LLC**
10-ii	Fourth Amended and Restated Limited Liability Company Agreement of AT&T Fiber Investment, LLC*
19	Insider Trading Policy
21	Subsidiaries of AT&T Inc.
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
97	AT&T Inc. Clawback Policy (Exhibit 97 to Form 10-K for the period ending December 31, 2023)
99	Supplemental Interim Financial Information
101
The consolidated financial statements from the Company’s Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 12, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.
** Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

AT&T Inc.

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts	Acquisitions	Deductions (b)	Balance at End of Period (c)
Year 2024	$756	1,969	—	—	2,172	$553
Year 2023	$1,011	1,969	—	—	2,224	$756
Year 2022	$1,163	1,865	—	—	2,017	$1,011
(a)Includes amounts previously written off which were credited directly to this account when recovered.
Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.
(b)Amounts written off as uncollectible.
(c)Includes balances applicable to trade receivables, loans, contract assets and other assets subject to credit loss measurement (see Note 1).

Allowance for Deferred Tax Assets

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	Deductions	Balance at End of Period
Year 2024	$4,656	(318)	—	—	—	$4,338
Year 2023	$4,175	481	—	—	—	$4,656
Year 2022	$4,343	(168)	—	—	—	$4,175

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2025.
AT&T INC.

/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
John T. Stankey*
Chief Executive Officer
and President

Principal Financial Officer:
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

/s/ Pascal Desroches
Pascal Desroches, as attorney-in-fact
and on his own behalf as Principal
Financial Officer

Principal Accounting Officer:
Sabrina Sanders
Senior Vice President, Chief
Accounting Officer and Controller

/s/ Sabrina Sanders

February 12, 2025

Directors:
William E. Kennard*	Beth E. Mooney*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	John T. Stankey*
Stephen J. Luczo*	Cynthia B. Taylor*
Marissa A. Mayer*	Luis A. Ubiñas*
Michael B. McCallister*
* by power of attorney