Form 10-Q
period 2025-03-31
AT&T INC.
filed 2025-04-29
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-08610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due March 6, 2025	T 25A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due November 18, 2025	T 25B	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due June 1, 2030	T 30C	New York Stock Exchange
AT&T Inc. 3.950% Global Notes due April 30, 2031	T 31F	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 3.600% Global Notes due June 1, 2033	T 33A	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 4.300% Global Notes due November 18, 2034	T 34C	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 4.050% Global Notes due June 1, 2037	T 37B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange

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
Yes ☐ No ☒

At April 24, 2025, there were 7,195,602,178 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2025	2024
Operating Revenues
Service	$25,138	$24,842
Equipment	5,488	5,186
Total operating revenues	30,626	30,028

Operating Expenses
Cost of revenues
Equipment	5,694	5,143
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,339	6,811
Selling, general and administrative	7,145	7,021
Asset impairments and abandonments and restructuring	504	159
Depreciation and amortization	5,190	5,047
Total operating expenses	24,872	24,181
Operating Income	5,754	5,847
Other Income (Expense)
Interest expense	(1,658)	(1,724)
Equity in net income of affiliates	1,440	295
Other income (expense) — net	455	451
Total other income (expense)	237	(978)
Income Before Income Taxes	5,991	4,869
Income tax expense	1,299	1,118
Net Income	4,692	3,751
Net Income Attributable to Noncontrolling Interest	(341)	(306)
Net Income Attributable to AT&T	$4,351	$3,445
Preferred Stock Dividends and Redemption Gain	44	(50)
Net Income Attributable to Common Stock	$4,395	$3,395
Basic Earnings Per Share Attributable to Common Stock	$0.61	$0.47
Diluted Earnings Per Share Attributable to Common Stock	$0.61	$0.47
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,213	7,192
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,223	7,193
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2025	2024
Net income	$4,692	$3,751
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $10 and $8	21	29
Securities:
Net unrealized gains (losses), net of taxes of $3 and $(2)	10	(10)
Reclassification adjustment included in net income, net of taxes of $0 and $2	1	6
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(203) and $49	(624)	211
Reclassification adjustment included in net income, net of taxes of $4 and $3	11	12
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(115) and $(123)	(356)	(381)
Other comprehensive income (loss)	(937)	(133)
Total comprehensive income	3,755	3,618
Less: Total comprehensive income attributable to noncontrolling interest	(341)	(306)
Total Comprehensive Income Attributable to AT&T	$3,414	$3,312
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$6,885	$3,298
Accounts receivable – net of related allowances for credit loss of $357 and $375	9,228	9,638
Inventories	2,593	2,270
Prepaid and other current assets	15,074	15,962
Total current assets	33,780	31,168
Property, plant and equipment	351,203	350,914
Less: accumulated depreciation and amortization	(222,750)	(222,043)
Property, Plant and Equipment – Net	128,453	128,871
Goodwill – Net	63,432	63,432
Licenses – Net	127,344	127,035
Other Intangible Assets – Net	5,255	5,255
Investments in and Advances to Equity Affiliates	942	295
Operating Lease Right-Of-Use Assets	21,006	20,909
Other Assets	17,255	17,830
Total Assets	$397,467	$394,795
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$8,902	$5,089
Accounts payable and accrued liabilities	33,113	35,657
Advanced billings and customer deposits	3,951	4,099
Dividends payable	2,033	2,027
Total current liabilities	47,999	46,872
Long-Term Debt	117,259	118,443
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	59,144	58,939
Postemployment benefit obligation	9,040	9,025
Operating lease liabilities	17,433	17,391
Other noncurrent liabilities	24,753	23,900
Total deferred credits and other noncurrent liabilities	110,370	109,255
Redeemable Noncontrolling Interest	1,981	1,980
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at March 31, 2025 and December 31, 2024):
Series A (48,000 issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Series B (20,000 issued and 0 outstanding at March 31, 2025 and 20,000 issued and outstanding December 31, 2024)	—	—
Series C (70,000 issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2025 and December 31, 2024: issued 7,620,748,598 at March 31, 2025 and December 31, 2024)	7,621	7,621
Additional paid-in capital	106,302	109,108
Retained earnings	4,215	1,871
Treasury stock (425,186,872 at March 31, 2025 and 444,853,148 at December 31, 2024, at cost)	(14,252)	(15,023)
Accumulated other comprehensive income (loss)	(142)	795
Noncontrolling interest	16,114	13,873
Total stockholders’ equity	119,858	118,245
Total Liabilities and Stockholders’ Equity	$397,467	$394,795
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2025	2024
Operating Activities
Net Income	$4,692	$3,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,190	5,047
Provision for uncollectible accounts	516	472
Asset impairments and abandonments and restructuring	504	159
Pension and postretirement benefit expense (credit)	(397)	(471)
Net (gain) loss on investments	81	201
Changes in operating assets and liabilities:
Receivables	15	512
Equipment installment receivables and related sales	1,212	24
Contract asset and cost deferral	(147)	101
Inventories, prepaid and other current assets	(661)	(24)
Accounts payable and other accrued liabilities	(3,297)	(3,419)
Changes in income taxes	1,285	1,141
Postretirement claims and contributions	(68)	(54)
Other - net	124	107
Total adjustments	4,357	3,796
Net Cash Provided by Operating Activities	9,049	7,547
Investing Activities
Capital expenditures	(4,277)	(3,758)
Acquisitions, net of cash acquired	(20)	(211)
Dispositions	11	8
Distributions from DIRECTV in excess of cumulative equity in earnings	—	194
(Purchases), sales and settlements of securities and investments - net	45	1,079
Other - net	(717)	(273)
Net Cash Used in Investing Activities	(4,958)	(2,961)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	—	1,933
Issuance of other short-term borrowings	—	491
Repayment of other short-term borrowings	—	(1,996)
Issuance of long-term debt	2,956	—
Repayment of long-term debt	(1,526)	(4,685)
Payment of vendor financing	(203)	(841)
Redemption of preferred stock	(2,075)	—
Purchase of treasury stock	(218)	(157)
Issuance of treasury stock	17	—
Issuance of preferred interests in subsidiary	2,221	—
Dividends paid	(2,091)	(2,034)
Other - net	366	(526)
Net Cash Used in Financing Activities	(553)	(7,815)
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,538	$(3,229)
Cash and cash equivalents and restricted cash beginning of year	3,406	6,833
Cash and Cash Equivalents and Restricted Cash End of Period	$6,944	$3,604
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2025		March 31, 2024
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$109,108		$114,519
Redemption of preferred stock		(2,165)		—
Preferred stock dividends		—		(98)
Common stock dividends ($0.2775 and $0.2775 per share)		—		(2,003)
Issuance of treasury stock		(452)		(413)
Share-based payments		(189)		(266)
Redemption or reclassification of interest held by noncontrolling owners		—		(140)
Balance at end of period		$106,302		$111,599
Retained Earnings (Deficit)
Balance at beginning of period		$1,871		$(5,015)
Net income attributable to AT&T		4,351		3,445
Preferred stock redemption gain		90		—
Preferred stock dividends		(86)		—
Common stock dividends ($0.2775 and $0.2775 per share)		(2,011)		—
Balance at end of period		$4,215		$(1,570)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2025		March 31, 2024
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(445)	$(15,023)	(471)	$(16,128)
Repurchase and acquisition of common stock	(9)	(218)	(9)	(157)
Reissuance of treasury stock	29	989	29	1,008
Balance at end of period	(425)	$(14,252)	(451)	$(15,277)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of period		$795		$2,300
Other comprehensive income (loss) attributable to AT&T		(937)		(133)
Balance at end of period		$(142)		$2,167
Noncontrolling Interest[1]
Balance at beginning of period		$13,873		$14,145
Net income attributable to noncontrolling interest		305		270
Issuance and acquisition by noncontrolling owners		2,221		—
Redemption of noncontrolling interest		—		(17)
Distributions		(285)		(318)
Balance at end of period		$16,114		$14,080
Total Stockholders’ Equity at beginning of period		$118,245		$117,442
Total Stockholders’ Equity at end of period		$119,858		$118,620
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

The consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation providing further disaggregation of activities within Cash from Operations in our consolidated statements of cash flows and additional revenue categories for our Business Wireline and Consumer Wireline business units (see Note 5).

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended
	March 31,
	2025	2024
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$4,395	$3,395
Dilutive impact of share-based payment	4	—
Numerator for diluted earnings per share	$4,399	$3,395
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,213	7,192
Dilutive impact of share-based payment (in shares)	10	1
Denominator for diluted earnings per share	7,223	7,193

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (OCI) are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(1,755)		$(46)		$(604)		$3,200		$795
Other comprehensive income (loss) before reclassifications	21		10		(624)		—		(593)
Amounts reclassified from accumulated OCI	—	1	1	1	11	2	(356)	3	(344)
Net other comprehensive income (loss)	21		11		(613)		(356)		(937)
Balance as of March 31, 2025	$(1,734)		$(35)		$(1,217)		$2,844		$(142)

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
Other comprehensive income (loss) before reclassifications	29		(10)		211		—		230
Amounts reclassified from accumulated OCI	—	1	6	1	12	2	(381)	3	(363)
Net other comprehensive income (loss)	29		(4)		223		(381)		(133)
Balance as of March 31, 2024	$(1,308)		$(61)		$(806)		$4,342		$2,167
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

Additionally, business unit expenses within the Communications segment include direct and shared costs. Direct costs are incurred in support of products and services offered by the business units, such as equipment costs (predominantly wireless devices), network access, rents, leases, sales support, customer provisioning and commission expenses. Shared costs amongst the business units generally include information technology, network engineering and construction costs, advertising and other general and administrative expenses.

AT&T INC.
MARCH 31, 2025

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
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2025
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$21,570	$12,304	$2,526	$6,740
Business Wireline	4,468	3,068	1,498	(98)
Consumer Wireline	3,522	2,224	949	349
Total Communications	29,560	17,596	4,973	6,991
Latin America	971	778	150	43
Segment Total	30,531	18,374	5,123	7,034
Corporate and Other
Corporate:
DTV-related retained costs	—	56	50	(106)
Parent administration support	1	439	8	(446)
Securitization fees	28	214	—	(186)
Value portfolio	66	10	—	56
Total Corporate	95	719	58	(682)
Certain significant items	—	589	9	(598)
Total Corporate and Other	95	1,308	67	(1,280)
AT&T Inc.	$30,626	$19,682	$5,190	$5,754

For the three months ended March 31, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,594	$11,639	$2,487	$6,468
Business Wireline	4,913	3,487	1,362	64
Consumer Wireline	3,350	2,256	881	213
Total Communications	28,857	17,382	4,730	6,745
Latin America	1,063	883	177	3
Segment Total	29,920	18,265	4,907	6,748
Corporate and Other
Corporate:
DTV-related retained costs	—	134	120	(254)
Parent administration support	—	392	1	(393)
Securitization fees	26	165	—	(139)
Value portfolio	82	26	4	52
Total Corporate	108	717	125	(734)
Certain significant items	—	152	15	(167)
Total Corporate and Other	108	869	140	(901)
AT&T Inc.	$30,028	$19,134	$5,047	$5,847

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended March 31,
	2025	2024
Communications	$6,991	$6,745
Latin America	43	3
Segment Operating Income	7,034	6,748
Reconciling Items:
Corporate	(682)	(734)
Transaction, legal and other costs	(79)	(32)
Amortization of intangibles acquired	(9)	(15)
Asset impairments and abandonments and restructuring	(504)	(159)
Benefit-related gains (losses)	(6)	39
AT&T Operating Income	5,754	5,847
Interest expense	1,658	1,724
Equity in net income of affiliates	1,440	295
Other income (expense) — net	455	451
Income Before Income Taxes	$5,991	$4,869

The following tables present assets, investments in equity affiliates and capital expenditures by segment:

	March 31,		December 31,
	2025		2024
	Assets	Investments in Equity Method Investees	Assets	Investments in Equity Method Investees
Communications	$484,165	$—	$481,757	$—
Latin America	8,130	—	7,808	—
Corporate and eliminations	(94,828)	942	(94,770)	295
Total	$397,467	$942	$394,795	$295

	Three months ended March 31,
Capital Expenditures	2025	2024
Communications	$4,045	$3,545
Latin America	71	58
Corporate and eliminations	161	155
Total	$4,277	$3,758

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended March 31, 2025
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$16,651	$—	$—	$615	$—	$17,266
Fiber and advanced connectivity[1]	—	1,780	2,066	—	—	3,846
Non-fiber consumer broadband	—	—	918	—	—	918
Legacy and other transitional	—	2,475	286	—	46	2,807
Other	—	—	252	—	49	301
Total Service	16,651	4,255	3,522	615	95	25,138
Equipment	4,919	213	—	356	—	5,488
Total	$21,570	$4,468	$3,522	$971	$95	$30,626
[1]Advanced connectivity services reported in Business Wireline.

For the three months ended March 31, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$15,994	$—	$—	$690	$—	$16,684
Fiber and advanced connectivity[1]	—	1,703	1,736	—	—	3,439
Non-fiber consumer broadband	—	—	986	—	—	986
Legacy and other transitional	—	2,997	342	—	62	3,401
Other	—	—	286	—	46	332
Total Service	15,994	4,700	3,350	690	108	24,842
Equipment	4,600	213	—	373	—	5,186
Total	$20,594	$4,913	$3,350	$1,063	$108	$30,028
[1]Advanced connectivity services reported in Business Wireline.

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations for our Mobility, Business Wireline and Consumer Wireline services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years.

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2025	2024
Deferred Acquisition Costs
Prepaid and other current assets	$3,230	$3,239
Other Assets	4,313	4,177
Total deferred customer contract acquisition costs	$7,543	$7,416
Deferred Fulfillment Costs
Prepaid and other current assets	$2,037	$2,101
Other Assets	3,180	3,289
Total deferred customer contract fulfillment costs	$5,217	$5,390

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2025	2024
Deferred acquisition cost amortization	$906	$894
Deferred fulfillment cost amortization	595	660
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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2025	2024
Contract asset	$7,049	$6,855
Current portion in “Prepaid and other current assets”	3,924	3,845
Contract liability	4,109	4,272
Current portion in “Advanced billings and customer deposits”	3,834	3,981

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $3,500.

AT&T INC.
MARCH 31, 2025

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $41,685, of which we expect to recognize approximately 83% by the end of 2026, with the balance recognized thereafter.
NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2025.

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

	Three months ended
	March 31,
	2025	2024
Pension cost:
Service cost – benefits earned during the period	$107	$122
Interest cost on projected benefit obligation	400	396
Expected return on assets	(507)	(553)
Amortization of prior service credit	(12)	(22)
Net pension (credit) cost	$(12)	$(57)

Postretirement cost:
Service cost – benefits earned during the period	$4	$5
Interest cost on accumulated postretirement benefit obligation	80	77
Expected return on assets	(10)	(14)
Amortization of prior service credit	(459)	(482)
Net postretirement (credit) cost	$(385)	$(414)
Combined net pension and postretirement (credit) cost	$(397)	$(471)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $16 and $17 for the three months ended March 31, 2025 and 2024, respectively.

AT&T INC.
MARCH 31, 2025

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2024.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$124,790	$117,223	$122,116	$114,167
Commercial paper	—	—	—	—
Investment securities[2]	1,546	1,546	1,603	1,603
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2025 and December 31, 2024. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$463	$—	$—	$463
International equities	8	—	—	8
Fixed income equities	182	—	—	182
Available-for-Sale Debt Securities	—	686	—	686
Asset Derivatives
Cross-currency swaps	—	96	—	96
Liability Derivatives
Cross-currency swaps	—	(3,849)	—	(3,849)

AT&T INC.
MARCH 31, 2025

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2025	2024
Total gains (losses) recognized on equity securities	$(27)	$97
Gains (losses) recognized on equity securities sold	—	(3)
Unrealized gains (losses) recognized on equity securities held at end of period	$(27)	$100

At March 31, 2025, available-for-sale debt securities totaling $686 have maturities as follows - less than one year: $94; one to three years: $100; three to five years: $100; five or more years: $392.

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

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

basis spread from the assessment of hedge effectiveness. For foreign exchange contracts, we have elected to exclude the change in fair value of forward points from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2025 and 2024, no ineffectiveness was measured on fair value hedges.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2025, we had posted collateral of $196 (a deposit asset) and held collateral of $0 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in March, we would have been required to post additional collateral of $50. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $3,657. At December 31, 2024, we had posted collateral of $188 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2025	2024
Cross-currency swaps	$36,532	$34,884
Total	$36,532	$34,884

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2025	2024
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(1)	$—
Gain (loss) on long-term debt	1	—
Cross-currency swaps:
Gain (loss) on cross-currency swaps	1,124	(246)
Gain (loss) on long-term debt	(1,124)	246
Gain (loss) recognized in accumulated OCI	(831)	255

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

The following table presents information for our cash flow hedging relationships:

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2025	2024
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$4	$5
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)

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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended
	March 31,
	2025	2024
Net cash received (paid) from equipment installment receivables program[1]	$859	$121
Net cash received (paid) from revolving receivables program	133	276
Total net cash impact to cash flows from operating activities[2]	$992	$397
[1]Cash from initial sales of $3,798 and $2,874 for the three months ended March 31, 2025 and 2024, respectively.
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
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	March 31, 2025		December 31, 2024
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,260	$244	$3,504	$553
Balance sheet classification
Accounts receivable
Notes receivable	1,769	—	1,817	—
Trade receivables	315	244	237	553
Other Assets
Noncurrent notes and trade receivables	1,176	—	1,450	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,730	$2,940	$11,909	$2,770
Cash proceeds received, net of remittances[1]	9,137	2,940	8,243	2,770
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended
	March 31,
	2025	2024
Gross receivables sold[1]	$3,835	$2,904
Net receivables sold[2]	3,688	2,757
Cash proceeds received	3,798	2,874
Guarantee obligation recorded	280	266
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
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended
	March 31,
	2025	2024
Fair value of repurchased receivables	$1,937	$718
Carrying value of beneficial interests	1,933	721
Gain (loss) on repurchases[1]	$4	$(3)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At March 31, 2025 and December 31, 2024, our beneficial interests were $2,083 and $3,185, respectively, of which $1,189 and $1,906 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2025 and December 31, 2024 was $295 and $301, respectively, of which $162 and $150 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2025, we expanded our revolving agreement to transfer up to $2,940 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $244 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

The following table sets forth a summary of the revolving receivables sold:

	Three months ended
	March 31,
	2025	2024
Gross receivables sold/cash proceeds received[1]	$7,343	$4,174
Total collections under revolving agreement	7,173	3,874
Net cash proceeds received	$170	$300

Net receivables sold[2]	$7,142	$4,063
[1]Includes initial sales of receivables of $170 and $300 for the three months ended March 31, 2025 and 2024, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 9. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. On September 29, 2024, we agreed to sell our interest in DIRECTV to TPG for approximately $7,600 in cash payments through 2029, inclusive of approximately $3,120 total distributions received towards the transaction price as of March 31, 2025, which included a first-quarter 2025 dividend of $1,138. The transaction is expected to close in mid-2025, pending customary closing conditions. We expect a gain on sale, whose amount will be dependent on the timing of close.

Beginning in third-quarter 2024, our investment in DIRECTV was reduced to zero on our consolidated balance sheet, resulting from aggregate cash receipts exceeding our initial investment balance plus our cumulative equity in DIRECTV earnings. As we are not committed, implicitly or explicitly, to provide financial or other support to DIRECTV, we record cash distributions

AT&T INC.
MARCH 31, 2025

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

The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV:

	Three months ended
	March 31,
	2025	2024
DIRECTV’s earnings included in Equity in net income of affiliates	$1,423	$324

Distributions classified as operating activities	$1,423	$324
Distributions classified as investing activities	—	194
Cash distributions received from DIRECTV	$1,423	$518

For the three months ended March 31, 2025 and 2024, we billed DIRECTV approximately $124 and $145 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

At March 31, 2025, we had accounts receivable from DIRECTV of $226 and accounts payable to DIRECTV of $50.

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

Suppliers had elected to sell to the third-party financial institutions $3,384 and $2,498 of our outstanding payment obligations as of March 31, 2025 and December 31, 2024, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our consolidated statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $4,293 of direct supplier financing outstanding as of March 31, 2025 and $6,272 as of December 31, 2024, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
We enter into multi-year software licensing arrangements, which, consistent with industry standards, are paid over the license terms of two to five years. Additionally, in connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more. We refer to these arrangements as vendor financing, with the balances and activity for the periods presented primarily relating to software arrangements. Vendor financing payments are reported as financing activities in our statements of cash flows when paid. For the three months ended March 31, 2025 and 2024, we recorded vendor financing commitments of $378 and $99, respectively. We had $1,694 of vendor financing payables at March 31, 2025, with $1,078 included in “Accounts payable and accrued liabilities” and $1,448 of vendor financing payables at December 31, 2024, with $749 included in “Accounts payable and accrued liabilities.”

AT&T INC.
MARCH 31, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$6,885	$3,520	$3,298	$6,722
Restricted cash in Prepaid and other current assets	1	1	1	2
Restricted cash in Other Assets	58	83	107	109
Cash and Cash Equivalents and Restricted Cash	$6,944	$3,604	$3,406	$6,833

The following table summarizes cash paid during the periods for interest and income taxes:

	Three months ended
	March 31,
Cash paid (received) during the period for:	2025	2024
Interest	$1,804	$2,077
Income taxes, net of refunds	11	(9)

The following table summarizes capital expenditures:
	Three months ended
	March 31,
	2025	2024
Purchase of property and equipment	$4,240	$3,721
Interest during construction - capital expenditures[1]	37	37
Total Capital Expenditures	$4,277	$3,758

The following table summarizes acquisitions, net of cash acquired:
	Three months ended
	March 31,
	2025	2024
Business acquisitions	$—	$—
Spectrum acquisitions	1	145
Interest during construction - spectrum[1]	19	66
Total Acquisitions	$20	$211
[1] Total capitalized interest was $56 and $103 for the three months ended March 31, 2025 and 2024, respectively.

Preferred Equity Transactions
On March 3, 2025, we issued $2,250 of nonconvertible cumulative preferred interests in Telco LLC (Telco Class A-4). The Telco Class A-4 interests pay an initial preferred distribution of 5.94% annually, subject to declaration, and subject to reset on November 1, 2028, and every four years thereafter. The Telco Class A-4 interests can be called at issue price beginning November 1, 2028, and are subject to the same redemption and liquidation rights as the Telco Class A-1, A-2 and A-3 interests.
On March 3, 2025, we also redeemed all outstanding Series B cumulative perpetual preferred shares. The shares had a total liquidation preference of €2.0 billion and were redeemed for $2,075.

AT&T INC.
MARCH 31, 2025

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

	First Quarter
			Percent
	2025	2024	Change
Operating Revenues
Communications	$29,560	$28,857	2.4%
Latin America	971	1,063	(8.7)
Corporate	95	108	(12.0)
AT&T Operating Revenues	$30,626	$30,028	2.0%

Operating Income (Loss)
Communications	$6,991	$6,745	3.6%
Latin America	43	3	—
Segment Operating Income	7,034	6,748	4.2
Corporate	(682)	(734)	7.1
Certain significant items	(598)	(167)	—
AT&T Operating Income	$5,754	$5,847	(1.6)%

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
•Consumer Wireline provides broadband services, including fiber connections that provide multi-gig services, and AT&T Internet Air (AIA) services, to residential customers in select locations. Consumer Wireline also provides legacy telephony voice communication services.

The Latin America segment provides wireless services and equipment in Mexico.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	First Quarter
			Percent
	2025	2024	Change
Operating Revenues
Service	$25,138	$24,842	1.2%
Equipment	5,488	5,186	5.8
Total Operating Revenues	30,626	30,028	2.0

Operating Expenses
Operations and support	19,682	19,134	2.9
Depreciation and amortization	5,190	5,047	2.8
Total Operating Expenses	24,872	24,181	2.9
Operating Income	5,754	5,847	(1.6)
Interest expense	1,658	1,724	(3.8)
Equity in net income of affiliates	1,440	295	—
Other income (expense) — net	455	451	0.9
Income Before Income Taxes	5,991	4,869	23.0
Net Income	4,692	3,751	25.1
Net Income Attributable to AT&T	4,351	3,445	26.3
Net Income Attributable to Common Stock	$4,395	$3,395	29.5%

Operating revenues increased in the first quarter of 2025, reflecting higher Mobility and Consumer Wireline revenues, partially offset by declines in Business Wireline and Mexico, which included unfavorable foreign exchange impacts.

Operations and support expenses increased in the first quarter of 2025, primarily due to higher Mobility equipment costs resulting from increased wireless equipment sales volumes and higher restructuring charges. These increases were partially offset by expense declines from our continued transformation efforts and lower network-related costs, which included lower negotiated rates and higher vendor settlements in 2025, and the absence of expenses from our cybersecurity business that was contributed to a new cybersecurity joint venture, LevelBlue, in the second quarter of 2024.

Depreciation and amortization expense increased in the first quarter of 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades, partially offset by lower depreciation impacts from our Open RAN network modernization efforts.

Operating income decreased in the first quarter of 2025. Our operating income margin in the first quarter decreased from 19.5% in 2024 to 18.8% in 2025.

Interest expense decreased in the first quarter of 2025, primarily due to lower debt balances, partially offset by lower capitalized interest associated with spectrum acquisitions.

Equity in net income of affiliates increased in the first quarter of 2025. The increase reflects cash distributions received by AT&T in excess of the carrying amount of our investment in DIRECTV (see Note 9).

Other income (expense) – net increased in the first quarter of 2025. The increase was primarily due to first-quarter 2024 noncash impairment charges for a held-for-sale business and our SKY Mexico equity investment. Partially offsetting the increase were lower pension and postretirement benefit credits and lower returns on other benefit-related investments.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Income tax expense increased in the first quarter of 2025. The increase was primarily due to higher income before income tax. Our effective tax rate was 21.7% in the first quarter of 2025, versus 23.0% in the comparable period in the prior year, reflecting larger discrete state tax benefits in 2025.
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

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2025	2024	Change
Segment Operating Revenues
Mobility	$21,570	$20,594	4.7%
Business Wireline	4,468	4,913	(9.1)
Consumer Wireline	3,522	3,350	5.1
Total Segment Operating Revenues	$29,560	$28,857	2.4%

Segment Operating Income (Loss)
Mobility	$6,740	$6,468	4.2%
Business Wireline	(98)	64	—
Consumer Wireline	349	213	63.8
Total Segment Operating Income	$6,991	$6,745	3.6%

Operating revenues increased in the first quarter of 2025, primarily driven by increases in our Mobility and Consumer Wireline business units, partially offset by declines in our Business Wireline business unit, which reflects lower demand for legacy services and product simplification, as well as the absence of revenues from our cybersecurity business that was contributed to a new cybersecurity joint venture, LevelBlue, in the second quarter of 2024.

Operating income increased in the first quarter of 2025. Our Communications segment operating income margin in the first quarter increased from 23.4% in 2024 to 23.7% in 2025. Our Communications EBITDA margin in the first quarter increased from 39.8% in 2024 to 40.5% in 2025.

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2025	2024	Change
Operating revenues
Service	$16,651	$15,994	4.1%
Equipment	4,919	4,600	6.9
Total Operating Revenues	21,570	20,594	4.7

Operating expenses
Operations and support	12,304	11,639	5.7
Depreciation and amortization	2,526	2,487	1.6
Total Operating Expenses	14,830	14,126	5.0
Operating Income	$6,740	$6,468	4.2%

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mobility:

Subscribers
	March 31,		Percent
(in 000s)	2025	2024	Change
Postpaid	89,463	87,450	2.3%
Postpaid phone	73,031	71,558	2.1
Prepaid	18,955	19,211	(1.3)
Reseller	9,542	7,852	21.5
Total Mobility Subscribers[1]	117,960	114,513	3.0%

Mobility Net Additions
	First Quarter
			Percent
(in 000s)	2025	2024	Change
Postpaid Phone Net Additions	324	349	(7.2)%
Total Phone Net Additions	304	350	(13.1)

Postpaid[2]	290	389	(25.4)
Prepaid	(34)	1	—
Reseller	(136)	351	—
Mobility Net Subscriber Additions[1]	120	741	(83.8)%

Postpaid Churn[3]	0.99%	0.89%	10	BP
Postpaid Phone-Only Churn[3]	0.83%	0.72%	11	BP
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (4) and (12) for the quarters ended March 31, 2025 and 2024. Wearables and other net adds (losses) were (30) and 52 for the quarters ended March 31, 2025 and 2024.

[3]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the first quarter of 2025. The increase is largely due to growth from postpaid phone average revenue per subscriber (ARPU) growth and subscriber gains.

ARPU
ARPU increased in the first quarter of 2025, reflecting pricing actions and customers migrating to higher priced plans.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher in the first quarter of 2025, driven by a normalization of customers reaching the end of their equipment promotional plans and a shift in competitive offers.

Equipment revenue increased in the first quarter of 2025, primarily driven by higher wireless device sales volumes.

Operations and support expenses increased in the first quarter of 2025, primarily due to higher equipment costs driven by higher wireless sales volumes. The increase also reflected higher advertising due to launch of new campaign, promotion costs and network costs.

Depreciation expense increased in the first quarter of 2025, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by lower depreciation impacts from our network modernization efforts.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income increased in the first quarter of 2025. Our Mobility operating income margin in the first quarter decreased from 31.4% in 2024 to 31.2% in 2025. Our Mobility EBITDA margin in the first quarter decreased from 43.5% in 2024 to 43.0% in 2025.

Business Wireline Results
	First Quarter
			Percent
	2025	2024	Change
Operating revenues
Legacy and other transitional services	$2,475	$2,997	(17.4)%
Fiber and advanced connectivity services	1,780	1,703	4.5
Equipment	213	213	—
Total Operating Revenues	4,468	4,913	(9.1)

Operating expenses
Operations and support	3,068	3,487	(12.0)
Depreciation and amortization	1,498	1,362	10.0
Total Operating Expenses	4,566	4,849	(5.8)
Operating Income (Loss)	$(98)	$64	—%

Legacy and other transitional services revenues decreased in the first quarter of 2025, driven by lower demand for legacy and VPN services, which we expect to continue. Revenue declines also reflect the absence of revenues from our cybersecurity business that was contributed to LevelBlue in the second quarter of 2024. These revenue declines were partially offset by targeted pricing actions.

Fiber and advanced connectivity services revenues increased in the first quarter of 2025, driven by higher fiber and fixed wireless revenues.

Equipment revenues remained constant in the first quarter of 2025.

Operations and support expenses decreased in the first quarter of 2025, primarily driven by lower personnel costs associated with ongoing transformation initiatives, lower network-related costs that included higher vendor settlements in 2025 and the contribution of our cybersecurity business. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2025 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the first quarter of 2025, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to continue through the remainder of 2025.

Operating income decreased in the first quarter of 2025. Our Business Wireline operating income margin in the first quarter decreased from 1.3% in 2024 to (2.2)% in 2025. Our Business Wireline EBITDA margin in the first quarter increased from 29.0% in 2024 to 31.3% in 2025.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	First Quarter
			Percent
	2025	2024	Change
Operating revenues
Broadband	$2,984	$2,722	9.6%
Legacy voice and data services	286	342	(16.4)
Other service and equipment	252	286	(11.9)
Total Operating Revenues	3,522	3,350	5.1

Operating expenses
Operations and support	2,224	2,256	(1.4)
Depreciation and amortization	949	881	7.7
Total Operating Expenses	3,173	3,137	1.1
Operating Income	$349	$213	63.8%

The following tables highlight other key measures of performance for Consumer Wireline:

Broadband Connections
	March 31,		Percent
(in 000s)	2025	2024	Change
Broadband[1]	14,112	13,784	2.4%
Fiber Broadband Connections	9,592	8,559	12.1%
[1]Includes AIA.

Broadband Net Additions
	First Quarter
			Percent
(in 000s)	2025	2024	Change
Broadband Net Additions[1,2]	137	55	—%
Fiber Broadband Net Additions	261	252	3.6%
[1]Includes AIA.
[2]First-quarter 2025 excludes the impact of subscriber disconnections resulting from the termination of AIA services in areas with unfavorable regulatory requirements.

Broadband revenues increased in the first quarter of 2025, driven by a 19.0% increase in fiber revenues. Higher fiber revenues reflect an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU. This increase was partially offset by declines in copper-based broadband services.

Legacy voice and data services revenues decreased in the first quarter of 2025, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

Other service and equipment revenues decreased in the first quarter of 2025, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses decreased in the first quarter of 2025. The expense decrease in the first quarter was primarily driven by lower customer support costs and network-related costs that included higher vendor settlements in 2025.

Depreciation expense increased in the first quarter of 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to continue through the remainder of 2025.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income increased in the first quarter of 2025. Our Consumer Wireline operating income margin in the first quarter increased from 6.4% in 2024 to 9.9% in 2025. Our Consumer Wireline EBITDA margin in the first quarter increased from 32.7% in 2024 to 36.9% in 2025.

LATIN AMERICA SEGMENT	First Quarter
	2025	2024	Percent Change
Segment Operating Revenues
Service	$615	$690	(10.9)%
Equipment	356	373	(4.6)
Total Segment Operating Revenues	971	1,063	(8.7)

Segment Operating Expenses
Operations and support	778	883	(11.9)
Depreciation and amortization	150	177	(15.3)
Total Segment Operating Expenses	928	1,060	(12.5)
Operating Income	$43	$3	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
	March 31,		Percent
(in 000s)	2025	2024	Change
Postpaid	5,997	5,352	12.1%
Prepaid	17,376	16,742	3.8
Reseller	235	365	(35.6)
Total Mexico Wireless Subscribers	23,608	22,459	5.1%

Mexico Wireless Net Additions
	First Quarter
			Percent
(in 000s)	2025	2024	Change
Postpaid	160	116	37.9%
Prepaid	(110)	79	—
Reseller	(18)	(52)	65.4
Total Mexico Wireless Net Additions	32	143	(77.6)%

Service revenues decreased in the first quarter of 2025, reflecting unfavorable foreign exchange impacts, partially offset by growth in subscribers and ARPU.

Equipment revenues decreased in the first quarter of 2025, reflecting unfavorable foreign exchange impacts, partially offset by higher equipment sales.

Operations and support expenses decreased in the first quarter of 2025, primarily due to favorable foreign exchange impacts, partially offset by increased equipment and selling costs resulting from higher sales.

Depreciation and amortization expense decreased in the first quarter of 2025, primarily due to favorable foreign exchange impacts.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operating income improved in the first quarter of 2025. Our Mexico operating income margin in the first quarter increased from 0.3% in 2024 to 4.4% in 2025. Our Mexico EBITDA margin in the first quarter increased from 16.9% in 2024 to 19.9% in 2025.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the United States are subject to federal and state regulations. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulations in the markets where service is provided. Complying with these regulations may affect our results of operations and cash flow, and compliance may be very costly. For a discussion of these regulations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Landscape” in our Annual Report on Form 10-K for the year-ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

For three months ended March 31,	2025	2024
Cash provided by operating activities	$9,049	$7,547
Cash used in investing activities	(4,958)	(2,961)
Cash used in financing activities	(553)	(7,815)

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$6,885	$3,298
Total debt	126,161	123,532

We had $6,885 in cash and cash equivalents available at March 31, 2025, increasing $3,587 since December 31, 2024. Cash and cash equivalents included cash of $1,122 and money market funds and other cash equivalents of $5,763. Approximately $1,159 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

For the first three months of 2025, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and distributions from DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, including higher device payments from higher sales volumes. The cash generated from operating activities was primarily used to repay long-term debt, make dividend payments to stockholders and to fund capital improvements. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities
During the first three months of 2025, cash provided by operating activities was $9,049, compared to $7,547 for the first three months of 2024, with increases resulting from higher cash flows related to DIRECTV, including a first-quarter 2025 dividend of $1,138, and operational growth.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $2,042 and $1,584 for the three months ended March 31, 2025 and 2024, respectively. All supplier financing payments are due within one year. (See Note 10)

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Cash Used in Investing Activities
For the first three months of 2025, cash used in investing activities totaled $4,958 and consisted primarily of $4,277 (including interest during construction) for capital expenditures. During the first three months of 2025, investing activities also included $95 of FirstNet sustainability payments net of reinvestment, and approximately $560 for our investment in a new strategic partner related to wireline network transformation accounted for under the equity method of accounting.

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. For the first three months of 2025, vendor financing payments were $203, compared to $841 for the first three months of 2024. Capital expenditures for the first three months of 2025 were $4,277, and when including $203 cash paid for vendor financing, capital investment was $4,480 ($119 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three months of 2025, we placed $378 of productive assets (primarily software) in service under vendor financing arrangements (compared to $99 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities
For the first three months of 2025, cash used in financing activities totaled $553 and was primarily comprised of debt repayments, dividend payments, preferred stock repurchase and vendor financing payments, offset by issuances of long-term debt and preferred interests.

A tabular summary of our debt activities for the three months ended March 31, 2025 is as follows:

Three months ended March 31, 2025
Issuance of Notes and Debentures:
EUR notes	2,956
Debt Issuances	$2,956

Repayments
EUR notes	1,321
Other	205
Repayments of long-term debt	$1,526

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of March 31, 2025 and as of December 31, 2024. We had $124,790 of total notes and debentures outstanding at March 31, 2025. This also included Euro, British pound sterling, Canadian dollar, Swiss franc and Australian dollar denominated debt that totaled approximately $33,474.

At March 31, 2025, we had $8,902 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on March 31, 2025.

For the first three months of 2025, we paid $203 of cash under our vendor financing program, compared to $841 in the prior-year comparable period. Total vendor financing payables included in our March 31, 2025 consolidated balance sheet were $1,694, with $1,078 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

At March 31, 2025, we had approximately $10,000 remaining from our common stock repurchase authorization approved by the Board of Directors in December 2024.

We paid dividends on common and preferred shares of $2,091 during the first three months of 2025, compared with $2,034 for the first three months of 2024.

AT&T INC.
MARCH 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Dividends on common stock declared by our Board of Directors totaled $0.2775 per share in the first three months of 2025 and 2024. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Financing activities in the first three months of 2025 also included the issuance of $2,250 of nonconvertible cumulative preferred interests in Telco LLC, with the funds used to redeem all outstanding Series B preferred stock for $2,075 (see Note 11). We also received approximately $850 in upfront cash proceeds from a structured sale-leaseback of real estate.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2029 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of March 31, 2025.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of March 31, 2025, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $36,532 derivative portfolio, counterparties are still required to post collateral. During the first three months of 2025, we posted $8 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2025, our debt ratio was 50.9%, compared to 52.4% at March 31, 2024 and 50.7% at December 31, 2024. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

AT&T INC.
MARCH 31, 2025

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

	First Quarter
			Percent
	2025	2024	Change
Communications Segment
Operating income	$6,991	$6,745	3.6%
Add: Depreciation and amortization expense	4,973	4,730	5.1
EBITDA	$11,964	$11,475	4.3%

Operating income margin	23.7%	23.4%
EBITDA margin	40.5%	39.8%

Mobility
Operating income	$6,740	$6,468	4.2%
Add: Depreciation and amortization expense	2,526	2,487	1.6
EBITDA	$9,266	$8,955	3.5%

Operating income margin	31.2%	31.4%
EBITDA margin	43.0%	43.5%

Business Wireline
Operating income (loss)	$(98)	$64	—%
Add: Depreciation and amortization expense	1,498	1,362	10.0
EBITDA	$1,400	$1,426	(1.8)%

Operating income margin	(2.2)%	1.3%
EBITDA margin	31.3%	29.0%

Consumer Wireline
Operating income	$349	$213	63.8%
Add: Depreciation and amortization expense	949	881	7.7
EBITDA	$1,298	$1,094	18.6%

Operating income margin	9.9%	6.4%
EBITDA margin	36.9%	32.7%

Latin America Segment
Operating income	$43	$3	—%
Add: Depreciation and amortization expense	150	177	(15.3)
EBITDA	$193	$180	7.2%

Operating income margin	4.4%	0.3%
EBITDA margin	19.9%	16.9%

AT&T INC.
MARCH 31, 2025
Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2025, we had no interest rate swaps.

We have fixed-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $36,532 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as fair value hedges with a net fair value of $(3,753) at March 31, 2025.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2025.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
MARCH 31, 2025

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
•The imposition of tariffs and their duration and uncertainty surrounding further tariffs and congressional action regarding spending and taxation, which may result in changes in government spending and affect the ability and willingness of businesses and consumers to spend in general.
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

Readers are cautioned that other factors discussed in this report and in our most recent Form 10-K, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2025
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2024 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the first quarter of 2025, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2025 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2025 - January 31, 2025	666,015	$21.84	—	$10,000
February 1, 2025 - February 28, 2025	4,829,778	25.51	—	$10,000
March 1, 2025 - March 31, 2025	3,080,033	26.21	—	$10,000
Total	8,575,826	$25.47	—
1In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock. The December 2024 authorization has no expiration date.
[2]These shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
MARCH 31, 2025
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

April 29, 2025	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer