Form 10-Q
period 2025-06-30
AT&T INC.
filed 2025-07-24
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
Yes ☐ No ☒

At July 21, 2025, there were 7,150,385,480 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Revenues
Service	$25,292	$25,006	$50,430	$49,848
Equipment	5,555	4,791	11,043	9,977
Total operating revenues	30,847	29,797	61,473	59,825

Operating Expenses
Cost of revenues
Equipment	5,738	4,815	11,432	9,958
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,412	6,627	12,751	13,438
Selling, general and administrative	6,945	7,043	14,090	14,064
Asset impairments and abandonments and restructuring	—	480	504	639
Depreciation and amortization	5,251	5,072	10,441	10,119
Total operating expenses	24,346	24,037	49,218	48,218
Operating Income	6,501	5,760	12,255	11,607
Other Income (Expense)
Interest expense	(1,655)	(1,699)	(3,313)	(3,423)
Equity in net income of affiliates	485	348	1,925	643
Other income (expense) — net	767	682	1,222	1,133
Total other income (expense)	(403)	(669)	(166)	(1,647)
Income Before Income Taxes	6,098	5,091	12,089	9,960
Income tax expense	1,237	1,142	2,536	2,260
Net Income	4,861	3,949	9,553	7,700
Net Income Attributable to Noncontrolling Interest	(361)	(352)	(702)	(658)
Net Income Attributable to AT&T	$4,500	$3,597	$8,851	$7,042
Preferred Stock Dividends and Redemption Gain	(36)	(51)	8	(101)
Net Income Attributable to Common Stock	$4,464	$3,546	$8,859	$6,941
Basic Earnings Per Share Attributable to Common Stock	$0.62	$0.49	$1.22	$0.96
Diluted Earnings Per Share Attributable to Common Stock	$0.62	$0.49	$1.22	$0.96
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,209	7,196	7,211	7,194
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,219	7,198	7,221	7,195
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$4,861	$3,949	$9,553	$7,700
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $61, $(69), $71 and $(61)	188	(221)	209	(192)
Reclassification adjustment included in net income, net of taxes of $0, $(14), $0 and $(14)	—	127	—	127
Securities:
Net unrealized gains (losses), net of taxes of $1, $1, $4 and $(1)	2	(7)	12	(17)
Reclassification adjustment included in net income, net of taxes of $1, $1, $1 and $3	3	4	4	10
Derivative instruments:
Net unrealized gains (losses), net of taxes of $32, $(65), $(171) and $(16)	96	(260)	(528)	(49)
Reclassification adjustment included in net income, net of taxes of $3, $4, $7 and $7	11	10	22	22
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(114), $(123), $(229) and $(246)	(358)	(380)	(714)	(761)
Other comprehensive income (loss)	(58)	(727)	(995)	(860)
Total comprehensive income	4,803	3,222	8,558	6,840
Less: Total comprehensive income attributable to noncontrolling interest	(361)	(352)	(702)	(658)
Total Comprehensive Income Attributable to AT&T	$4,442	$2,870	$7,856	$6,182
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,499	$3,298
Accounts receivable – net of related allowances for credit loss of $392 and $375	8,844	9,638
Inventories	2,357	2,270
Prepaid and other current assets	17,606	15,962
Total current assets	39,306	31,168
Property, plant and equipment	356,188	350,914
Less: accumulated depreciation and amortization	(227,094)	(222,043)
Property, Plant and Equipment – Net	129,094	128,871
Goodwill – Net	63,432	63,432
Licenses – Net	127,543	127,035
Other Intangible Assets – Net	5,255	5,255
Investments in and Advances to Equity Affiliates	1,011	295
Operating Lease Right-Of-Use Assets	21,494	20,909
Other Assets	18,356	17,830
Total Assets	$405,491	$394,795
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,254	$5,089
Accounts payable and accrued liabilities	33,289	35,657
Advanced billings and customer deposits	3,999	4,099
Dividends payable	2,023	2,027
Total current liabilities	48,565	46,872
Long-Term Debt	123,057	118,443
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	59,786	58,939
Postemployment benefit obligation	9,079	9,025
Operating lease liabilities	17,762	17,391
Other noncurrent liabilities	23,865	23,900
Total deferred credits and other noncurrent liabilities	110,492	109,255
Redeemable Noncontrolling Interest	1,983	1,980
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at June 30, 2025 and December 31, 2024):
Series A (48,000 issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Series B (20,000 issued and 0 outstanding at June 30, 2025 and 20,000 issued and outstanding December 31, 2024)	—	—
Series C (70,000 issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2025 and December 31, 2024: issued 7,620,748,598 at June 30, 2025 and December 31, 2024)	7,621	7,621
Additional paid-in capital	106,381	109,108
Retained earnings	6,680	1,871
Treasury stock (459,382,925 at June 30, 2025 and 444,853,148 at December 31, 2024, at cost)	(15,210)	(15,023)
Accumulated other comprehensive income (loss)	(200)	795
Noncontrolling interest	16,122	13,873
Total stockholders’ equity	121,394	118,245
Total Liabilities and Stockholders’ Equity	$405,491	$394,795
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2025	2024
Operating Activities
Net Income	$9,553	$7,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,441	10,119
Provision for uncollectible accounts	1,037	942
Asset impairments and abandonments and restructuring	504	639
Pension and postretirement benefit expense (credit)	(794)	(941)
Net (gain) loss on investments	(31)	185
Changes in operating assets and liabilities:
Receivables	(247)	130
Equipment installment receivables and related sales	1,115	(320)
Contract asset and cost deferral	(299)	321
Inventories, prepaid and other current assets	(317)	419
Accounts payable and other accrued liabilities	(4,440)	(4,761)
Changes in income taxes	1,663	1,976
Postretirement claims and contributions	(103)	(93)
Other - net	730	324
Total adjustments	9,259	8,940
Net Cash Provided by Operating Activities	18,812	16,640
Investing Activities
Capital expenditures	(9,174)	(8,118)
Acquisitions, net of cash acquired	(48)	(270)
Dispositions	40	14
Distributions from DIRECTV in excess of cumulative equity in earnings	—	586
(Purchases), sales and settlements of securities and investments - net	(1,084)	1,147
Other - net	(778)	(336)
Net Cash Used in Investing Activities	(11,044)	(6,977)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	—	2,686
Issuance of other short-term borrowings	—	491
Repayment of other short-term borrowings	—	(2,487)
Issuance of long-term debt	6,429	2
Repayment of long-term debt	(1,620)	(6,910)
Payment of vendor financing	(423)	(1,391)
Redemption of preferred stock	(2,075)	—
Purchase of treasury stock	(1,179)	(159)
Issuance of treasury stock	17	—
Issuance of preferred interests in subsidiary	2,221	—
Dividends paid	(4,135)	(4,133)
Other - net	167	(1,392)
Net Cash Used in Financing Activities	(598)	(13,293)
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,170	$(3,630)
Cash and cash equivalents and restricted cash beginning of year	3,406	6,833
Cash and Cash Equivalents and Restricted Cash End of Period	$10,576	$3,203
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$106,302		$111,599		$109,108		$114,519
Redemption of preferred stock		—		—		(2,165)		—
Preferred stock dividends		—		—		—		(98)
Common stock dividends ($0.2775, $0.2775, $0.5550 and $0.5550 per share)		—		(12)		—		(2,015)
Issuance of treasury stock		(4)		(3)		(456)		(416)
Share-based payments		83		83		(106)		(183)
Redemption or reclassification of interest held by noncontrolling owners		—		(152)		—		(292)
Balance at end of period		$106,381		$111,515		$106,381		$111,515
Retained Earnings (Deficit)
Balance at beginning of period		$4,215		$(1,570)		$1,871		$(5,015)
Net income attributable to AT&T		4,500		3,597		8,851		7,042
Preferred stock redemption gain		—		—		90		—
Preferred stock dividends		(35)		(36)		(121)		(36)
Common stock dividends ($0.2775, $0.2775, $0.5550 and $0.5550 per share)		(2,000)		(1,989)		(4,011)		(1,989)
Balance at end of period		$6,680		$2		$6,680		$2
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(425)	$(14,252)	(451)	$(15,277)	(445)	$(15,023)	(471)	$(16,128)
Repurchase and acquisition of common stock	(34)	(968)	—	(2)	(43)	(1,186)	(9)	(159)
Reissuance of treasury stock	—	10	—	11	29	999	29	1,019
Balance at end of period	(459)	$(15,210)	(451)	$(15,268)	(459)	$(15,210)	(451)	$(15,268)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of period		$(142)		$2,167		$795		$2,300
Other comprehensive income (loss) attributable to AT&T		(58)		(727)		(995)		(860)
Balance at end of period		$(200)		$1,440		$(200)		$1,440
Noncontrolling Interest[1]
Balance at beginning of period		$16,114		$14,080		$13,873		$14,145
Net income attributable to noncontrolling interest		326		317		631		587
Issuance and acquisition by noncontrolling owners		—		—		2,221		—
Redemption of noncontrolling interest		—		(41)		—		(58)
Distributions		(318)		(319)		(603)		(637)
Balance at end of period		$16,122		$14,037		$16,122		$14,037
Total Stockholders’ Equity at beginning of period		$119,858		$118,620		$118,245		$117,442
Total Stockholders’ Equity at end of period		$121,394		$119,347		$121,394		$119,347
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2025

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

Stock Repurchase Program In December 2024, the Board of Directors authorized the repurchase of up to $10,000 of AT&T common stock. We began buying back stock under this program in the second quarter of 2025. For the six months ended June 30, 2025, we had repurchased approximately 34 million shares totaling $958 under this authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022.

To implement repurchase authorizations, we use open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

Tax Legislation On July 4, 2025, the One Big Beautiful Bill Act was enacted, which restores or makes permanent certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017. We do not anticipate the legislation to materially impact our income tax expense, but expect that it will have a material impact on cash taxes paid relative to our expectations.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$4,464	$3,546	$8,859	$6,941
Dilutive impact of share-based payment	2	—	6	—
Numerator for diluted earnings per share	$4,466	$3,546	$8,865	$6,941
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,209	7,196	7,211	7,194
Dilutive impact of share-based payment (in shares)	10	2	10	1
Denominator for diluted earnings per share	7,219	7,198	7,221	7,195

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (OCI) are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(1,755)		$(46)		$(604)		$3,200		$795
Other comprehensive income (loss) before reclassifications	209		12		(528)		—		(307)
Amounts reclassified from accumulated OCI	—	1	4	1	22	2	(714)	3	(688)
Net other comprehensive income (loss)	209		16		(506)		(714)		(995)
Balance as of June 30, 2025	$(1,546)		$(30)		$(1,110)		$2,486		$(200)

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
Other comprehensive income (loss) before reclassifications	(192)		(17)		(49)		—		(258)
Amounts reclassified from accumulated OCI	127	1	10	1	22	2	(761)	3	(602)
Net other comprehensive income (loss)	(65)		(7)		(27)		(761)		(860)
Balance as of June 30, 2024	$(1,402)		$(64)		$(1,056)		$3,962		$1,440
[1](Gains) losses are included in “Other income (expense) - net” in the consolidated statements of income.
[2](Gains) losses are primarily included in “Interest expense” in the consolidated statements of income (see Note 7).
[3]The amortization of prior service credit associated with postretirement benefits are included in “Other income (expense) - net” in the consolidated statements of income (see Note 6).
NOTE 4. SEGMENT INFORMATION

Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We have two reportable segments: Communications and Latin America.

Our chief operating decision maker (CODM) is our Chairman of the Board, Chief Executive Officer and President. Our CODM uses operating income to evaluate performance and allocate resources, including capital allocations, when managing the business. Our CODM manages operations through the review of actual and forecasted “Operations and Support Expenses” information at a segment and business unit level, with Communications and Latin America segments primarily evaluated on a direct cost basis and comprised of equipment, compensation, network and technology, sales, advertising and other costs.

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
JUNE 30, 2025

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
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2025
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$21,845	$12,358	$2,556	$6,931
Business Wireline	4,313	2,993	1,521	(201)
Consumer Wireline	3,541	2,248	958	335
Total Communications	29,699	17,599	5,035	7,065
Latin America	1,054	853	155	46
Segment Total	30,753	18,452	5,190	7,111
Corporate and Other
Corporate:
DTV-related retained costs	—	57	50	(107)
Parent administration support	(2)	422	2	(426)
Securitization fees	30	174	—	(144)
Value portfolio	66	11	—	55
Total Corporate	94	664	52	(622)
Certain significant items	—	(21)	9	12
Total Corporate and Other	94	643	61	(610)
AT&T Inc.	$30,847	$19,095	$5,251	$6,501

For the three months ended June 30, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$20,480	$11,285	$2,476	$6,719
Business Wireline	4,755	3,267	1,386	102
Consumer Wireline	3,347	2,249	914	184
Total Communications	28,582	16,801	4,776	7,005
Latin America	1,103	925	172	6
Segment Total	29,685	17,726	4,948	7,011
Corporate and Other
Corporate:
DTV-related retained costs	—	116	102	(218)
Parent administration support	—	443	2	(445)
Securitization fees	29	150	—	(121)
Value portfolio	83	25	5	53
Total Corporate	112	734	109	(731)
Certain significant items	—	505	15	(520)
Total Corporate and Other	112	1,239	124	(1,251)
AT&T Inc.	$29,797	$18,965	$5,072	$5,760

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2025
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$43,415	$24,662	$5,082	$13,671
Business Wireline	8,781	6,061	3,019	(299)
Consumer Wireline	7,063	4,472	1,907	684
Total Communications	59,259	35,195	10,008	14,056
Latin America	2,025	1,631	305	89
Segment Total	61,284	36,826	10,313	14,145
Corporate and Other
Corporate:
DTV-related retained costs	—	113	100	(213)
Parent administration support	(1)	861	10	(872)
Securitization fees	58	388	—	(330)
Value portfolio	132	21	—	111
Total Corporate	189	1,383	110	(1,304)
Certain significant items	—	568	18	(586)
Total Corporate and Other	189	1,951	128	(1,890)
AT&T Inc.	$61,473	$38,777	$10,441	$12,255

For the six months ended June 30, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$41,074	$22,924	$4,963	$13,187
Business Wireline	9,668	6,754	2,748	166
Consumer Wireline	6,697	4,505	1,795	397
Total Communications	57,439	34,183	9,506	13,750
Latin America	2,166	1,808	349	9
Segment Total	59,605	35,991	9,855	13,759
Corporate and Other
Corporate:
DTV-related retained costs	—	250	222	(472)
Parent administration support	—	835	3	(838)
Securitization fees	55	315	—	(260)
Value portfolio	165	51	9	105
Total Corporate	220	1,451	234	(1,465)
Certain significant items	—	657	30	(687)
Total Corporate and Other	220	2,108	264	(2,152)
AT&T Inc.	$59,825	$38,099	$10,119	$11,607

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Communications	$7,065	$7,005	$14,056	$13,750
Latin America	46	6	89	9
Segment Operating Income	7,111	7,011	14,145	13,759
Reconciling Items:
Corporate	(622)	(731)	(1,304)	(1,465)
Transaction, legal and other costs	(49)	(35)	(128)	(67)
Amortization of intangibles acquired	(9)	(15)	(18)	(30)
Asset impairments and abandonments and restructuring	—	(480)	(504)	(639)
Benefit-related gains (losses)	70	10	64	49
AT&T Operating Income	6,501	5,760	12,255	11,607
Interest expense	1,655	1,699	3,313	3,423
Equity in net income of affiliates	485	348	1,925	643
Other income (expense) — net	767	682	1,222	1,133
Income Before Income Taxes	$6,098	$5,091	$12,089	$9,960

The following tables present assets, investments in equity affiliates and capital expenditures by segment:

	June 30,		December 31,
	2025		2024
	Assets	Investments in Equity Method Investees	Assets	Investments in Equity Method Investees
Communications	$496,906	$—	$481,757	$—
Latin America	8,659	—	7,808	—
Corporate and eliminations	(100,074)	1,011	(94,770)	295
Total	$405,491	$1,011	$394,795	$295

	Six months ended June 30,
Capital Expenditures	2025	2024
Communications	$8,674	$7,741
Latin America	125	101
Corporate and eliminations	375	276
Total	$9,174	$8,118

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended June 30, 2025
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$16,853	$—	$—	$662	$—	$17,515
Fiber and advanced connectivity[1]	—	1,793	2,136	—	—	3,929
Non-fiber consumer broadband	—	—	892	—	—	892
Legacy and other transitional	—	2,349	265	—	45	2,659
Other	—	—	248	—	49	297
Total Service	16,853	4,142	3,541	662	94	25,292
Equipment	4,992	171	—	392	—	5,555
Total	$21,845	$4,313	$3,541	$1,054	$94	$30,847
[1]Advanced connectivity services reported in Business Wireline.

For the three months ended June 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$16,277	$—	$—	$699	$—	$16,976
Fiber and advanced connectivity[1]	—	1,732	1,796	—	—	3,528
Non-fiber consumer broadband	—	—	945	—	—	945
Legacy and other transitional	—	2,839	323	—	62	3,224
Other	—	—	283	—	50	333
Total Service	16,277	4,571	3,347	699	112	25,006
Equipment	4,203	184	—	404	—	4,791
Total	$20,480	$4,755	$3,347	$1,103	$112	$29,797
[1]Advanced connectivity services reported in Business Wireline.

For the six months ended June 30, 2025
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$33,504	$—	$—	$1,277	$—	$34,781
Fiber and advanced connectivity[1]	—	3,573	4,202	—	—	7,775
Non-fiber consumer broadband	—	—	1,810	—	—	1,810
Legacy and other transitional	—	4,824	551	—	91	5,466
Other	—	—	500	—	98	598
Total Service	33,504	8,397	7,063	1,277	189	50,430
Equipment	9,911	384	—	748	—	11,043
Total	$43,415	$8,781	$7,063	$2,025	$189	$61,473
[1]Advanced connectivity services reported in Business Wireline.

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$32,271	$—	$—	$1,389	$—	$33,660
Fiber and advanced connectivity[1]	—	3,435	3,532	—	—	6,967
Non-fiber consumer broadband	—	—	1,931	—	—	1,931
Legacy and other transitional	—	5,836	665	—	124	6,625
Other	—	—	569	—	96	665
Total Service	32,271	9,271	6,697	1,389	220	49,848
Equipment	8,803	397	—	777	—	9,977
Total	$41,074	$9,668	$6,697	$2,166	$220	$59,825
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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2025	2024
Deferred Acquisition Costs
Prepaid and other current assets	$3,310	$3,239
Other Assets	4,413	4,177
Total deferred customer contract acquisition costs	$7,723	$7,416
Deferred Fulfillment Costs
Prepaid and other current assets	$1,975	$2,101
Other Assets	3,065	3,289
Total deferred customer contract fulfillment costs	$5,040	$5,390

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2025	2024
Deferred acquisition cost amortization	$1,854	$1,808
Deferred fulfillment cost amortization	1,171	1,294
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
JUNE 30, 2025

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2025	2024
Contract asset	$7,198	$6,855
Current portion in “Prepaid and other current assets”	4,009	3,845
Contract liability	4,291	4,272
Current portion in “Advanced billings and customer deposits”	3,872	3,981

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $3,515.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,008, of which we expect to recognize approximately 74% by the end of 2026, with the balance recognized thereafter.
NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2025. We intend to voluntarily contribute approximately $1,500 to our pension plan by the end of 2026, with more than half of that in 2025.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required.

AT&T INC.
JUNE 30, 2025

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Pension cost:
Service cost – benefits earned during the period	$107	$121	$214	$243
Interest cost on projected benefit obligation	401	397	801	793
Expected return on assets	(509)	(552)	(1,016)	(1,105)
Amortization of prior service credit	(12)	(22)	(24)	(44)
Net pension (credit) cost	$(13)	$(56)	$(25)	$(113)

Postretirement cost:
Service cost – benefits earned during the period	$5	$6	$9	$11
Interest cost on accumulated postretirement benefit obligation	79	78	159	155
Expected return on assets	(8)	(16)	(18)	(30)
Amortization of prior service credit	(460)	(482)	(919)	(964)
Net postretirement (credit) cost	$(384)	$(414)	$(769)	$(828)
Combined net pension and postretirement (credit) cost	$(397)	$(470)	$(794)	$(941)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $16 and $16 in the second quarter and $32 and $33 for the first six months of 2025 and 2024, respectively.
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

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$130,929	$124,807	$122,116	$114,167
Investment securities[2]	1,598	1,598	1,603	1,603
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2025 and December 31, 2024. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$514	$—	$—	$514
International equities	9	—	—	9
Fixed income equities	184	—	—	184
Available-for-Sale Debt Securities	—	671	—	671
Asset Derivatives
Cross-currency swaps	—	1,203	—	1,203
Liability Derivatives
Cross-currency swaps	—	(2,093)	—	(2,093)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$484	$—	$—	$484
International equities	8	—	—	8
Fixed income equities	178	—	—	178
Available-for-Sale Debt Securities	—	689	—	689
Asset Derivatives
Cross-currency swaps	—	87	—	87
Liability Derivatives
Cross-currency swaps	—	(4,163)	—	(4,163)

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
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investments in debt securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Total gains (losses) recognized on equity securities	$48	$29	$21	$126
Gains (losses) recognized on equity securities sold	—	(5)	—	(8)
Unrealized gains (losses) recognized on equity securities held at end of period	$48	$34	$21	$134

At June 30, 2025, available-for-sale debt securities totaling $671 have maturities as follows - less than one year: $71; one to three years: $107; three to five years: $113; five or more years: $380.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2025 and 2024, no ineffectiveness was measured on fair value hedges.

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

AT&T INC.
JUNE 30, 2025

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2025, we had posted collateral of $355 (a deposit asset) and held collateral of $404 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in June, we would have been required to post additional collateral of $50. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $1,312. At December 31, 2024, we had posted collateral of $188 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2025	2024
Cross-currency swaps	$36,499	$34,884
Total	$36,499	$34,884
Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2025	2024	2025	2024
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(1)	$(1)	$(2)	$(1)
Gain (loss) on long-term debt	1	1	2	1
Cross-currency swaps:
Gain (loss) on cross-currency swaps	2,735	(178)	3,859	(424)
Gain (loss) on long-term debt	(2,735)	178	(3,859)	424
Gain (loss) recognized in accumulated OCI	128	(325)	(703)	(70)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2025	2024	2025	2024
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$—	$—	$4	$5
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(14)	(14)	(29)	(29)
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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net cash received (paid) from equipment installment receivables program[1]	$(135)	$(674)	$724	$(553)
Net cash received (paid) from revolving receivables program	(42)	(29)	91	247
Total net cash impact to cash flows from operating activities[2]	$(177)	$(703)	$815	$(306)
[1]Cash from initial sales of $2,779 and $2,532 for the three months and $6,577 and $5,406 for the six months ended June 30, 2025 and 2024, respectively.
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
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	June 30, 2025		December 31, 2024
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,227	$234	$3,504	$553
Balance sheet classification
Accounts receivable
Notes receivable	1,771	—	1,817	—
Trade receivables	299	234	237	553
Other Assets
Noncurrent notes and trade receivables	1,157	—	1,450	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,566	$2,940	$11,909	$2,770
Cash proceeds received, net of remittances[1]	9,054	2,940	8,243	2,770
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross receivables sold[1]	$2,807	$2,557	$6,642	$5,461
Net receivables sold[2]	2,687	2,438	6,375	5,195
Cash proceeds received	2,779	2,532	6,577	5,406
Guarantee obligation recorded	219	217	499	483
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
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Fair value of repurchased receivables	$1,011	$724	$2,948	$1,442
Carrying value of beneficial interests	1,011	743	2,944	1,464
Gain (loss) on repurchases[1]	$—	$(19)	$4	$(22)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At June 30, 2025 and December 31, 2024, our beneficial interests were $1,990 and $3,185, respectively, of which $1,214 and $1,906 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2025 and December 31, 2024 was $263 and $301, respectively, of which $140 and $150 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2025, we expanded our revolving agreement to transfer up to $2,940 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $234 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

The following table sets forth a summary of the revolving receivables sold:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross receivables sold/cash proceeds received[1]	$7,673	$4,672	$15,016	$8,846
Total collections under revolving agreement	7,673	4,672	14,846	8,546
Net cash proceeds received	$—	$—	$170	$300

Net receivables sold[2]	$7,463	$4,549	$14,605	$8,612
[1]Includes initial sales of receivables of $0 and $0 for the three months and $170 and $300 for the six months ended June 30, 2025 and 2024, respectively.
[2]Receivables net of allowance and other reserves.
NOTE 9. TRANSACTIONS WITH DIRECTV

We account for our investment in DIRECTV under the equity method and record our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. On September 29, 2024, we agreed to sell our interest in DIRECTV to TPG Capital (TPG) for approximately $7,600 in cash payments.

Beginning in third-quarter 2024, our investment in DIRECTV was reduced to zero on our consolidated balance sheet, resulting from aggregate cash receipts exceeding our initial investment balance plus our cumulative equity in DIRECTV earnings. As we are not committed, implicitly or explicitly, to provide financial or other support to DIRECTV, we record cash distributions

AT&T INC.
JUNE 30, 2025

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

The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
DIRECTV’s earnings included in Equity in net income of affiliates	$503	$350	$1,926	$674

Distributions classified as operating activities	$503	$350	$1,926	$674
Distributions classified as investing activities	—	392	—	586
Cash distributions received from DIRECTV	$503	$742	$1,926	$1,260

For the three and six months ended June 30, 2025, we billed DIRECTV approximately $116 and $240 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

At June 30, 2025, we had accounts receivable from DIRECTV of $205 and accounts payable to DIRECTV of $50.

On July 2, 2025, we completed the sale of our interest in DIRECTV to TPG. Upon close, we will record a current note receivable of approximately $3,600, which we expect to receive the majority of by the end of 2025, and a long-term receivable of $500. We expect to record a significant gain on the sale, whose amount will be dependent on transition service agreements, indemnifications and other tax items.

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

Suppliers had elected to sell to the third-party financial institutions $3,461 and $2,498 of our outstanding payment obligations as of June 30, 2025 and December 31, 2024, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our consolidated statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $4,235 of direct supplier financing outstanding as of June 30, 2025 and $6,272 as of December 31, 2024, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
We enter into multi-year software licensing arrangements, which, consistent with industry standards, are paid over the license terms of two to five years. Additionally, in connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more. We refer to these arrangements as vendor financing, with the

AT&T INC.
JUNE 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

balances and activities including equipment and software arrangements. Vendor financing payments are reported as financing activities in our statements of cash flows when paid. For the six months ended June 30, 2025 and 2024, we recorded vendor financing commitments of $831 and $523, respectively. We had $1,916 of vendor financing payables at June 30, 2025, with $1,193 included in “Accounts payable and accrued liabilities” and $1,448 of vendor financing payables at December 31, 2024, with $749 included in “Accounts payable and accrued liabilities.”
NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$10,499	$3,093	$3,298	$6,722
Restricted cash in Prepaid and other current assets	1	1	1	2
Restricted cash in Other Assets	76	109	107	109
Cash and Cash Equivalents and Restricted Cash	$10,576	$3,203	$3,406	$6,833

The following table summarizes cash paid during the periods for interest and income taxes:

	Six months ended
	June 30,
Cash paid (received) during the period for:	2025	2024
Interest	$3,316	$3,644
Income taxes, net of refunds	880	299

The following table summarizes capital expenditures:
	Six months ended
	June 30,
	2025	2024
Purchase of property and equipment	$9,097	$8,042
Interest during construction - capital expenditures[1]	77	76
Total Capital Expenditures	$9,174	$8,118

The following table summarizes acquisitions, net of cash acquired:
	Six months ended
	June 30,
	2025	2024
Business acquisitions	$—	$—
Spectrum acquisitions	14	147
Interest during construction - spectrum[1]	34	123
Total Acquisitions	$48	$270
[1]Total capitalized interest was $111 and $199 for the six months ended June 30, 2025 and 2024, respectively.

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

AT&T INC.
JUNE 30, 2025

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

Pending Acquisition
On May 21, 2025, we agreed to acquire substantially all of Lumen’s mass markets fiber business for $5,750 cash, subject to purchase price adjustments. At the time of signing, the pending acquisition covered approximately 1 million fiber customers, and also included fiber network assets that reach more than 4 million fiber locations. The transaction is expected to close in the first half of 2026, pending regulatory approval and other customary closing conditions.

AT&T INC.
JUNE 30, 2025

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating Revenues
Communications	$29,699	$28,582	3.9%	$59,259	$57,439	3.2%
Latin America	1,054	1,103	(4.4)	2,025	2,166	(6.5)
Corporate	94	112	(16.1)	189	220	(14.1)
AT&T Operating Revenues	$30,847	$29,797	3.5%	$61,473	$59,825	2.8%

Operating Income (Loss)
Communications	$7,065	$7,005	0.9%	$14,056	$13,750	2.2%
Latin America	46	6	—	89	9	—
Segment Operating Income	7,111	7,011	1.4	14,145	13,759	2.8
Corporate	(622)	(731)	14.9	(1,304)	(1,465)	11.0
Certain significant items	12	(520)	—	(586)	(687)	14.7
AT&T Operating Income	$6,501	$5,760	12.9%	$12,255	$11,607	5.6%

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
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating Revenues
Service	$25,292	$25,006	1.1%	$50,430	$49,848	1.2%
Equipment	5,555	4,791	15.9	11,043	9,977	10.7
Total Operating Revenues	30,847	29,797	3.5	61,473	59,825	2.8

Operating Expenses
Operations and support	19,095	18,965	0.7	38,777	38,099	1.8
Depreciation and amortization	5,251	5,072	3.5	10,441	10,119	3.2
Total Operating Expenses	24,346	24,037	1.3	49,218	48,218	2.1
Operating Income	6,501	5,760	12.9	12,255	11,607	5.6
Interest expense	1,655	1,699	(2.6)	3,313	3,423	(3.2)
Equity in net income of affiliates	485	348	39.4	1,925	643	—
Other income (expense) — net	767	682	12.5	1,222	1,133	7.9
Income Before Income Taxes	6,098	5,091	19.8	12,089	9,960	21.4
Net Income	4,861	3,949	23.1	9,553	7,700	24.1
Net Income Attributable to AT&T	4,500	3,597	25.1	8,851	7,042	25.7
Net Income Attributable to Common Stock	$4,464	$3,546	25.9%	$8,859	$6,941	27.6%

Operating revenues increased in the second quarter and for the first six months of 2025, reflecting higher Mobility and Consumer Wireline revenues, partially offset by declines in Business Wireline and Mexico, which included unfavorable foreign exchange impacts.

Operations and support expenses increased in the second quarter and for the first six months of 2025, primarily due to higher Mobility equipment costs resulting from increased wireless equipment sales volumes and higher network-related costs. These increases were partially offset by expense declines from our continued transformation efforts and higher restructuring charges in the prior year. Also contributing to decreases for the first six months was the absence of expenses from our cybersecurity business that was contributed to a new cybersecurity joint venture, LevelBlue, in the second quarter of 2024.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades, partially offset by lower depreciation impacts from our Open RAN network modernization efforts.

Operating income increased in the second quarter and for the first six months of 2025. Our operating income margin in the second quarter increased from 19.3% in 2024 to 21.1% in 2025 and for the first six months increased from 19.4% in 2024 to 19.9% in 2025.

Interest expense decreased in the second quarter and for the first six months of 2025, primarily due to lower debt balances, partially offset by lower capitalized interest associated with spectrum acquisitions.

Equity in net income of affiliates increased in the second quarter and for the first six months of 2025. The increases reflect cash distributions received by AT&T in excess of the carrying amount of our investment in DIRECTV (see Note 9). We sold our interest in DIRECTV to TPG Capital on July 2, 2025.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Other income (expense) – net increased in the second quarter and for the first six months of 2025. The increases were primarily due to a second-quarter 2025 gain on prior disposition, and for the first six months, first-quarter 2024 noncash impairment charges for a held-for-sale business and our SKY Mexico equity investment. Partially offsetting the increases were lower pension and postretirement benefit credits and lower returns on other benefit-related investments for the six-month period.

Other income (expense) - net in the third quarter of 2025, will include a gain recognized on our sale of DIRECTV, which we expect to be in the range of $5,500, dependent on transition service agreements, indemnifications and other tax items (see Note 9).

Income tax expense increased in the second quarter and for the first six months of 2025, primarily due to higher income before income tax.

Our effective tax rate was 20.3% in the second quarter and 21.0% for the first six months of 2025, versus 22.4% and 22.7% in the comparable periods in the prior year, reflecting larger discrete state tax benefits in 2025.

Segment Results Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We evaluate segment performance based on operating income as well as EBITDA and/or EBITDA margin. See “Discussion and Reconciliation of Non-GAAP Measures” for a reconciliation of EBITDA and EBITDA margin to the most comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP).

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Segment Operating Revenues
Mobility	$21,845	$20,480	6.7%	$43,415	$41,074	5.7%
Business Wireline	4,313	4,755	(9.3)	8,781	9,668	(9.2)
Consumer Wireline	3,541	3,347	5.8	7,063	6,697	5.5
Total Segment Operating Revenues	$29,699	$28,582	3.9%	$59,259	$57,439	3.2%

Segment Operating Income (Loss)
Mobility	$6,931	$6,719	3.2%	$13,671	$13,187	3.7%
Business Wireline	(201)	102	—	(299)	166	—
Consumer Wireline	335	184	82.1	684	397	72.3
Total Segment Operating Income	$7,065	$7,005	0.9%	$14,056	$13,750	2.2%

Operating revenues increased in the second quarter and for the first six months of 2025, primarily driven by increases in our Mobility and Consumer Wireline business units, partially offset by declines in our Business Wireline business unit, which reflects lower demand for legacy services. Also offsetting revenue increases for the first six months was the absence of revenues from our cybersecurity business that was contributed to a new cybersecurity joint venture, LevelBlue, in the second quarter of 2024.

Operating income increased in the second quarter and for the first six months of 2025. Our Communications segment operating income margin in the second quarter decreased from 24.5% in 2024 to 23.8% in 2025 and for the first six months decreased from 23.9% in 2024 to 23.7% in 2025. Our Communications EBITDA margin in the second quarter decreased from 41.2% in 2024 to 40.7% in 2025 and for the first six months increased from 40.5% in 2024 to 40.6% in 2025.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating revenues
Service	$16,853	$16,277	3.5%	$33,504	$32,271	3.8%
Equipment	4,992	4,203	18.8	9,911	8,803	12.6
Total Operating Revenues	21,845	20,480	6.7	43,415	41,074	5.7

Operating expenses
Operations and support	12,358	11,285	9.5	24,662	22,924	7.6
Depreciation and amortization	2,556	2,476	3.2	5,082	4,963	2.4
Total Operating Expenses	14,914	13,761	8.4	29,744	27,887	6.7
Operating Income	$6,931	$6,719	3.2%	$13,671	$13,187	3.7%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	June 30,		Percent
(in 000s)	2025	2024	Change
Postpaid	89,928	87,999	2.2%
Postpaid phone	73,408	71,930	2.1
Prepaid	18,768	19,271	(2.6)
Reseller	9,549	8,204	16.4
Total Mobility Subscribers[1]	118,245	115,474	2.4%
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	Second Quarter				Six-Month Period
			Percent				Percent
(in 000s)	2025	2024	Change		2025	2024	Change
Postpaid Phone Net Additions	401	419	(4.3)%		725	768	(5.6)%
Total Phone Net Additions	367	454	(19.2)		671	804	(16.5)

Postpaid[2]	479	593	(19.2)		769	982	(21.7)
Prepaid	(152)	82	—		(186)	83	—
Reseller	(38)	322	—		(174)	673	—
Mobility Net Subscriber Additions[1]	289	997	(71.0)%		409	1,738	(76.5)%

Postpaid Churn[3]	1.02%	0.85%	17	BP	1.01%	0.87%	14	BP
Postpaid Phone-Only Churn[3]	0.87%	0.70%	17	BP	0.85%	0.71%	14	BP
[1]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
2In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 63 and 64 for the quarters ended June 30, 2025 and 2024 and 59 and 52 for the first six months ended June 30, 2025 and 2024. Wearables and other net adds (losses) were 15 and 110 for the quarters ended June 30, 2025 and 2024 and (15) and 162 for the first six months ended June 30, 2025 and 2024.

[3]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the second quarter and for the first six months of 2025, largely due to postpaid phone average revenue per subscriber (ARPU) growth and subscriber gains.

ARPU
ARPU increased in the second quarter and for the first six months of 2025, reflecting pricing actions and customers migrating to higher priced plans.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher in the second quarter and for the first six months of 2025, driven by a normalization of customers reaching the end of their equipment promotional plans and increased competition.

Equipment revenue increased in the second quarter and for the first six months of 2025, primarily driven by higher wireless device sales volumes.

Operations and support expenses increased in the second quarter and for the first six months of 2025, primarily due to higher equipment costs driven by higher wireless sales volumes. The increase also reflected higher advertising due to the launch of a new campaign in the first quarter, promotion costs and network costs.

Depreciation expense increased in the second quarter and for the first six months of 2025, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by lower depreciation impacts from our network modernization efforts.

Operating income increased in the second quarter and for the first six months of 2025. Our Mobility operating income margin in the second quarter decreased from 32.8% in 2024 to 31.7% in 2025 and for the first six months decreased from 32.1% in 2024 to 31.5% in 2025. Our Mobility EBITDA margin in the second quarter decreased from 44.9% in 2024 to 43.4% in 2025 and for the first six months decreased from 44.2% in 2024 to 43.2% in 2025, driven by the increase in low margin equipment revenues.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating revenues
Legacy and other transitional services	$2,349	$2,839	(17.3)%	$4,824	$5,836	(17.3)%
Fiber and advanced connectivity services	1,793	1,732	3.5	3,573	3,435	4.0
Equipment	171	184	(7.1)	384	397	(3.3)
Total Operating Revenues	4,313	4,755	(9.3)	8,781	9,668	(9.2)

Operating expenses
Operations and support	2,993	3,267	(8.4)	6,061	6,754	(10.3)
Depreciation and amortization	1,521	1,386	9.7	3,019	2,748	9.9
Total Operating Expenses	4,514	4,653	(3.0)	9,080	9,502	(4.4)
Operating Income (Loss)	$(201)	$102	—%	$(299)	$166	—%

Legacy and other transitional services revenues decreased in the second quarter and for the first six months of 2025, driven by lower demand for legacy and VPN services, which we expect to continue. Revenue declines for the first six months also reflect the absence of revenues from our cybersecurity business that was contributed to LevelBlue in the second quarter of 2024. These revenue declines were partially offset by targeted pricing actions in the first quarter of 2025.

Fiber and advanced connectivity services revenues increased in the second quarter and for the first six months of 2025, driven by higher fiber and fixed wireless revenues.

Equipment revenues decreased in the second quarter and for the first six months of 2025.

Operations and support expenses decreased in the second quarter and for the first six months of 2025, primarily driven by lower personnel and customer support costs associated with ongoing transformation initiatives and lower network-related costs. Decreases for the first six months were also driven by the contribution of our cybersecurity business. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2025 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the second quarter and for the first six months of 2025, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to continue through the remainder of 2025.

Operating income decreased in the second quarter and for the first six months of 2025. Our Business Wireline operating income margin in the second quarter decreased from 2.1% in 2024 to (4.7)% in 2025 and for the first six months decreased from 1.7% in 2024 to (3.4)% in 2025. Our Business Wireline EBITDA margin in the second quarter decreased from 31.3% in 2024 to 30.6% in 2025 and for the first six months increased from 30.1% in 2024 to 31.0% in 2025.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating revenues
Broadband	$3,028	$2,741	10.5%	$6,012	$5,463	10.0%
Legacy voice and data services	265	323	(18.0)	551	665	(17.1)
Other service and equipment	248	283	(12.4)	500	569	(12.1)
Total Operating Revenues	3,541	3,347	5.8	7,063	6,697	5.5

Operating expenses
Operations and support	2,248	2,249	—	4,472	4,505	(0.7)
Depreciation and amortization	958	914	4.8	1,907	1,795	6.2
Total Operating Expenses	3,206	3,163	1.4	6,379	6,300	1.3
Operating Income	$335	$184	82.1%	$684	$397	72.3%

The following tables highlight other key measures of performance for Consumer Wireline:

Broadband Connections
	June 30,		Percent
(in 000s)	2025	2024	Change
Broadband[1]	14,262	13,836	3.1%
Fiber Broadband Connections	9,835	8,798	11.8%
[1]Includes AIA.

Broadband Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2025	2024	Change	2025	2024	Change
Broadband Net Additions[1,2]	150	52	—%	287	107	—%
Fiber Broadband Net Additions	243	239	1.7%	504	491	2.6%
[1]Includes AIA.
[2]Excludes the impact of subscriber disconnections resulting from the termination of AIA services in areas with unfavorable regulatory requirements in the first quarter of 2025.

Broadband revenues increased in the second quarter and for the first six months of 2025, driven by increases in fiber revenues of 18.9% and 19.0%. Higher fiber revenues reflect an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU. This increase was partially offset by declines in copper-based broadband services.

Legacy voice and data services revenues decreased in the second quarter and for the first six months of 2025, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

Other service and equipment revenues decreased in the second quarter and for the first six months of 2025, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses were flat in the second quarter and decreased for the first six months of 2025, primarily driven by lower customer support and content licensing costs, largely offset by higher network-related costs and higher marketing costs.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation expense increased in the second quarter and for the first six months of 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to continue through the remainder of 2025.

Operating income increased in the second quarter and for the first six months of 2025. Our Consumer Wireline operating income margin in the second quarter increased from 5.5% in 2024 to 9.5% in 2025 and for the first six months increased from 5.9% in 2024 to 9.7% in 2025. Our Consumer Wireline EBITDA margin in the second quarter increased from 32.8% in 2024 to 36.5% in 2025 and for the first six months increased from 32.7% in 2024 to 36.7% in 2025.

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
	2025	2024	Percent Change	2025	2024	Percent Change
Segment Operating Revenues
Service	$662	$699	(5.3)%	$1,277	$1,389	(8.1)%
Equipment	392	404	(3.0)	748	777	(3.7)
Total Segment Operating Revenues	1,054	1,103	(4.4)	2,025	2,166	(6.5)

Segment Operating Expenses
Operations and support	853	925	(7.8)	1,631	1,808	(9.8)
Depreciation and amortization	155	172	(9.9)	305	349	(12.6)
Total Segment Operating Expenses	1,008	1,097	(8.1)	1,936	2,157	(10.2)
Operating Income	$46	$6	—%	$89	$9	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				June 30,		Percent
(in 000s)				2025	2024	Change
Postpaid				6,180	5,494	12.5%
Prepaid				17,440	16,809	3.8
Reseller				223	333	(33.0)
Total Mexico Wireless Subscribers				23,843	22,636	5.3%

Mexico Wireless Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2025	2024	Change	2025	2024	Change
Postpaid	183	142	28.9%	343	258	32.9%
Prepaid	64	67	(4.5)	(46)	146	—
Reseller	(12)	(32)	62.5	(30)	(84)	64.3
Total Mexico Wireless Net Additions	235	177	32.8%	267	320	(16.6)%

Service revenues decreased in the second quarter and for the first six months of 2025, reflecting unfavorable foreign exchange impacts, partially offset by growth in subscribers and ARPU.

Equipment revenues decreased in the second quarter and for the first six months of 2025, reflecting unfavorable foreign exchange impacts, partially offset by higher equipment sales.

Operations and support expenses decreased in the second quarter and for the first six months of 2025, primarily due to favorable foreign exchange impacts, partially offset by increased equipment and selling costs resulting from higher sales.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation and amortization expense decreased in the second quarter and for the first six months of 2025, primarily due to favorable foreign exchange impacts.

Operating income increased in the second quarter and for the first six months of 2025. Our Mexico operating income margin in the second quarter increased from 0.5% in 2024 to 4.4% in 2025 and for the first six months increased from 0.4% in 2024 to 4.4% in 2025. Our Mexico EBITDA margin in the second quarter increased from 16.1% in 2024 to 19.1% in 2025 and for the first six months increased from 16.5% in 2024 to 19.5% in 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted, which restores or makes permanent certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017. We do not anticipate the legislation to materially impact our income tax expense, but expect that it will have a material impact on cash taxes paid.

For further discussion of regulations impacting AT&T and its subsidiaries, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Landscape” in our Annual Report on Form 10-K for the year-ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

For six months ended June 30,	2025	2024
Cash provided by operating activities	$18,812	$16,640
Cash used in investing activities	(11,044)	(6,977)
Cash used in financing activities	(598)	(13,293)

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$10,499	$3,298
Total debt	132,311	123,532

We had $10,499 in cash and cash equivalents available at June 30, 2025, increasing $7,201 since December 31, 2024. Cash and cash equivalents included cash of $2,795 and money market funds and other cash equivalents of $7,704. Approximately $1,376 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

For the first six months of 2025, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and distributions from DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, including higher device payments from higher sales volumes. The cash generated from operating activities was primarily used to fund capital improvements, make dividend payments to stockholders, repurchase preferred and common stock, and repay long-term debt. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities
During the first six months of 2025, cash provided by operating activities was $18,812, compared to $16,640 for the first six months of 2024, with increases resulting from higher cash flows related to DIRECTV, including a first-quarter 2025 dividend of $1,138, and operational growth.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $2,146 and $2,120 for the six months ended June 30, 2025 and 2024, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Used in Investing Activities
For the first six months of 2025, cash used in investing activities totaled $11,044 and consisted primarily of $9,174 (including interest during construction) for capital expenditures. During the first six months of 2025, investing activities also included $38 of FirstNet sustainability payments net of reinvestment, and $620 for our investment in a new strategic partner related to wireline network transformation accounted for under the equity method of accounting.

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. For the first six months of 2025, vendor financing payments were $423, compared to $1,391 for the first six months of 2024. Capital expenditures for the first six months of 2025 were $9,174, and when including $423 cash paid for vendor financing, capital investment was $9,597 ($88 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months of 2025, we placed $831 of productive assets in service under vendor financing arrangements (compared to $523 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

On July 2, 2025, we completed the sale of our interest in DIRECTV to TPG. Upon close, we will record a current note receivable of approximately $3,600, which we expect to receive the majority of by the end of 2025, and a long-term note receivable of $500.

Cash Provided by or Used in Financing Activities
For the first six months of 2025, cash used in financing activities totaled $598 and was primarily comprised of dividend payments, preferred and common stock repurchases, debt repayments and vendor financing payments, offset by issuances of long-term debt and preferred interests.

A tabular summary of our debt activities for the six months ended June 30, 2025 is as follows:

	First Quarter	Second Quarter	Six months ended June 30, 2025
Issuance of Notes and Debentures:
EUR notes	$2,956	$—	$2,956
USD notes	—	3,473	3,473
Debt Issuances	$2,956	$3,473	$6,429

Repayments
EUR notes	$1,321	$32	$1,353
Other	205	62	267
Repayments of long-term debt	$1,526	$94	$1,620

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of June 30, 2025 and as of December 31, 2024. We had $130,929 of total notes and debentures outstanding at June 30, 2025. This also included Euro, British pound sterling, Canadian dollar, Swiss franc and Australian dollar denominated debt that totaled approximately $36,181.

AT&T INC.
JUNE 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

At June 30, 2025, we had $9,254 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on June 30, 2025.

For the first six months of 2025, we paid $423 of cash under our vendor financing program, compared to $1,391 in the prior-year comparable period. Total vendor financing payables included in our June 30, 2025 consolidated balance sheet were $1,916, with $1,193 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

During the first six months of 2025, we repurchased approximately 34 million shares totaling $958 under our $10,000 common stock repurchase authorization approved by the Board of Directors in December 2024, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. At June 30, 2025, we had approximately $9,042 remaining under this repurchase authorization.

We paid dividends on common and preferred shares of $4,135 during the first six months of 2025, compared with $4,133 for the first six months of 2024.

Dividends on common stock declared by our Board of Directors totaled $0.5550 per share in the first six months of 2025 and 2024. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Financing activities in the first six months of 2025 also included the issuance of $2,250 of nonconvertible cumulative preferred interests in Telco LLC, with the funds used to redeem all outstanding Series B preferred stock for $2,075 (see Note 11). We also received approximately $850 in upfront cash proceeds from a structured sale-leaseback of real estate.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2029 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of June 30, 2025.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of June 30, 2025, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $36,499 derivative portfolio, counterparties are still required to post collateral. During the first six months of 2025, we received $237 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2025, our debt ratio was 51.7%, compared to 51.8% at June 30, 2024 and 50.7% at December 31, 2024. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

AT&T INC.
JUNE 30, 2025

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Communications Segment
Operating income	$7,065	$7,005	0.9%	$14,056	$13,750	2.2%
Add: Depreciation and amortization	5,035	4,776	5.4	10,008	9,506	5.3
EBITDA	$12,100	$11,781	2.7%	$24,064	$23,256	3.5%

Operating income margin	23.8%	24.5%		23.7%	23.9%
EBITDA margin	40.7%	41.2%		40.6%	40.5%

Mobility
Operating income	$6,931	$6,719	3.2%	$13,671	$13,187	3.7%
Add: Depreciation and amortization	2,556	2,476	3.2	5,082	4,963	2.4
EBITDA	$9,487	$9,195	3.2%	$18,753	$18,150	3.3%

Operating income margin	31.7%	32.8%		31.5%	32.1%
EBITDA margin	43.4%	44.9%		43.2%	44.2%

Business Wireline
Operating income (loss)	$(201)	$102	—%	$(299)	$166	—%
Add: Depreciation and amortization	1,521	1,386	9.7	3,019	2,748	9.9
EBITDA	$1,320	$1,488	(11.3)%	$2,720	$2,914	(6.7)%

Operating income margin	(4.7)%	2.1%		(3.4)%	1.7%
EBITDA margin	30.6%	31.3%		31.0%	30.1%

Consumer Wireline
Operating income	$335	$184	82.1%	$684	$397	72.3%
Add: Depreciation and amortization	958	914	4.8	1,907	1,795	6.2
EBITDA	$1,293	$1,098	17.8%	$2,591	$2,192	18.2%

Operating income margin	9.5%	5.5%		9.7%	5.9%
EBITDA margin	36.5%	32.8%		36.7%	32.7%

Latin America Segment
Operating income	$46	$6	—%	$89	$9	—%
Add: Depreciation and amortization	155	172	(9.9)	305	349	(12.6)
EBITDA	$201	$178	12.9%	$394	$358	10.1%

Operating income margin	4.4%	0.5%		4.4%	0.4%
EBITDA margin	19.1%	16.1%		19.5%	16.5%

AT&T INC.
JUNE 30, 2025
Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2025, we had no interest rate swaps.

We have fixed-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $36,499 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as fair value hedges with a net fair value of $(890) at June 30, 2025.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2025.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
JUNE 30, 2025

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
JUNE 30, 2025
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

We have been and will be undertaking certain transformation initiatives, which are designed to reduce costs, enable legacy rationalization, streamline and modernize distribution and customer service, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus, which include improving broadband connectivity (for example, fiber and 5G). We also expect these initiatives to drive efficiencies and improved margins. If we do not successfully manage and timely execute these initiatives and investments, which may include acquisitions, joint ventures and other strategic transactions, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected. In addition, any such transaction entails certain risks and could present financial, managerial and operational challenges. Further, we are using and intend to further use artificial intelligence (AI)-driven efficiencies in our network design and operations, software development, sales, marketing, customer support services and general and administrative costs. The models used in those products, particularly generative AI models, may produce output or take action that is incorrect, release private or confidential information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or be otherwise harmful. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2025 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2025 - April 30, 2025	16,756	$28.44	—	$10,000
May 1, 2025 - May 31, 2025	6,491,464	$27.43	6,400,000	$9,824
June 1, 2025 - June 30, 2025	27,977,713	$27.96	27,974,887	$9,042
Total	34,485,933	$27.86	34,374,887
1In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock. The authorization has no expiration date.
2Of the shares repurchased, 111,046 were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
JUNE 30, 2025
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
2.1
Purchase Agreement, dated as of May 21, 2025, by and among Lumen Technologies, Inc., the Sellers named therein, Forged Fiber 37, LLC, and, solely for purposes of Section 11.16 thereof, AT&T DW Holdings, Inc. (Exhibit 2.1 to Form 8-K filed May 21, 2025)†

10.1	AT&T Inc. Health Plan effective January 1, 2026
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, (formatted as Inline XBRL and contained in Exhibit 101).

† Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

July 24, 2025	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer