Form 10-Q
period 2025-09-30
AT&T INC.
filed 2025-10-31
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-08610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
NYSE Texas
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due November 18, 2025	T 25B	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 16, 2027	T 27C	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due June 1, 2030	T 30C	New York Stock Exchange
AT&T Inc. 3.950% Global Notes due April 30, 2031	T 31F	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 3.600% Global Notes due June 1, 2033	T 33A	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 4.300% Global Notes due November 18, 2034	T 34C	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 4.050% Global Notes due June 1, 2037	T 37B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange

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
Yes ☐ No ☒

At October 21, 2025, there were 7,089,449,495 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Revenues
Service	$25,336	$25,134	$75,766	$74,982
Equipment	5,373	5,079	16,416	15,056
Total operating revenues	30,709	30,213	92,182	90,038

Operating Expenses
Cost of revenues
Equipment	5,468	4,933	16,900	14,891
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,351	6,697	19,102	20,135
Selling, general and administrative	7,454	6,958	21,544	21,022
Asset impairments and abandonments and restructuring	—	4,422	504	5,061
Depreciation and amortization	5,317	5,087	15,758	15,206
Total operating expenses	24,590	28,097	73,808	76,315
Operating Income	6,119	2,116	18,374	13,723
Other Income (Expense)
Interest expense	(1,700)	(1,675)	(5,013)	(5,098)
Equity in net income (loss) of affiliates	(20)	272	1,905	915
Other income (expense) — net	6,254	717	7,476	1,850
Total other income (expense)	4,534	(686)	4,368	(2,333)
Income Before Income Taxes	10,653	1,430	22,742	11,390
Income tax expense	976	1,285	3,512	3,545
Net Income	9,677	145	19,230	7,845
Net Income Attributable to Noncontrolling Interest	(363)	(319)	(1,065)	(977)
Net Income (Loss) Attributable to AT&T	$9,314	$(174)	$18,165	$6,868
Preferred Stock Dividends and Redemption Gain	(36)	(52)	(28)	(153)
Net Income (Loss) Attributable to Common Stock	$9,278	$(226)	$18,137	$6,715
Basic Earnings (Loss) Per Share Attributable to Common Stock	$1.29	$(0.03)	$2.51	$0.93
Diluted Earnings (Loss) Per Share Attributable to Common Stock	$1.29	$(0.03)	$2.51	$0.93
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,156	7,202	7,193	7,197
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,169	7,208	7,203	7,200
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$9,677	$145	$19,230	$7,845
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $25, $(107), $96 and $(168)	78	(137)	287	(329)
Reclassification adjustment included in net income, net of taxes of $0, $0, $0 and $(14)	—	—	—	127
Securities:
Net unrealized gains (losses), net of taxes of $2, $6, $6 and $5	8	30	20	13
Reclassification adjustment included in net income, net of taxes of $0, $0, $1 and $3	—	—	4	10
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(62), $(102), $(233) and $(118)	(194)	(315)	(722)	(364)
Reclassification adjustment included in net income, net of taxes of $4, $4, $11 and $11	11	11	33	33
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(114), $(123), $(343) and $(369)	(356)	(381)	(1,070)	(1,142)
Reclassification adjustment realized in net income, net of taxes of $(4), $0, $(4) and $0	5	—	5	—
Other comprehensive income (loss)	(448)	(792)	(1,443)	(1,652)
Total comprehensive income (loss)	9,229	(647)	17,787	6,193
Less: Total comprehensive income attributable to noncontrolling interest	(363)	(319)	(1,065)	(977)
Total Comprehensive Income (Loss) Attributable to AT&T	$8,866	$(966)	$16,722	$5,216
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$20,272	$3,298
Accounts receivable – net of related allowances for credit loss of $395 and $375	8,936	9,638
Inventories	2,886	2,270
Prepaid and other current assets	22,485	15,962
Total current assets	54,579	31,168
Property, plant and equipment	359,091	350,914
Less: accumulated depreciation and amortization	(229,169)	(222,043)
Property, Plant and Equipment – Net	129,922	128,871
Goodwill – Net	63,425	63,432
Licenses – Net	127,771	127,035
Other Intangible Assets – Net	5,254	5,255
Investments in and Advances to Equity Affiliates	1,056	295
Operating Lease Right-Of-Use Assets	22,654	20,909
Other Assets	18,552	17,830
Total Assets	$423,213	$394,795
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$11,378	$5,089
Accounts payable and accrued liabilities	36,592	35,657
Advanced billings and customer deposits	3,897	4,099
Dividends payable	2,009	2,027
Total current liabilities	53,876	46,872
Long-Term Debt	128,090	118,443
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	59,304	58,939
Postemployment benefit obligation	8,728	9,025
Operating lease liabilities	19,025	17,391
Other noncurrent liabilities	25,451	23,900
Total deferred credits and other noncurrent liabilities	112,508	109,255
Redeemable Noncontrolling Interest	1,984	1,980
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at September 30, 2025 and December 31, 2024):
Series A (48,000 issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Series B (20,000 issued and 0 outstanding at September 30, 2025 and 20,000 issued and outstanding at December 31, 2024)	—	—
Series C (70,000 issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2025 and December 31, 2024: issued 7,620,748,598 at September 30, 2025 and December 31, 2024)	7,621	7,621
Additional paid-in capital	106,461	109,108
Retained earnings	13,974	1,871
Treasury stock (511,590,791 at September 30, 2025 and 444,853,148 at December 31, 2024, at cost)	(16,700)	(15,023)
Accumulated other comprehensive income (loss)	(648)	795
Noncontrolling interest	16,047	13,873
Total stockholders’ equity	126,755	118,245
Total Liabilities and Stockholders’ Equity	$423,213	$394,795
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2025	2024
Operating Activities
Net Income	$19,230	$7,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,758	15,206
Provision for uncollectible accounts	1,592	1,431
Asset impairments and abandonments and restructuring	504	5,061
Pension and postretirement benefit expense (credit)	(1,191)	(1,412)
Net (gain) loss on investments	(5,722)	88
Changes in operating assets and liabilities:
Receivables	(613)	574
Equipment installment receivables and related sales	806	(899)
Contract asset and cost deferral	(482)	583
Inventories, prepaid and other current assets	(1,952)	(658)
Accounts payable and other accrued liabilities	(2,029)	(4,431)
Changes in income taxes	2,609	2,662
Postretirement claims and contributions	(593)	(129)
Other - net	1,047	954
Total adjustments	9,734	19,030
Net Cash Provided by Operating Activities	28,964	26,875
Investing Activities
Capital expenditures	(14,061)	(13,420)
Acquisitions, net of cash acquired	(47)	(322)
Dispositions	439	66
Distributions from DIRECTV in excess of cumulative equity in earnings	—	928
(Purchases), sales and settlements of securities - net	25	1,153
Other - net	(789)	(532)
Net Cash Used in Investing Activities	(14,433)	(12,127)
Financing Activities
Issuance of other short-term borrowings	—	491
Repayment of other short-term borrowings	—	(2,487)
Issuance of long-term debt	14,027	4
Repayment of long-term debt	(1,849)	(7,113)
Payment of vendor financing	(823)	(1,571)
Redemption of preferred stock	(2,075)	—
Purchase of treasury stock	(2,669)	(202)
Issuance of treasury stock	19	2
Issuance of preferred interests in subsidiary	2,221	—
Dividends paid	(6,168)	(6,171)
Other - net	(292)	(1,808)
Net Cash Provided by (Used in) Financing Activities	2,391	(18,855)
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,922	$(4,107)
Cash and cash equivalents and restricted cash beginning of year	3,406	6,833
Cash and Cash Equivalents and Restricted Cash End of Period	$20,328	$2,726
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$106,381		$111,515		$109,108		$114,519
Redemption of preferred stock		—		—		(2,165)		—
Preferred stock dividends		—		(36)		—		(134)
Common stock dividends ($0.2775, $0.2775, $0.8325 and $0.8325 per share)		—		(1,992)		—		(4,007)
Issuance of treasury stock		(5)		(84)		(461)		(500)
Share-based payments		85		(49)		(21)		(232)
Redemption or reclassification of interest held by noncontrolling owners		—		—		—		(292)
Balance at end of period		$106,461		$109,354		$106,461		$109,354
Retained Earnings (Deficit)
Balance at beginning of period		$6,680		$2		$1,871		$(5,015)
Net income (loss) attributable to AT&T		9,314		(174)		18,165		6,868
Preferred stock redemption gain		—		—		90		—
Preferred stock dividends		(36)		—		(157)		(36)
Common stock dividends ($0.2775, $0.2775, $0.8325 and $0.8325 per share)		(1,984)		(13)		(5,995)		(2,002)
Balance at end of period		$13,974		$(185)		$13,974		$(185)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(459)	$(15,210)	(451)	$(15,268)	(445)	$(15,023)	(471)	$(16,128)
Repurchase and acquisition of common stock	(53)	(1,504)	(2)	(43)	(96)	(2,690)	(11)	(202)
Reissuance of treasury stock	—	14	7	224	29	1,013	36	1,243
Balance at end of period	(512)	$(16,700)	(446)	$(15,087)	(512)	$(16,700)	(446)	$(15,087)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of period		$(200)		$1,440		$795		$2,300
Other comprehensive income (loss) attributable to AT&T		(448)		(792)		(1,443)		(1,652)
Balance at end of period		$(648)		$648		$(648)		$648
Noncontrolling Interest[1]
Balance at beginning of period		$16,122		$14,037		$13,873		$14,145
Net income attributable to noncontrolling interest		327		283		958		870
Issuance and acquisition by noncontrolling owners		—		—		2,221		—
Redemption of noncontrolling interest		(79)		—		(79)		(58)
Distributions		(323)		(389)		(926)		(1,026)
Balance at end of period		$16,047		$13,931		$16,047		$13,931
Total Stockholders’ Equity at beginning of period		$121,394		$119,347		$118,245		$117,442
Total Stockholders’ Equity at end of period		$126,755		$116,282		$126,755		$116,282
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2025

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

Stock Repurchase Program In December 2024, the Board of Directors authorized the repurchase of up to $10,000 of AT&T common stock. We began buying back stock under this program in the second quarter of 2025. For the nine months ended September 30, 2025, we had repurchased approximately 87 million shares totaling $2,444 under this authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022.

To implement repurchase authorizations, we use open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

Tax Legislation On July 4, 2025, the One Big Beautiful Bill Act was enacted, which restores or makes permanent certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017. As a result of the legislation, we reduced our taxable income position and, at September 30, 2025, “Prepaid and other current assets” on our consolidated balance sheet included $3,467 of current tax assets, compared to $2,236 at December 31, 2024. The legislation did not materially impact our income tax expense, but we expect it will result in a material decrease to cash taxes paid relative to our expectations.

New Accounting Standards

Internal-Use Software In September 2025, the Financial Accounting Standards Board issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). ASU 2025-06 removes references to prescriptive and sequential software development stages and requires software cost capitalization when management has authorized and committed to funding, and it is probable that the project will be completed, and the software used for its intended function. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027. We are evaluating the impacts of our adoption of ASU 2025-06 and currently do not expect that it will have a material impact on our financial statements.

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerators
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Common Stock	$9,278	$(226)	$18,137	$6,715
Dilutive impact of share-based payment	3	—	9	—
Numerator for diluted earnings per share	$9,281	$(226)	$18,146	$6,715
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,156	7,202	7,193	7,197
Dilutive impact of share-based payment (in shares)	13	6	10	3
Denominator for diluted earnings per share	7,169	7,208	7,203	7,200

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (OCI) are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(1,755)		$(46)		$(604)		$3,200		$795
Other comprehensive income (loss) before reclassifications	287		20		(722)		—		(415)
Amounts reclassified from accumulated OCI	—	1	4	1	33	2	(1,065)	3	(1,028)
Net other comprehensive income (loss)	287		24		(689)		(1,065)		(1,443)
Balance as of September 30, 2025	$(1,468)		$(22)		$(1,293)		$2,135		$(648)

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,337)		$(57)		$(1,029)		$4,723		$2,300
Other comprehensive income (loss) before reclassifications	(329)		13		(364)		—		(680)
Amounts reclassified from accumulated OCI	127	1	10	1	33	2	(1,142)	3	(972)
Net other comprehensive income (loss)	(202)		23		(331)		(1,142)		(1,652)
Balance as of September 30, 2024	$(1,539)		$(34)		$(1,360)		$3,581		$648
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

AT&T INC.
SEPTEMBER 30, 2025

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

Corporate includes:
•DTV-related retained costs, which are costs previously allocated to the Video business that were retained, net of reimbursements from DIRECTV Entertainment Holdings, LLC (DIRECTV) under transition service agreements. With the sale of our remaining interest in DIRECTV, we will no longer report these costs in 2026.
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

“Interest expense,” “Other income (expense) – net” and “Equity in net income (loss) of affiliates” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2025
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$21,713	$12,011	$2,577	$7,125
Business Wireline	4,248	3,067	1,535	(354)
Consumer Wireline	3,555	2,266	964	325
Total Communications	29,516	17,344	5,076	7,096
Latin America	1,095	896	177	22
Segment Total	30,611	18,240	5,253	7,118
Corporate and Other
Corporate:
DTV-related retained costs	—	56	50	(106)
Parent administration support	3	386	4	(387)
Securitization fees	29	150	—	(121)
Value portfolio	66	16	—	50
Total Corporate	98	608	54	(564)
Certain significant items	—	425	10	(435)
Total Corporate and Other	98	1,033	64	(999)
AT&T Inc.	$30,709	$19,273	$5,317	$6,119

For the three months ended September 30, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$21,052	$11,559	$2,490	$7,003
Business Wireline	4,606	3,250	1,399	(43)
Consumer Wireline	3,416	2,296	924	196
Total Communications	29,074	17,105	4,813	7,156
Latin America	1,022	854	158	10
Segment Total	30,096	17,959	4,971	7,166
Corporate and Other
Corporate:
DTV-related retained costs	—	107	95	(202)
Parent administration support	—	401	2	(403)
Securitization fees	31	134	—	(103)
Value portfolio	86	26	6	54
Total Corporate	117	668	103	(654)
Certain significant items	—	4,383	13	(4,396)
Total Corporate and Other	117	5,051	116	(5,050)
AT&T Inc.	$30,213	$23,010	$5,087	$2,116

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2025
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$65,128	$36,673	$7,659	$20,796
Business Wireline	13,029	9,128	4,554	(653)
Consumer Wireline	10,618	6,738	2,871	1,009
Total Communications	88,775	52,539	15,084	21,152
Latin America	3,120	2,527	482	111
Segment Total	91,895	55,066	15,566	21,263
Corporate and Other
Corporate:
DTV-related retained costs	—	169	150	(319)
Parent administration support	2	1,247	14	(1,259)
Securitization fees	87	538	—	(451)
Value portfolio	198	37	—	161
Total Corporate	287	1,991	164	(1,868)
Certain significant items	—	993	28	(1,021)
Total Corporate and Other	287	2,984	192	(2,889)
AT&T Inc.	$92,182	$58,050	$15,758	$18,374

For the nine months ended September 30, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$62,126	$34,483	$7,453	$20,190
Business Wireline	14,274	10,004	4,147	123
Consumer Wireline	10,113	6,801	2,719	593
Total Communications	86,513	51,288	14,319	20,906
Latin America	3,188	2,662	507	19
Segment Total	89,701	53,950	14,826	20,925
Corporate and Other
Corporate:
DTV-related retained costs	—	357	317	(674)
Parent administration support	—	1,236	5	(1,241)
Securitization fees	86	449	—	(363)
Value portfolio	251	77	15	159
Total Corporate	337	2,119	337	(2,119)
Certain significant items	—	5,040	43	(5,083)
Total Corporate and Other	337	7,159	380	(7,202)
AT&T Inc.	$90,038	$61,109	$15,206	$13,723

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Communications	$7,096	$7,156	$21,152	$20,906
Latin America	22	10	111	19
Segment Operating Income	7,118	7,166	21,263	20,925
Reconciling Items:
Corporate	(564)	(654)	(1,868)	(2,119)
Transaction, legal and other costs	(487)	(34)	(615)	(101)
Amortization of intangibles acquired	(10)	(13)	(28)	(43)
Asset impairments and abandonments and restructuring	—	(4,422)	(504)	(5,061)
Benefit-related gains (losses)	62	73	126	122
AT&T Operating Income	6,119	2,116	18,374	13,723
Interest expense	1,700	1,675	5,013	5,098
Equity in net income (loss) of affiliates	(20)	272	1,905	915
Other income (expense) — net	6,254	717	7,476	1,850
Income Before Income Taxes	$10,653	$1,430	$22,742	$11,390

The following tables present assets, investments in equity affiliates and capital expenditures by segment:

	September 30,		December 31,
	2025		2024
	Assets	Investments in Equity Method Investees	Assets	Investments in Equity Method Investees
Communications	$493,410	$—	$481,757	$—
Latin America	9,153	—	7,808	—
Corporate and eliminations	(79,350)	1,056	(94,770)	295
Total	$423,213	$1,056	$394,795	$295

	Nine months ended September 30,
Capital Expenditures	2025	2024
Communications	$13,231	$12,946
Latin America	188	157
Corporate and eliminations	642	317
Total	$14,061	$13,420

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended September 30, 2025
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$16,926	$—	$—	$696	$—	$17,622
Fiber and advanced connectivity[1]	—	1,853	2,198	—	—	4,051
Non-fiber consumer broadband	—	—	872	—	—	872
Legacy and other transitional	—	2,208	243	—	46	2,497
Other	—	—	242	—	52	294
Total Service	16,926	4,061	3,555	696	98	25,336
Equipment	4,787	187	—	399	—	5,373
Total	$21,713	$4,248	$3,555	$1,095	$98	$30,709
[1]Advanced connectivity services reported in Business Wireline.

For the three months ended September 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$16,539	$—	$—	$645	$—	$17,184
Fiber and advanced connectivity[1]	—	1,748	1,882	—	—	3,630
Non-fiber consumer broadband	—	—	956	—	—	956
Legacy and other transitional	—	2,669	307	—	66	3,042
Other	—	—	271	—	51	322
Total Service	16,539	4,417	3,416	645	117	25,134
Equipment	4,513	189	—	377	—	5,079
Total	$21,052	$4,606	$3,416	$1,022	$117	$30,213
[1]Advanced connectivity services reported in Business Wireline.

For the nine months ended September 30, 2025
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$50,430	$—	$—	$1,973	$—	$52,403
Fiber and advanced connectivity[1]	—	5,426	6,400	—	—	11,826
Non-fiber consumer broadband	—	—	2,682	—	—	2,682
Legacy and other transitional	—	7,032	794	—	137	7,963
Other	—	—	742	—	150	892
Total Service	50,430	12,458	10,618	1,973	287	75,766
Equipment	14,698	571	—	1,147	—	16,416
Total	$65,128	$13,029	$10,618	$3,120	$287	$92,182
[1]Advanced connectivity services reported in Business Wireline.

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless	$48,810	$—	$—	$2,034	$—	$50,844
Fiber and advanced connectivity[1]	—	5,183	5,414	—	—	10,597
Non-fiber consumer broadband	—	—	2,887	—	—	2,887
Legacy and other transitional	—	8,505	972	—	190	9,667
Other	—	—	840	—	147	987
Total Service	48,810	13,688	10,113	2,034	337	74,982
Equipment	13,316	586	—	1,154	—	15,056
Total	$62,126	$14,274	$10,113	$3,188	$337	$90,038
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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2025	2024
Deferred Acquisition Costs
Prepaid and other current assets	$3,411	$3,239
Other Assets	4,550	4,177
Total deferred customer contract acquisition costs	$7,961	$7,416
Deferred Fulfillment Costs
Prepaid and other current assets	$1,921	$2,101
Other Assets	2,968	3,289
Total deferred customer contract fulfillment costs	$4,889	$5,390

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2025	2024
Deferred acquisition cost amortization	$2,830	$2,733
Deferred fulfillment cost amortization	1,733	1,916
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
SEPTEMBER 30, 2025

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2025	2024
Contract asset	$7,293	$6,855
Current portion in “Prepaid and other current assets”	4,036	3,845
Contract liability	4,116	4,272
Current portion in “Advanced billings and customer deposits”	3,767	3,981

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $3,581.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,017, of which we expect to recognize approximately 65% by the end of 2026, with the balance recognized thereafter.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2025. We intend to voluntarily contribute approximately $1,500 to our pension plan by the end of 2026, with more than half of that in 2025, including $400 contributed during the third quarter of 2025.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required.

AT&T INC.
SEPTEMBER 30, 2025

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Pension cost:
Service cost – benefits earned during the period	$107	$122	$321	$365
Interest cost on projected benefit obligation	400	396	1,201	1,189
Expected return on assets	(507)	(553)	(1,523)	(1,658)
Amortization of prior service credit	(12)	(21)	(36)	(65)
Net pension (credit) cost	$(12)	$(56)	$(37)	$(169)

Postretirement cost:
Service cost – benefits earned during the period	$4	$5	$13	$16
Interest cost on accumulated postretirement benefit obligation	80	77	239	232
Expected return on assets	(10)	(15)	(28)	(45)
Amortization of prior service credit	(459)	(482)	(1,378)	(1,446)
Net postretirement (credit) cost	$(385)	$(415)	$(1,154)	$(1,243)
Combined net pension and postretirement (credit) cost	$(397)	$(471)	$(1,191)	$(1,412)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $16 and $17 in the third quarter and $48 and $50 for the first nine months of 2025 and 2024, respectively.

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
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$138,090	$132,497	$122,116	$114,167
Investment securities[2]	1,626	1,626	1,603	1,603
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2025 and December 31, 2024. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$551	$—	$—	$551
International equities	8	—	—	8
Fixed income equities	187	—	—	187
Available-for-Sale Debt Securities	—	661	—	661
Asset Derivatives
Cross-currency swaps	—	1,046	—	1,046
Liability Derivatives
Cross-currency swaps	—	(2,518)	—	(2,518)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$484	$—	$—	$484
International equities	8	—	—	8
Fixed income equities	178	—	—	178
Available-for-Sale Debt Securities	—	689	—	689
Asset Derivatives
Cross-currency swaps	—	87	—	87
Liability Derivatives
Cross-currency swaps	—	(4,163)	—	(4,163)

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
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investments in debt securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Total gains (losses) recognized on equity securities	$43	$80	$64	$206
Gains (losses) recognized on equity securities sold	1	—	1	(8)
Unrealized gains (losses) recognized on equity securities held at end of period	$42	$80	$63	$214

At September 30, 2025, available-for-sale debt securities totaling $661 have maturities as follows - less than one year: $80; one to three years: $120; three to five years: $90; five or more years: $371.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2025 and 2024, no ineffectiveness was measured on fair value hedges.

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
SEPTEMBER 30, 2025

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2025, we had posted collateral of $375 (a deposit asset) and held collateral of $405 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in September, we would have been required to post additional collateral of $54. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $1,756. At December 31, 2024, we had posted collateral of $188 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2025	2024
Cross-currency swaps	$39,142	$34,884
Total	$39,142	$34,884
Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2025	2024	2025	2024
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$—	$1	$(2)	$—
Gain (loss) on long-term debt	—	(1)	2	—
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(324)	1,308	3,535	884
Gain (loss) on long-term debt	324	(1,308)	(3,535)	(884)
Gain (loss) recognized in accumulated OCI	(258)	(412)	(961)	(482)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2025	2024	2025	2024
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$2	$(5)	$6	$—
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(44)	(44)

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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net cash received (paid) from equipment installment receivables program[1]	$(250)	$(568)	$474	$(1,121)
Net cash received (paid) from revolving receivables program	(38)	938	53	1,185
Total net cash impact to cash flows from operating activities[2]	$(288)	$370	$527	$64
[1]Cash from initial sales of $2,451 and $2,442 for the three months and $9,028 and $7,848 for the nine months ended September 30, 2025 and 2024, respectively.
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
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	September 30, 2025		December 31, 2024
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,256	$28	$3,504	$553
Balance sheet classification
Accounts receivable
Notes receivable	1,803	—	1,817	—
Trade receivables	282	28	237	553
Other Assets
Noncurrent notes and trade receivables	1,171	—	1,450	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,337	$2,940	$11,909	$2,770
Cash proceeds received, net of remittances[1]	8,861	2,940	8,243	2,770
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross receivables sold[1]	$2,476	$2,469	$9,118	$7,930
Net receivables sold[2]	2,370	2,340	8,745	7,535
Cash proceeds received	2,451	2,442	9,028	7,848
Guarantee obligation recorded	191	199	690	682
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
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Fair value of repurchased receivables	$903	$951	$3,851	$2,393
Carrying value of beneficial interests	896	956	3,840	2,420
Gain (loss) on repurchases[1]	$7	$(5)	$11	$(27)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At September 30, 2025 and December 31, 2024, our beneficial interests were $1,993 and $3,185, respectively, of which $1,284 and $1,906 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2025 and December 31, 2024 was $222 and $301, respectively, of which $114 and $150 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2025, we expanded our revolving agreement to transfer up to $2,940 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $28 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

The following table sets forth a summary of the revolving receivables sold:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross receivables sold/cash proceeds received[1]	$7,656	$5,620	$22,672	$14,466
Total collections under revolving agreement	7,656	4,650	22,502	13,196
Net cash proceeds received	$—	$970	$170	$1,270

Net receivables sold[2]	$7,446	$5,463	$22,051	$14,075
[1]Includes initial sales of receivables of $0 and $970 for the three months and $170 and $1,270 for the nine months ended September 30, 2025 and 2024, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 9. TRANSACTIONS WITH DIRECTV

Prior to its sale, we accounted for our investment in DIRECTV under the equity method and recorded our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. On July 2, 2025, we sold our interest in DIRECTV to TPG Capital (TPG) and recorded a current note receivable of approximately $3,600, which we expect to receive the majority of by the end of 2025, and a long-term receivable of $500. The disposition of DIRECTV also resulted in the release of approximately $2,900 of historical deferred tax liabilities. We recorded a gain on the sale of DIRECTV of approximately $5,500, which includes the impact of the transfer of deferred tax liabilities, indemnification liabilities and unfavorable contracts, in “Other income (expense) – net” in the consolidated statements of income in the third quarter of 2025.

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

At September 30, 2025, the current note receivable balance included in “Prepaid and other current assets” on our consolidated balance sheet was $3,291, reflecting approximately $320 collected during the third quarter.

Prior to disposition, in the third quarter of 2024 our investment in DIRECTV was reduced to zero on our consolidated balance sheet, as a result of aggregate cash receipts exceeding our initial investment balance plus our cumulative equity in DIRECTV earnings. As we were not committed, implicitly or explicitly, to provide financial or other support to DIRECTV, we recorded cash distributions received in excess of our share of DIRECTV’s earnings in “Equity in net income of affiliates” in the consolidated statements of income and as cash provided by operations in the consolidated statements of cash flows.

The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV prior to disposition:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
DIRECTV’s earnings included in Equity in net income of affiliates	$—	$281	$1,926	$955

Distributions classified as operating activities	$—	$281	$1,926	$955
Distributions classified as investing activities	—	342	—	928
Cash distributions received from DIRECTV	$—	$623	$1,926	$1,883

Prior to disposition, we billed DIRECTV approximately $240 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred through June 30, 2025.

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

Suppliers had elected to sell to the third-party financial institutions $4,455 and $2,498 of our outstanding payment obligations as of September 30, 2025 and December 31, 2024, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our consolidated statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (variable rate extension fee). We had $3,992 of direct supplier financing outstanding as of September 30, 2025 and $6,272 as of December 31, 2024, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
We enter into multi-year software licensing arrangements, which, consistent with industry standards, are paid over the license terms of two to five years. Additionally, in connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more. We refer to these arrangements as vendor financing, with the balances and activities including equipment and software arrangements. Vendor financing payments are reported as financing

AT&T INC.
SEPTEMBER 30, 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

activities in our statements of cash flows when paid. For the nine months ended September 30, 2025 and 2024, we recorded vendor financing commitments of $1,014 and $581, respectively. We had $1,674 of vendor financing payables at September 30, 2025, with $908 included in “Accounts payable and accrued liabilities” and $1,448 of vendor financing payables at December 31, 2024, with $749 included in “Accounts payable and accrued liabilities.”

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$20,272	$2,586	$3,298	$6,722
Restricted cash in Prepaid and other current assets	2	1	1	2
Restricted cash in Other Assets	54	139	107	109
Cash and Cash Equivalents and Restricted Cash	$20,328	$2,726	$3,406	$6,833

The following table summarizes cash paid during the periods for interest and income taxes:

	Nine months ended
	September 30,
Cash paid (received) during the period for:	2025	2024
Interest	$5,171	$5,615
Income taxes, net of refunds	897	882

The following table summarizes capital expenditures:
	Nine months ended
	September 30,
	2025	2024
Purchase of property and equipment	$13,940	$13,301
Interest during construction - capital expenditures[1]	121	119
Total Capital Expenditures	$14,061	$13,420

The following table summarizes acquisitions, net of cash acquired:
	Nine months ended
	September 30,
	2025	2024
Business acquisitions	$—	$—
Spectrum acquisitions	1	153
Interest during construction - spectrum[1]	46	169
Total Acquisitions	$47	$322
[1]Total capitalized interest was $167 and $288 for the nine months ended September 30, 2025 and 2024, respectively.

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
SEPTEMBER 30, 2025

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

Pending Acquisitions
On August 25, 2025, we agreed to purchase FCC licenses in the 600 MHz and 3.45 GHz bands from EchoStar Corporation for approximately $23,000, subject to certain adjustments. The transaction is expected to close in the first half of 2026 and is subject to regulatory approval and other closing conditions. The FCC licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. We signed a short-term spectrum manager lease on the 3.45 GHz spectrum. We expect these licenses will be deployed in cell sites covering nearly two-thirds of the U.S. population by mid-November 2025.

On May 21, 2025, we agreed to acquire substantially all of Lumen’s mass markets fiber business for $5,750 cash, subject to purchase price adjustments. At the time of signing, the pending acquisition covered approximately one million fiber customers, and also included fiber network assets that reached more than four million fiber locations. The transaction is expected to close in early 2026, pending regulatory approval and other customary closing conditions.

AT&T INC.
SEPTEMBER 30, 2025

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating Revenues
Communications	$29,516	$29,074	1.5%	$88,775	$86,513	2.6%
Latin America	1,095	1,022	7.1	3,120	3,188	(2.1)
Corporate	98	117	(16.2)	287	337	(14.8)
AT&T Operating Revenues	$30,709	$30,213	1.6%	$92,182	$90,038	2.4%

Operating Income (Loss)
Communications	$7,096	$7,156	(0.8)%	$21,152	$20,906	1.2%
Latin America	22	10	—	111	19	—
Segment Operating Income	7,118	7,166	(0.7)	21,263	20,925	1.6
Corporate	(564)	(654)	13.8	(1,868)	(2,119)	11.8
Certain significant items	(435)	(4,396)	90.1	(1,021)	(5,083)	79.9
AT&T Operating Income	$6,119	$2,116	—%	$18,374	$13,723	33.9%

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
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating Revenues
Service	$25,336	$25,134	0.8%	$75,766	$74,982	1.0%
Equipment	5,373	5,079	5.8	16,416	15,056	9.0
Total Operating Revenues	30,709	30,213	1.6	92,182	90,038	2.4

Operating Expenses
Operations and support	19,273	23,010	(16.2)	58,050	61,109	(5.0)
Depreciation and amortization	5,317	5,087	4.5	15,758	15,206	3.6
Total Operating Expenses	24,590	28,097	(12.5)	73,808	76,315	(3.3)
Operating Income	6,119	2,116	—	18,374	13,723	33.9
Interest expense	1,700	1,675	1.5	5,013	5,098	(1.7)
Equity in net income (loss) of affiliates	(20)	272	—	1,905	915	—
Other income (expense) — net	6,254	717	—	7,476	1,850	—
Income Before Income Taxes	10,653	1,430	—	22,742	11,390	99.7
Net Income	9,677	145	—	19,230	7,845	—
Net Income (Loss) Attributable to AT&T	9,314	(174)	—	18,165	6,868	—
Net Income (Loss) Attributable to Common Stock	$9,278	$(226)	—%	$18,137	$6,715	—%

Operating revenues increased in the third quarter and for the first nine months of 2025, reflecting higher Mobility and Consumer Wireline revenues, partially offset by declines in Business Wireline. Operating revenues in Mexico were higher in the third quarter but lower for the first nine months, reflecting unfavorable foreign exchange impacts during the first half of 2025.

Operations and support expenses decreased in the third quarter and for the first nine months of 2025, primarily due to a $4,422 noncash goodwill impairment recorded in 2024. Also contributing to lower operating expenses were expense declines from our continued transformation efforts, lower content licensing fees and lower year-to-date restructuring costs. Partially offsetting these declines were higher Mobility equipment costs resulting from increased wireless equipment sales volumes, higher network-related costs and approximately $440 of apportioned legal settlements during the third quarter of 2025.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades, partially offset by lower depreciation impacts from our Open RAN network modernization efforts. We expect fourth-quarter 2025 depreciation expense to be lower than the comparable prior-year quarter, and full-year expense to be consistent with the prior year as certain legacy assets become fully depreciated.

Operating income increased in the third quarter and for the first nine months of 2025. Our operating income margin in the third quarter increased from 7.0% in 2024 to 19.9% in 2025 and for the first nine months increased from 15.2% in 2024 to 19.9% in 2025.

Interest expense increased in the third quarter and decreased for the first nine months of 2025. The increase in the third quarter was primarily due to lower capitalized interest associated with spectrum acquisitions. The decrease for the first nine months was

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

primarily due to lower average debt balances, partially offset by lower capitalized interest associated with spectrum acquisitions.

Equity in net income (loss) of affiliates decreased in the third quarter and increased for the first nine months of 2025. The decrease for the quarter is primarily due to the sale of our interest in DIRECTV to TPG Capital on July 2, 2025. The increase for the first nine months is attributable to the cash distributions received by AT&T in excess of the carrying amount of our investment in DIRECTV prior to disposition (see Note 9).

Other income (expense) – net increased in the third quarter and for the first nine months of 2025. The increase in the quarter was primarily due to a gain of approximately $5,500 recognized on the sale of our interest in DIRECTV (see Note 9). For the first nine months, the increase was also driven by a second-quarter 2025 gain on a prior disposition and first-quarter 2024 noncash impairment charges for a held-for-sale business and our SKY Mexico equity investment. Partially offsetting the increases in the quarter and for the first nine months were lower pension and postretirement benefit credits and lower returns on other benefit-related investments.

Income tax expense decreased in the third quarter and for the first nine months of 2025, primarily due to a lower effective tax rate driven by a tax-free gain on sale of DIRECTV in 2025 and a goodwill impairment in 2024, which is not deductible for tax purposes.

Our effective tax rate was 9.2% in the third quarter and 15.4% for the first nine months of 2025, versus 89.9% and 31.1% in the comparable periods in the prior year, reflecting the nonrecognition of income taxes on the DIRECTV gain and larger discrete state tax benefits in 2025, and the goodwill impairment in 2024, which was not deductible for tax purposes.

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

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Segment Operating Revenues
Mobility	$21,713	$21,052	3.1%	$65,128	$62,126	4.8%
Business Wireline	4,248	4,606	(7.8)	13,029	14,274	(8.7)
Consumer Wireline	3,555	3,416	4.1	10,618	10,113	5.0
Total Segment Operating Revenues	$29,516	$29,074	1.5%	$88,775	$86,513	2.6%

Segment Operating Income (Loss)
Mobility	$7,125	$7,003	1.7%	$20,796	$20,190	3.0%
Business Wireline	(354)	(43)	—	(653)	123	—
Consumer Wireline	325	196	65.8	1,009	593	70.2
Total Segment Operating Income	$7,096	$7,156	(0.8)%	$21,152	$20,906	1.2%

Operating revenues increased in the third quarter and for the first nine months of 2025, primarily driven by increases in our Mobility and Consumer Wireline business units, partially offset by declines in our Business Wireline business unit, which reflects lower demand for legacy services.

Operating income decreased in the third quarter and increased for the first nine months of 2025. Our Communications segment operating income margin in the third quarter decreased from 24.6% in 2024 to 24.0% in 2025 and for the first nine months decreased from 24.2% in 2024 to 23.8% in 2025. Our Communications EBITDA margin in the third quarter remained consistent at 41.2% in 2024 and 2025 and for the first nine months increased from 40.7% in 2024 to 40.8% in 2025.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating revenues
Service	$16,926	$16,539	2.3%	$50,430	$48,810	3.3%
Equipment	4,787	4,513	6.1	14,698	13,316	10.4
Total Operating Revenues	21,713	21,052	3.1	65,128	62,126	4.8

Operating expenses
Operations and support	12,011	11,559	3.9	36,673	34,483	6.4
Depreciation and amortization	2,577	2,490	3.5	7,659	7,453	2.8
Total Operating Expenses	14,588	14,049	3.8	44,332	41,936	5.7
Operating Income	$7,125	$7,003	1.7%	$20,796	$20,190	3.0%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	September 30,		Percent
(in 000s)	2025	2024	Change
Postpaid	90,255	88,384	2.1%
Postpaid phone	73,801	72,285	2.1
Prepaid	18,544	19,200	(3.4)
Reseller	10,183	8,482	20.1
Total Mobility Subscribers[1]	118,982	116,066	2.5%
[1]Wireless subscribers and net additions exclude customers with free lines provided under promotional pricing until such lines are converted to paying lines.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Mobility Net Additions
	Third Quarter				Nine-Month Period
			Percent				Percent
(in 000s)	2025	2024	Change		2025	2024	Change
Postpaid Phone Net Additions	405	403	0.5%		1,130	1,171	(3.5)%
Total Phone Net Additions	322	358	(10.1)		993	1,162	(14.5)

Postpaid[1]	328	429	(23.5)		1,097	1,411	(22.3)
Prepaid	(167)	(49)	—		(353)	34	—
Reseller	587	237	—		413	910	(54.6)
Mobility Net Subscriber Additions[2,3]	748	617	21.2%		1,157	2,355	(50.9)%

Postpaid Churn[4]	1.07%	0.93%	14	BP	1.03%	0.89%	14	BP
Postpaid Phone-Only Churn[4]	0.92%	0.78%	14	BP	0.87%	0.73%	14	BP
1In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were (45) and (21) for the quarters ended September 30, 2025 and 2024 and 14 and 31 for the nine months ended September 30, 2025 and 2024. Wearables and other net adds (losses) were (32) and 47 for the quarters ended September 30, 2025 and 2024 and (47) and 209 for the nine months ended September 30, 2025 and 2024.

[2]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity during the period.
[3]Wireless subscribers and net additions exclude customers with free lines provided under promotional pricing until such lines are converted to paying lines.
[4]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the third quarter and for the first nine months of 2025, largely due to subscriber gains partially offset by promotional activity. Revenue comparisons in the third quarter were also impacted by approximately $90 of one-time noncash revenues related to administrative fees in 2024.

ARPU
Average revenue per subscriber (ARPU) decreased in the third quarter and increased for the first nine months of 2025. The decrease in the quarter includes the impact of one-time revenues related to administrative fees in 2024, as well as promotional activity and our success in attracting customers in underpenetrated segments with lower ARPUs, but attractive lifetime values, such as age 55-plus in our “value customers.” The increase for the first nine months was pressured by growth in our base of converged customers, who are typically eligible for service discounts.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher in the third quarter and for the first nine months of 2025, partially driven by an increase in our customer base that reached the end of device financing periods, which normalized as we exited the quarter. The increase in churn in the quarter was primarily driven by increased competition.

Equipment revenue increased in the third quarter and for the first nine months of 2025, primarily driven by higher wireless device sales volumes.

Operations and support expenses increased in the third quarter and for the first nine months of 2025, primarily due to higher equipment costs driven by higher wireless sales volumes. The increase also reflected higher advertising due to the launch of a new campaign in the first quarter, and higher network costs that were partially offset by lower content licensing fees and expense declines from transformation efforts.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation expense increased in the third quarter and for the first nine months of 2025, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by lower depreciation impacts from our network modernization efforts.

Operating income increased in the third quarter and for the first nine months of 2025. Our Mobility operating income margin in the third quarter decreased from 33.3% in 2024 to 32.8% in 2025 and for the first nine months decreased from 32.5% in 2024 to 31.9% in 2025. Our Mobility EBITDA margin in the third quarter decreased from 45.1% in 2024 to 44.7% in 2025 and for the first nine months decreased from 44.5% in 2024 to 43.7% in 2025, driven by the increase in low margin equipment revenues.

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating revenues
Legacy and other transitional services	$2,208	$2,669	(17.3)%	$7,032	$8,505	(17.3)%
Fiber and advanced connectivity services	1,853	1,748	6.0	5,426	5,183	4.7
Equipment	187	189	(1.1)	571	586	(2.6)
Total Operating Revenues	4,248	4,606	(7.8)	13,029	14,274	(8.7)

Operating expenses
Operations and support	3,067	3,250	(5.6)	9,128	10,004	(8.8)
Depreciation and amortization	1,535	1,399	9.7	4,554	4,147	9.8
Total Operating Expenses	4,602	4,649	(1.0)	13,682	14,151	(3.3)
Operating Income (Loss)	$(354)	$(43)	—%	$(653)	$123	—%

Legacy and other transitional services revenues decreased in the third quarter and for the first nine months of 2025, driven by lower demand for legacy and VPN services, which we expect to continue. These revenue declines were partially offset by targeted pricing actions in the first quarter of 2025.

Fiber and advanced connectivity services revenues increased in the third quarter and for the first nine months of 2025, driven by higher fiber and fixed wireless revenues.

Equipment revenues decreased in the third quarter and for the first nine months of 2025.

Operations and support expenses decreased in the third quarter and for the first nine months of 2025, primarily driven by lower personnel and customer support costs associated with ongoing transformation initiatives, which were partially offset by favorable vendor settlements in the prior-year third quarter. As part of our transformation activities, we expect operations and support expense improvements through the remainder of 2025 as we further right size our operations in alignment with the strategic direction of the business.

Depreciation expense increased in the third quarter and for the first nine months of 2025, primarily due to ongoing capital investment for strategic initiatives such as fiber, which we expect to continue through the remainder of 2025.

Operating income decreased in the third quarter and for the first nine months of 2025. Our Business Wireline operating income margin in the third quarter decreased from (0.9)% in 2024 to (8.3)% in 2025 and for the first nine months decreased from 0.9% in 2024 to (5.0)% in 2025. Our Business Wireline EBITDA margin in the third quarter decreased from 29.4% in 2024 to 27.8% in 2025 and for the first nine months remained consistent at 29.9% in 2024 and 2025.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Consumer Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Operating revenues
Broadband	$3,070	$2,838	8.2%	$9,082	$8,301	9.4%
Legacy voice and data services	243	307	(20.8)	794	972	(18.3)
Other service and equipment	242	271	(10.7)	742	840	(11.7)
Total Operating Revenues	3,555	3,416	4.1	10,618	10,113	5.0

Operating expenses
Operations and support	2,266	2,296	(1.3)	6,738	6,801	(0.9)
Depreciation and amortization	964	924	4.3	2,871	2,719	5.6
Total Operating Expenses	3,230	3,220	0.3	9,609	9,520	0.9
Operating Income	$325	$196	65.8%	$1,009	$593	70.2%

The following tables highlight other key measures of performance for Consumer Wireline:

Broadband Connections
	September 30,		Percent
(in 000s)	2025	2024	Change
Broadband[1]	14,494	13,864	4.5%
Fiber Broadband Connections	10,123	9,024	12.2%
[1]Includes AIA.

Broadband Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2025	2024	Change	2025	2024	Change
Broadband Net Additions[1,2]	232	28	—%	519	135	—%
Fiber Broadband Net Additions	288	226	27.4%	792	717	10.5%
[1]Includes AIA.
[2]Excludes the impact of subscriber disconnections resulting from the termination of AIA services in areas with unfavorable regulatory requirements in the first quarter of 2025.

Broadband revenues increased in the third quarter and for the first nine months of 2025, driven by increases in fiber revenues of 16.8% and 18.2%. Higher fiber revenues reflect an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU. This increase also includes growth in AIA revenues and was partially offset by declines in copper-based broadband services.

Legacy voice and data services revenues decreased in the third quarter and for the first nine months of 2025, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

Other service and equipment revenues decreased in the third quarter and for the first nine months of 2025, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses decreased in the third quarter and for the first nine months of 2025, primarily driven by lower customer support costs and content licensing fees, largely offset by higher network-related costs and higher marketing costs.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Depreciation expense increased in the third quarter and for the first nine months of 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, which we expect to continue through the remainder of 2025.

Operating income increased in the third quarter and for the first nine months of 2025. Our Consumer Wireline operating income margin in the third quarter increased from 5.7% in 2024 to 9.1% in 2025 and for the first nine months increased from 5.9% in 2024 to 9.5% in 2025. Our Consumer Wireline EBITDA margin in the third quarter increased from 32.8% in 2024 to 36.3% in 2025 and for the first nine months increased from 32.7% in 2024 to 36.5% in 2025.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
	2025	2024	Percent Change	2025	2024	Percent Change
Segment Operating Revenues
Service	$696	$645	7.9%	$1,973	$2,034	(3.0)%
Equipment	399	377	5.8	1,147	1,154	(0.6)
Total Segment Operating Revenues	1,095	1,022	7.1	3,120	3,188	(2.1)

Segment Operating Expenses
Operations and support	896	854	4.9	2,527	2,662	(5.1)
Depreciation and amortization	177	158	12.0	482	507	(4.9)
Total Segment Operating Expenses	1,073	1,012	6.0	3,009	3,169	(5.0)
Operating Income	$22	$10	—%	$111	$19	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				September 30,		Percent
(in 000s)				2025	2024	Change
Postpaid				6,423	5,633	14.0%
Prepaid				17,508	16,996	3.0
Reseller				218	282	(22.7)
Total Mexico Wireless Subscribers				24,149	22,911	5.4%

Mexico Wireless Net Additions
	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2025	2024	Change	2025	2024	Change
Postpaid	243	139	74.8%	586	397	47.6%
Prepaid	68	187	(63.6)	22	333	(93.4)
Reseller	(5)	(51)	90.2	(35)	(135)	74.1
Total Mexico Wireless Net Additions	306	275	11.3%	573	595	(3.7)%

Service revenues increased in the third quarter and decreased for the first nine months of 2025. The increase in the quarter was primarily due to growth in subscribers and favorable foreign exchange impacts. The decrease for the first nine months reflects unfavorable foreign exchange impacts in the first half of 2025, partially offset by growth in subscribers and ARPU.

Equipment revenues increased in the third quarter and decreased for the first nine months of 2025. The increase in the quarter was primarily due to higher equipment sales and favorable foreign exchange impacts. The decrease for the first nine months reflects unfavorable foreign exchange impacts in the first half of 2025, partially offset by higher equipment sales.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Operations and support expenses increased in the third quarter and decreased for the first nine months of 2025. The increase in the quarter was primarily due to higher equipment costs, bad debt expense from higher sales and unfavorable exchange rates. The decrease for the first nine months was primarily due to favorable foreign exchange impacts, partially offset by increased equipment and selling costs.

Depreciation and amortization expense increased in the third quarter and decreased for the first nine months of 2025. The increase in the quarter was primarily due to accelerated depreciation on certain network assets. The decrease for the first nine months was primarily due to foreign exchange impacts.

Operating income increased in the third quarter and for the first nine months of 2025. Our Mexico operating income margin in the third quarter increased from 1.0% in 2024 to 2.0% in 2025 and for the first nine months increased from 0.6% in 2024 to 3.6% in 2025. Our Mexico EBITDA margin in the third quarter increased from 16.4% in 2024 to 18.2% in 2025 and for the first nine months increased from 16.5% in 2024 to 19.0% in 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted, which restores or makes permanent certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017. The legislation did not materially impact our income tax expense, but we expect that it will result in a material decrease to cash taxes paid relative to our expectations.

For further discussion of regulations impacting AT&T and its subsidiaries, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Landscape” in our Annual Report on Form 10-K for the year-ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

For nine months ended September 30,	2025	2024
Cash provided by operating activities	$28,964	$26,875
Cash used in investing activities	(14,433)	(12,127)
Cash provided by (used in) financing activities	2,391	(18,855)

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$20,272	$3,298
Total debt	139,468	123,532

We had $20,272 in cash and cash equivalents available at September 30, 2025, increasing $16,974 since December 31, 2024. Cash and cash equivalents included cash of $4,359 and money market funds and other cash equivalents of $15,913. Approximately $1,497 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation. Our cash and cash equivalents at September 30, 2025 was elevated in anticipation of the consummation of announced transactions (see Note 11).

For the first nine months of 2025, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and distributions from DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, including higher device payments from higher sales volumes. The cash generated from operating activities was primarily used to fund capital improvements, make dividend payments to stockholders, repurchase preferred and common stock, and repay long-term debt. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Cash Provided by Operating Activities
During the first nine months of 2025, cash provided by operating activities was $28,964, compared to $26,875 for the first nine months of 2024, with increases resulting from higher cash flows related to DIRECTV, including a first-quarter 2025 dividend of $1,138, and operational growth. Partially offsetting this increase and lowering cash from operations during the first nine months of 2025, were advanced cash payments of approximately $1,000 for wholesale access which can be utilized on invoices over future periods.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $2,430 and $3,648 for the nine months ended September 30, 2025 and 2024, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Used in Investing Activities
For the first nine months of 2025, cash used in investing activities totaled $14,433 and consisted primarily of $14,061 (including interest during construction) for capital expenditures. During the first nine months of 2025, investing activities also included $110 of FirstNet sustainability payments net of reinvestment, and $620 for our investment in a new strategic partner related to wireline network transformation accounted for under the equity method of accounting.

On July 2, 2025, we completed the sale of our interest in DIRECTV to TPG and recorded a current note receivable of approximately $3,600, which we expect to receive the majority of by the end of 2025, and a long-term note receivable of $500. As of September 30, 2025, we have collected approximately $320 of the current note receivable.

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. For the first nine months of 2025, vendor financing payments were $823, compared to $1,571 for the first nine months of 2024. Capital expenditures for the first nine months of 2025 were $14,061, and when including $823 cash paid for vendor financing, capital investment was $14,884 ($107 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months of 2025, we placed $1,014 of productive assets in service under vendor financing arrangements (compared to $581 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

In November 2024, we agreed to purchase select spectrum licenses from United States Cellular Corporation (UScellular) for approximately $1,000, subject to closing conditions, including the consummation of UScellular’s sale of its wireless operations and select spectrum assets to T-Mobile US, Inc, which was closed on August 1, 2025.

On May 21, 2025, we agreed to acquire substantially all of Lumen’s mass markets fiber business for $5,750 cash, subject to purchase price adjustments. At the time of signing, the pending acquisition covered approximately one million fiber customers, and also included fiber network assets that reached more than four million fiber locations. The transaction is expected to close in early 2026, pending regulatory approval and other customary closing conditions.

On August 25, 2025, we agreed to purchase FCC licenses in the 600 MHz and 3.45 GHz bands from EchoStar Corporation for approximately $23,000, subject to certain adjustments. The transaction is expected to close in the first half of 2026 and is subject to regulatory approval and other closing conditions. The FCC licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. We signed a short-term spectrum manager lease on the 3.45 GHz spectrum. We expect these licenses will be deployed in cell sites covering nearly two-thirds of the U.S. population by mid-November 2025.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Cash Provided by or Used in Financing Activities
For the first nine months of 2025, cash provided by financing activities totaled $2,391 and was primarily comprised of issuances of long-term debt and preferred interests, offset by dividend payments, preferred and common stock repurchases, debt repayments and vendor financing payments.

A tabular summary of our debt activities for the nine months ended September 30, 2025 is as follows:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2025
Issuance of Notes and Debentures:
EUR notes	$2,956	$—	$2,639	$5,595
USD notes	—	3,473	4,959	8,432
Debt Issuances	$2,956	$3,473	$7,598	$14,027

Repayments
EUR notes	$(1,321)	$(32)	$—	$(1,353)
Other	(205)	(62)	(229)	(496)
Repayments of long-term debt	$(1,526)	$(94)	$(229)	$(1,849)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of September 30, 2025 and as of December 31, 2024. We had $138,090 of total notes and debentures outstanding at September 30, 2025. This also included Euro, British pound sterling, Canadian dollar, Swiss franc and Australian dollar denominated debt that totaled approximately $38,496.

At September 30, 2025, we had $11,378 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on September 30, 2025.

For the first nine months of 2025, we paid $823 of cash under our vendor financing program, compared to $1,571 in the prior-year comparable period. Total vendor financing payables included in our September 30, 2025 consolidated balance sheet were $1,674, with $908 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

During the first nine months of 2025, we repurchased approximately 87 million shares totaling $2,444 under our $10,000 common stock repurchase authorization approved by the Board of Directors in December 2024, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. At September 30, 2025, we had approximately $7,556 remaining under this repurchase authorization.

We paid dividends on common and preferred shares of $6,168 during the first nine months of 2025, compared with $6,171 for the first nine months of 2024.

Dividends on common stock declared by our Board of Directors totaled $0.8325 per share in the first nine months of 2025 and 2024. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Financing activities in the first nine months of 2025 also included the issuance of $2,250 of nonconvertible cumulative preferred interests in Telco LLC, with the funds used to redeem all outstanding Series B preferred stock for $2,075 (see Note 11). We also received approximately $850 in upfront cash proceeds from a structured sale-leaseback of real estate.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 18, 2029 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of September 30, 2025.

AT&T INC.
SEPTEMBER 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Our Revolving Credit Agreement contains covenants that are customary for an issuer with investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of September 30, 2025, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $39,142 derivative portfolio, counterparties are still required to post collateral. During the first nine months of 2025, we received $218 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2025, our debt ratio was 52.0%, compared to 52.2% at September 30, 2024 and 50.7% at December 31, 2024. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

AT&T INC.
SEPTEMBER 30, 2025

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2025	2024	Change	2025	2024	Change
Communications Segment
Operating income	$7,096	$7,156	(0.8)%	$21,152	$20,906	1.2%
Add: Depreciation and amortization	5,076	4,813	5.5	15,084	14,319	5.3
EBITDA	$12,172	$11,969	1.7%	$36,236	$35,225	2.9%

Operating income margin	24.0%	24.6%		23.8%	24.2%
EBITDA margin	41.2%	41.2%		40.8%	40.7%

Mobility
Operating income	$7,125	$7,003	1.7%	$20,796	$20,190	3.0%
Add: Depreciation and amortization	2,577	2,490	3.5	7,659	7,453	2.8
EBITDA	$9,702	$9,493	2.2%	$28,455	$27,643	2.9%

Operating income margin	32.8%	33.3%		31.9%	32.5%
EBITDA margin	44.7%	45.1%		43.7%	44.5%

Business Wireline
Operating income (loss)	$(354)	$(43)	—%	$(653)	$123	—%
Add: Depreciation and amortization	1,535	1,399	9.7	4,554	4,147	9.8
EBITDA	$1,181	$1,356	(12.9)%	$3,901	$4,270	(8.6)%

Operating income margin	(8.3)%	(0.9)%		(5.0)%	0.9%
EBITDA margin	27.8%	29.4%		29.9%	29.9%

Consumer Wireline
Operating income	$325	$196	65.8%	$1,009	$593	70.2%
Add: Depreciation and amortization	964	924	4.3	2,871	2,719	5.6
EBITDA	$1,289	$1,120	15.1%	$3,880	$3,312	17.1%

Operating income margin	9.1%	5.7%		9.5%	5.9%
EBITDA margin	36.3%	32.8%		36.5%	32.7%

Latin America Segment
Operating income	$22	$10	—%	$111	$19	—%
Add: Depreciation and amortization	177	158	12.0	482	507	(4.9)
EBITDA	$199	$168	18.5%	$593	$526	12.7%

Operating income margin	2.0%	1.0%		3.6%	0.6%
EBITDA margin	18.2%	16.4%		19.0%	16.5%

AT&T INC.
SEPTEMBER 30, 2025
Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2025, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $39,142 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as fair value or cash flow hedges with a net fair value of $(1,472) at September 30, 2025.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2025.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
SEPTEMBER 30, 2025

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
•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review of such proceedings) and legislative and regulatory efforts involving issues important to our business, including, without limitation, the results of pending governmental investigations; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; rules concerning digital discrimination; competition policy; privacy; net neutrality; copyright protection; availability of new spectrum on fair and reasonable terms; and wireless and satellite license awards and renewals, and our response to such legislative and regulatory efforts.
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
SEPTEMBER 30, 2025
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the third quarter of 2025, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2025 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2025 - July 31, 2025	20,812,773	$27.71	20,814,263	$8,465
August 1, 2025 - August 31, 2025	16,643,212	$28.41	16,580,000	$7,994
September 1, 2025 - September 30, 2025	15,151,294	$29.02	15,115,000	$7,556
Total	52,607,279	$28.31	52,509,263
1In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock. The authorization has no expiration date.
2Of the shares repurchased or transferred, 111,046 were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options, and 3,027,963 were transferred from the AT&T Master Pension Trust.

Item 5. Other Information

(c) During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
SEPTEMBER 30, 2025
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	License Purchase Agreement, dated August 25, 2025, by and among EchoStar Corporation, the other parties set forth therein, and AT&T Mobility II LLC†
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, (formatted as Inline XBRL and contained in Exhibit 101).

† Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

October 31, 2025	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer