Form 10-K
period 2025-12-31
AT&T INC.
filed 2026-02-09
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Based on the closing price of $28.94 per share on June 30, 2025, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $207 billion.
At January 28, 2026, common shares outstanding were 7,000,577,201.

DOCUMENTS INCORPORATED BY REFERENCE
(1)Portions of AT&T Inc.’s Notice of 2026 Annual Meeting and Proxy Statement dated on or about March 23, 2026, to be filed within the period permitted under General Instruction G(3) (Part III).

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
•In 2015, we acquired wireless properties in Mexico and acquired DIRECTV, a leading provider of digital television entertainment services in both the United States (included in our former Video business) and Latin America (referred to as Vrio, which was sold in November 2021).
•In July 2021, we closed our transaction with TPG Capital (TPG) to form a new company named DIRECTV Entertainment Holdings, LLC (DIRECTV). With the close of the transaction (DIRECTV Transaction), we separated our Video business, comprised of our U.S. video operations, and began accounting for our investment in DIRECTV under the equity method. In July 2025, we sold our remaining interest in DIRECTV to TPG.

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

AT&T Inc.
Dollars in millions except per share amounts

The Latin America segment provides wireless service and equipment in Mexico.

Corporate support costs, including administrative support costs borne by AT&T where business units do not influence decision making, and results from business no longer integral to our operations are reported as Corporate and Other, which reconciles our segment results to consolidated operating income and income before income taxes.

Areas of Focus
We are a leader in providing connectivity services through our market focus areas of 5G and fiber. Fiber underpins the connectivity we deliver, both wired and wireless. Building on that fiber foundation is our solid spectrum portfolio, strengthened through Federal Communications Commission (FCC) auctions, other spectrum acquisitions and 5G deployment. We believe our fixed wireline and mobile approach will differentiate our services and provide us with additional convergence growth opportunities in the future as bandwidth demands continue to grow. We will continue to demonstrate our commitment to ensure management attention is sharply focused on growth areas and operational efficiencies.

Our integrated telecommunications network utilizes different technological platforms to provide instant connectivity at the higher speeds made possible by our fiber network expansion and wireless network enhancements. Streaming, augmented reality, “smart” technologies, user generated content and artificial intelligence (AI) are expected to continue to drive greater demand for broadband, which we believe will allow us to capitalize on our fiber and 5G deployments. During 2026, we are focused on the core capabilities of our products, our infrastructure and our network. We will also focus on accelerating our fiber expansion, organically and through our pending acquisition of substantially all of Lumen’s Mass Markets fiber business. We will continue to deploy low- and mid-band spectrum to improve speed and capacity, including spectrum to be acquired from our pending transactions with EchoStar Corporation (EchoStar) and other spectrum acquisitions. Our concentration is to aggregate the most traffic on the largest, lowest marginal cost, converged network through efficient spectrum deployment and construction of the largest high-capacity broadband solutions in the United States, while also working with regulators and customers to decommission high-cost legacy technologies over the next several years.

Wireless Service We continue to experience rapid growth in data usage as consumers are demanding seamless access across their wireless and wired devices, and businesses and municipalities are connecting an increasing number of equipment and facilities to the internet. The deployment of 5G, which allows for faster connectivity, lower latency and greater bandwidth, requires modifications of existing cell sites to add equipment supporting new frequencies, like the C-Band and the 3.45 GHz band. The increased speeds and network operating efficiency expected with 5G technology has enabled massive deployment of devices connected to the internet as well as faster delivery of data services. As the wireless industry has matured, with nearly full penetration of smartphones in the U.S. population, future wireless growth will depend on our ability to offer innovative services, plans and devices that bundle product offerings, add converged customer relationships and take advantage of our 5G wireless network.

To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. We expect to continue to invest significant capital in expanding our network capacity, as well as obtaining additional spectrum, when needed and available, that meets our long-term needs. We participate in FCC spectrum auctions, acquire spectrum licenses from third parties as it becomes available and redeploy existing spectrum previously used for more basic services to support more advanced mobile internet services.

In North America, our network covers over 441 million people with 4G LTE and over 322 million with 5G technology. In the United States, our network covers all major metropolitan areas and more than 337 million people with our LTE technology and more than 322 million people with our 5G technology.

Broadband Technology Fiber is a core priority for our business and over the last several years we have enhanced our focus to expand our fiber footprint and grow customers. At December 31, 2025, we had 10.4 million fiber consumer wireline broadband customers, adding 1.1 million during the year. The expansion builds on our recent investments to convert to a software-based network, managing the migration of wireline customers to services using our fiber infrastructure to provide broadband technology. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network supports next-generation applications like 5G and broadband-based services quickly and efficiently. At December 31, 2025, we had 16.0 million broadband connections, compared to 15.3 million broadband connections in the prior year.

In areas where fiber services are not available, in recent years we have offered fixed wireless access under our AT&T Internet Air (AIA) brand. At December 31, 2025, we had 1.5 million AIA connections, adding 875,000 during the year. With recent spectrum acquisitions, including our pending transaction with EchoStar we are expanding the capacity of the wireless network over which these services are provided to support this growth initiative.

AT&T Inc.
Dollars in millions except per share amounts

Copper Decommissioning While building the network of the future, we are actively working to exit our legacy copper network operations across the large majority of our wireline footprint. Our exit strategy includes migrating customers to fiber and wireless alternatives, and working with policy-makers to decommission our inefficient and less reliable copper network. At December 31, 2025, we had 2.1 million customer location switched access lines in service and 2.8 million legacy consumer internet connections compared to 2.7 million customer location switched access lines in service and 4.1 million legacy consumer internet connections in the prior year.

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

COMMUNICATIONS
Our Communications segment provides wireless and wireline telecom and broadband services to consumers located in the United States and businesses globally. Our Communications services and products are marketed under the AT&T, AT&T Business, Cricket, AT&T PREPAIDSM, AT&T Fiber and AT&T Internet Air brand names. The Communications segment provided approximately 97% of 2025 segment operating revenues and accounted for substantially all of our 2025 total segment operating income. This segment contains the Mobility, Business Wireline and Consumer Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless service to consumers and wholesale and resale wireless subscribers located in the United States by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid or reseller. As of December 31, 2025, we served 120 million Mobility subscribers, including 91 million postpaid (74 million phone), 18 million prepaid and 11 million through resellers. Our Mobility business unit revenue includes the following categories: service and equipment.

Service
We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to meet the communications needs of targeted customer categories. Through FirstNet® services, we also provide a nationwide wireless broadband network dedicated to public safety.

Consumers continue to require increasing availability of data-centric services and a network to connect and control wireless devices. An increasing number of our subscribers are using more advanced devices, including embedded computing systems and/or software, commonly called the Internet of Things (IoT). We offer unlimited plans that include features allowing for the sharing of voice, text and data across multiple devices, which attracts subscribers from other providers and helps minimize subscriber churn. We continue to upgrade our network and coordinate with equipment manufacturers and application developers to further capitalize on the continued growing demand for wireless data services.

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

Business Wireline – Our Business Wireline business unit provides services to business customers, including multinational corporations, small and mid-sized businesses, and governmental and wholesale customers. Our Business Wireline business unit revenue includes the following categories: legacy and other transitional services, fiber and advanced connectivity services, and equipment.

Legacy and Other Transitional Services
We offer legacy voice and other transitional services comprised of copper-based voice and data, Virtual Private Networks (VPN), wholesale, outsourcing and IP sales. Historically, a majority of our Business Wireline service revenues came from

AT&T Inc.
Dollars in millions except per share amounts
legacy copper-based voice and data and traditional products; however, over recent years those services have been declining due to secular pressures. We plan to continue to focus on our owned and operated connectivity services powered by 5G and fiber as well as evaluating opportunities where we can turn down existing copper infrastructure.

Fiber and Advanced Connectivity Services
We offer fiber and other advanced connectivity services, such as AT&T Dedicated Internet, fiber ethernet and broadband, fixed wireless, and hosted and managed professional services. We continue to reconfigure our wireline network to take advantage of the latest technologies and services, and rely on our SDN and NFV to enhance business customers’ digital agility in a rapidly evolving environment.

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

Broadband Service
We provide broadband and internet services to approximately 14.7 million customers, including 10.4 million fiber broadband connections and 1.5 million AIA connections at December 31, 2025. With the continued rise of data-intensive activities, like on-the-go video streaming, augmented reality, user generated content, AI-enabled applications, remote work and the widespread adoption of smart devices, we are experiencing increasing demand for high-speed broadband services. We believe our investment in expanding our industry-leading fiber network positions us to be a leader in wired connectivity. Our focus on fiber and AIA brings owner’s economics and expected efficiencies while we continue to evaluate opportunities where we can turn down existing copper infrastructure.

We believe that our flexible platform, with a broadband and wireless connection, is the most efficient way to transport direct-to-consumer experiences both at home and on mobile devices. Through this integrated approach, we can optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

Legacy Voice and Data Services
Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers.

Other Service and Equipment
Other service revenues include VoIP services, customer fees and limited equipment.

Additional information on our Communications segment is contained in the “Overview” section of Item 7.

LATIN AMERICA
Our Latin America segment provides wireless service in Mexico. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. The Latin America segment provided approximately 3% of 2025 segment operating revenues and less than 1% of our 2025 total segment operating income. We divide our revenue into the following categories: service and equipment.

Service
We provide postpaid and prepaid wireless services in Mexico to approximately 24.7 million subscribers under the AT&T and Unefon brands. Postpaid service allows for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment and (2) service contracts for periods up to 36 months for subscribers who purchase their equipment under the traditional device subsidy model. We also offer prepaid plans.

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

AT&T Inc.
Dollars in millions except per share amounts
MAJOR CLASSES OF SERVICE
The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2025	2024	2023
Communications Segment
Wireless service	54%	53%	52%
Fiber and advanced connectivity[1]	13	12	11
Legacy and other transitional	8	10	13
Equipment	18	17	17
Latin America Segment
Wireless service	2	2	2
Equipment	1	1	1
[1] Includes Fiber revenues reported in our Consumer Wireline business unit and Fiber and advanced connectivity services reported in our Business Wireline business unit.

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

The Communications Act of 1934 and other related laws give the FCC authority to regulate the U.S. operations of our interstate telecommunications services. In addition, our ILEC subsidiaries are subject to regulation by state governments, which may regulate intrastate services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. AT&T subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international services, including interstate access charges. Access charges are a form of intercarrier compensation designed to reimburse our wireline subsidiaries for the use of their networks by other carriers.

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

IMPORTANCE, DURATION AND EFFECT OF LICENSES
Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services. Additional information relating to regulations affecting those rights is contained under the heading “Regulatory Landscape” of Item 7. We actively pursue patents, trademarks and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into licenses that permit other companies to utilize certain of our patents, trademarks,

AT&T Inc.
Dollars in millions except per share amounts
service marks, and technologies, in exchange for payments and subject to appropriate safeguards and restrictions. As we transition our network from a switch-based network to an IP, software-based network, we have increasingly entered into licensing agreements with software developers.

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

MAJOR CUSTOMERS
No customer accounted for 10% or more of our consolidated revenues in 2025, 2024 or 2023.

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

Broadband The desire for high-speed data on demand, including data-intensive activities, is continuing to lead customers to terminate their traditional wired or copper-based services and use our fiber or fixed wireless services or competitors’ fixed wireless, satellite and internet-based services. In most U.S. markets, we compete for customers with large cable companies and wireless broadband providers for high-speed internet and voice services.

Legacy Voice and Data We continue to lose legacy voice and data customers due to industry-wide secular declines and competitors (e.g., wireless, cable and VoIP providers) who can provide comparable services at lower prices because they are not subject to traditional telephone industry regulation (or the extent of regulation they are subject to is in dispute), utilize different technologies or promote a different business model. In most U.S. markets, we compete for customers with large cable companies and other smaller telecommunications companies.

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

RESEARCH AND DEVELOPMENT
AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cybersecurity, network operations support systems and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $843 in 2025, $955 in 2024, and $954 in 2023.

HUMAN CAPITAL
Number of Employees As of December 31, 2025, we employed approximately 133,030 persons.

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

AT&T Inc.
Dollars in millions except per share amounts

Labor Contracts Approximately 43% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts set to expire in 2026 include the following:
•A contract covering approximately 9,000 employees across 36 states and the District of Columbia is set to expire in February.
•A contract covering approximately 4,300 employees across five states is set to expire in April.
•Two wireline contracts covering approximately 1,800 employees across all 50 states as well as the U.S. Virgin Islands and Puerto Rico are set to expire in April.

Compensation and Benefits In addition to salaries, we provide a variety of benefit programs to help meet the needs of our employees. These programs cover active and former employees and may vary by subsidiary and region. These programs include 401(k) plans, pension benefits, and health and welfare benefits, among many others. In addition to our active employee base, at December 31, 2025, we had approximately 477,000 retirees and dependents who were eligible to receive retiree benefits.

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

Macro-Economic Factors:

Adverse changes in the U.S. securities markets, a higher interest rate environment, rising inflation and medical costs could materially increase our benefit plan costs and future funding requirements.

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

As a provider of telecommunications and technology services, we sell handsets, wireless data cards, wireless computing devices and customer premises equipment manufactured by various suppliers for use with our voice and data services and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. In recent years, the costs of these inputs and the costs of labor necessary to develop, deploy and maintain our networks and our products and services have increased. In addition, many of these inputs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw

AT&T Inc.
Dollars in millions except per share amounts
materials used in the production of these devices and network components, severe weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. Recent spending by hyperscalers and others to support AI is beginning to pressure supply chains for goods such as semiconductors and other network components. Inflationary and supply pressures may continue into the future and could have an adverse impact on our ability to source materials.

Our attempts to offset these cost and supply pressures, such as through increases in the selling prices of some of our products and services, may not be successful. Higher product or service prices may result in reductions in sales volume or increases in subscriber churn. Consumers may be less willing to pay a price differential for our products and services and may increasingly purchase lower-priced offerings from us or our competitors, or may forego some purchases altogether, during a period of inflationary pressure or an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives.

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

Our subsidiaries providing wired services are subject to significant federal and state regulation, while many of our competitors are not. In addition, our subsidiaries and affiliates operating outside the United States are also subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided. Our wireless subsidiaries are regulated to varying degrees by the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the courts, the FCC or states relating to broadband and wireless deployment could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, state rate regulation of broadband and concerns about global climate change, have led to proposals or new

AT&T Inc.
Dollars in millions except per share amounts
legislation at state, federal and foreign government levels to change or increase regulation on our operations, which could result in additional costs of compliance or litigation. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect data and offer targeted advertisements or result in additional costs of compliance or litigation. Should customers decide that our competitors offer a more customer-friendly environment, our competitive position, results of operations or financial condition could be materially adversely affected.

Extreme weather events and other potential effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal, state and foreign government regulation, all of which may result in potential adverse impact to our financial results.

The potential physical effects of extreme weather events and other potential effects of climate change, such as increased frequency and severity of storms, floods, fires, freezing conditions, sea-level rise and other climate-related events, could damage our networks and cause disruptions in our services, which could adversely affect our operations, infrastructure and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. While we currently do not believe the potential losses or costs associated with the physical effects of climate change will be material, it is difficult to accurately and precisely calculate the future impacts of the physical effects of climate change given the dynamic nature of its impacts on the environment.

Continuing growth in and the converging nature of wireless and broadband services will require us to deploy significant amounts of capital and require ongoing access to spectrum in order to provide attractive services to customers.

Wireless and broadband services are undergoing rapid and significant technological changes and a dramatic increase in usage, including, in particular, the demand for faster and seamless usage of data across mobile and fixed devices. Recent world events and trends accelerated these changes and also resulted in higher network utilization, as more customers consumed bandwidth. Streaming, augmented reality, “smart” technologies, user generated content and AI are expected to continue to drive greater demand for broadband. We must continually invest in our networks in order to improve our wireless and broadband services to meet this increasing demand and changes in customer expectations while remaining competitive. Improvements in these services depend on many factors, including continued access to and deployment of adequate spectrum and the capital needed to expand our wireline network to support transport of these services. In order to stem broadband connectivity losses to cable competitors in our non-fiber wireline areas, we have been expanding our all-fiber wireline network and where we offer our fixed wireless access product. We must maintain and expand our network capacity and coverage for transport of data, including video, and voice between cell and fixed landline sites. To this end, we participate in spectrum auctions and continue to deploy software and other technology advancements in order to efficiently invest in our network.

We have spent, and plan to continue spending, significant capital and other resources on the ongoing development and deployment of our 5G and fiber networks. This deployment and other network service enhancements and product launches may not occur as scheduled or at the cost expected due to many factors, including unexpected inflation, delays in determining equipment and wireless handset operating standards, supplier delays, software issues, increases in network and handset component costs, regulatory permitting delays for tower sites or enhancements, or labor-related delays. Deployment of new technology also may adversely affect the performance of the network for existing services. If we cannot acquire needed spectrum, if our 5G and fiber standalone or converged offerings fail to gain acceptance in the marketplace or if we otherwise fail to deploy the services customers desire on a timely basis with acceptable quality and at reasonable costs, then our ability to attract and retain customers, and, therefore, maintain and improve our operating margins, could be materially adversely affected.

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

AT&T Inc.
Dollars in millions except per share amounts
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

We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Our reputation and brand image could be negatively affected by a number of factors, including the safety, quality or reliability of our services, products and operations; cybersecurity incidents and data breaches, including our actual or perceived responses thereto; regulatory compliance; governance issues; our actual or perceived position or lack of position on social and other sensitive matters; and the conduct of our employees and former employees. Our ability to attract and retain employees is highly dependent upon our commitment to an inclusive workplace, ethical business practices and other qualities.

We currently are, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in or outside the ordinary course of our business based on alleged acts of misconduct by employees, contractors or other third parties. These actions seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, statutory or regulatory claims, negligence or gross negligence, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. The outcome of any allegations, lawsuits, claims or legal proceedings is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. In 2023, The Wall Street Journal published a series of articles alleging that lead-clad telecommunications cables are a public health hazard or may pose environmental risks. We are currently subject to litigation and have received inquiries from government authorities as a result of these assertions. We may be subject to additional litigation, government investigations and potentially new regulation or legislation relating to lead-clad cables. Any damage to our reputation or payments of significant amounts as a result of any of these issues, even if reserved, could materially and adversely affect our business, ability to serve customers, reputation, financial condition, results of operations and cash flows.

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

The communications industry has experienced rapid changes in the past several years. An increasing number of our customers are using mobile devices for using AI-enabled applications and as their primary means of viewing video. In addition, businesses and government bodies are broadly shifting to wireless-based services for homes and infrastructure to improve services to their respective customers and constituencies. We have spent, and continue to spend, significant capital to shift our wired network to software-based technology and are expanding 5G wireless technology to address these demands. We have entered and continue to enter into a significant number of software licensing agreements and continue to work with software developers to provide network functions in lieu of installing switches or other physical network equipment in order to respond to rapid developments in wireless demand. While software-based functionality can be changed much more quickly than, for example, physical switches, the rapid pace of development means that we may increasingly need to rely on single-source and software solutions that have not previously been deployed in production environments. Should this software not function as intended or our license agreements provide inadequate protection from intellectual property infringement claims, we could be forced to either substitute (if available) or else spend time to develop alternative technologies at a much higher cost and incur harm to our reputation for reliability, and, as a result, our ability to remain competitive could be materially adversely affected.

AT&T Inc.
Dollars in millions except per share amounts
We depend on various suppliers to provide equipment to operate our business and satisfy customer demand, and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. In some instances, we depend on key single-source suppliers to provide important inputs where there are few alternative suppliers available. These suppliers could fail to provide equipment on a timely or cost-effective basis, or fail to meet our performance expectations, for a number of reasons, including difficulties in obtaining export licenses for certain technologies, inflationary pressures, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability, including the outbreak of war and other hostilities, and public health emergencies. In certain circumstances, we could be liable for the actions of our suppliers and other third parties we do business with. These factors have caused, and may again cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products to the extent that we or our suppliers are impacted. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion, affecting our ability to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier or be unable to meet customer demand for certain products or services. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

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

As of December 31, 2025, approximately 43% of our workforce was represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. While we have labor contracts in place with these unions, with subsequent negotiations we have in the past and could in the future incur additional costs and/or experience work stoppages, which could adversely affect our business operations.

We may not realize or sustain the expected benefits from acquisitions, joint ventures or our business transformation initiatives, including dispositions, which could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position.

We have been and will be undertaking certain transformation initiatives and investments, which are designed to reduce costs, enable legacy rationalization, streamline and modernize distribution and customer service, improve our products and services, remove redundancies and simplify and improve processes and support functions. Our focus is on supporting added customer value with an improved customer experience. We intend for these efficiencies to enable increased investments in our strategic areas of focus, which include improving broadband connectivity (for example, fiber and 5G). We also expect these initiatives to drive efficiencies and improved margins. If we do not successfully manage and timely execute these initiatives and investments, which may include acquisitions, joint ventures, particularly those aimed at enhancing our fiber serviceable locations, and other strategic transactions, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected. In addition, any such initiative or investment entails certain risks and could present financial, managerial and operational challenges. Further, we are using and intend to further use AI-driven efficiencies in our network design and operations, software development, sales, marketing, customer support services and general and administrative costs. The models used in those products or operations, particularly generative AI models, may produce output or take action that is incorrect, release private or confidential information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or be otherwise harmful. AI-related laws and regulations continue to remain uncertain and may vary from jurisdiction to jurisdiction. There can be no assurance that the usage of AI will meaningfully enhance our

AT&T Inc.
Dollars in millions except per share amounts
products or operations, and any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.

We are subject to a number of lawsuits both in the United States and in foreign countries, including, at any particular time, claims relating to antitrust, patent infringement, wage and hour, personal injury, environmental, customer data and privacy violations, cyberattacks, regulatory proceedings, breach of contract, and selling and collection practices. We also spend substantial resources complying with various government standards, which may entail related investigations and litigation. In the wireless and wireline area, we also face current and potential litigation relating to alleged adverse health effects on customers or employees who use such technologies including, for example, wireless devices. We may incur significant expenses defending such suits or government charges and may be subject to injunctions or required to pay amounts or otherwise change our operations in ways that could materially adversely affect our operations or financial results.

Cyberattacks impacting our networks, systems or data or those of our suppliers or vendors may have a material adverse effect on our operations or results of operations.

Cyberattacks – including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems or accessing our data and those of our suppliers, vendors and other service providers – could have a material adverse effect on our operations or results of operations. As a critical infrastructure service provider, we believe that we are a particularly attractive target for such cyberattacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events.

Cyberattacks have caused, and may in the future cause, equipment or network failures, copying or loss of information, including sensitive personal information of customers or employees or proprietary information, as well as disruptions to our or our customers’, suppliers’ or vendors’ operations, which have and in the future could result in significant expenses, potential investigations and legal liability, a loss of current or future customers and reputational damage. Additional resources and management attention may be necessary to respond to government inquiries and requirements, including potentially conflicting demands and requirements from multiple government agencies. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. As our networks evolve, they are becoming increasingly reliant on software and cloud technologies to handle growing demands for data consumption. Cyberattacks against us and our suppliers and vendors have occurred in the past, including from highly sophisticated, state-sponsored actors as noted above, and will continue to occur in the future and are increasing in frequency, scope and potential harm over time. For example, in July 2024, we disclosed a cybersecurity incident on Item 1.05 of Form 8-K relating to the copying of mobile customer call data.

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

Extensive and costly efforts are undertaken to develop and test systems before deployment and to conduct ongoing monitoring and updating to prevent and withstand such attacks. While we may have contractual rights to assess the effectiveness of many of our suppliers’ and vendors’ systems and protocols, we cannot know or assess the effectiveness of all of our providers’ systems and controls at all times. While, to date, we have not been subject to a cyberattack that has had a material adverse effect on our operations or results of operations, the preventive actions we take, or our suppliers or vendors take, to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

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

AT&T Inc.
Dollars in millions except per share amounts
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

We intend to and have incurred debt to fund significant acquisitions, as well as spectrum purchases needed to compete in our industry. While we believe such decisions were prudent and necessary to take advantage of both growth opportunities and respond to industry developments, we did experience credit rating downgrades from historical levels. Banks and potential purchasers of our publicly traded debt may decide that these strategic decisions and similar actions we may take in the future, as well as expected trends in the industry, will continue to increase the risk of investing in our debt and may demand a higher rate of interest, impose restrictive covenants or otherwise limit the amount of potential borrowing. Additionally, our capital allocation plan is focused on, among other things, managing our debt level. Any failure to successfully execute this plan could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Our business may be impacted by changes in tax laws and regulations, judicial interpretations of the same or administrative actions by federal, state, local and foreign taxing authorities.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations, especially when evaluated against ever-changing products and services provided by our global telecommunications and technology businesses. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities and carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

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
•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review of such proceedings) and legislative and regulatory efforts involving issues important to our business, including, without limitation, results of pending governmental investigations; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; rules concerning digital discrimination; competition policy; privacy; net neutrality; copyright protection; availability of new spectrum on fair and reasonable terms; and wireless and satellite license awards and renewals, and our response to such legislative and regulatory efforts.
•Enactment of or changes to state, local, federal and/or foreign tax laws and regulations, and actions by tax agencies and judicial authorities, and the resolution of disputes with any taxing jurisdictions.
•U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent.
•Our ability to compete in a competitive industry and against competitors that can offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies and/or government-owned or subsidized networks, and our response to such competition and emerging technologies, including artificial intelligence.
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
•The impact from major equipment, software or other failures or errors that disrupt our networks or cyber incidents; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner; severe weather conditions or other natural disasters including earthquakes and forest fires; public health emergencies; energy shortages; or wars or terrorist attacks.
•The issuance by the FASB or other accounting oversight bodies of new or revised accounting standards.
•The imposition of tariffs and their duration and uncertainty surrounding further tariffs and congressional action regarding spending and taxation, which may result in changes in government spending and affect business and consumer spending trends.
•Our ability to realize or sustain the expected benefits of our business transformation initiatives, which are designed to reduce costs, enable legacy rationalization, streamline distribution, remove redundancies and simplify and improve processes and support functions.
•Our ability to successfully complete acquisitions, divestitures and joint venture transactions, as well as achieve our expectations regarding the financial impact of completed and/or pending transactions.

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

Our CISO plays the key management role in assessing and managing our material risks from cybersecurity threats. The CISO also works closely with AT&T Legal to oversee compliance with legal, regulatory and contractual security requirements. The CISO has extensive technical leadership experience and cybersecurity expertise, gained from over 20 years of experience, including serving as the Chief Information Security Officer and Director of the Office of Cybersecurity at a U.S. government agency, in addition to serving as the Chief Information Security Officer of two large public companies. Prior to that, he served for 20 years in the U.S. military, in various information technology roles of increasing seniority. The security professionals in the CSO have cybersecurity backgrounds and expertise relevant to their roles, including, in certain circumstances, relevant industry certifications.

Risk Management and Strategy
We maintain a network and information security program that is reasonably designed to protect our information, and that of our customers, from unauthorized risks to their confidentiality, integrity or availability. Our program encompasses the CSO and its policies, platforms, procedures and processes for assessing, identifying and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers. The program is integrated into our overall risk management framework and is generally designed to identify and respond to security incidents and threats in a timely manner to minimize the loss or compromise of information assets and to facilitate incident resolution.

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

Impact of Cybersecurity Risk
In 2025, we did not identify and were not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For a discussion of cybersecurity risk, please see the information contained under the heading “Cyberattacks impacting our networks, systems or data or those of our suppliers or vendors may have a material adverse effect on our operations or results of operations” of Item 1A.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2025, of our total property, plant and equipment, outside plant (including cable, wiring and other non-central office network equipment) represented 29%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 26%; central office equipment represented 25%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 8%.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.
Dollars in millions except per share amounts

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
As of February 1, 2026

Name	Age	Position	Held Since

John T. Stankey	63	Chairman of the Board, Chief Executive Officer and President	2/2025
Darcie (Henry) Cakaric	54	Senior Executive Vice President and Chief Human Resources Officer	10/2025
Pascal Desroches	61	Senior Executive Vice President and Chief Financial Officer	4/2021
Edward W. Gillespie	64	Senior Executive Vice President - External and Legislative Affairs, AT&T Services, Inc.	4/2020
Kellyn S. Kenny	48	Chief Marketing and Growth Officer	5/2022
Lori M. Lee	60	Global Marketing Officer and Senior Executive Vice President - International	12/2022
Jeremy Legg	56	Chief Technology Officer, AT&T Services, Inc.	5/2022
David R. McAtee II	57	Senior Executive Vice President and General Counsel	10/2015
Jeffery S. McElfresh	55	Chief Operating Officer	5/2022

The above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Ms. Cakaric. Executive officers are not appointed to a fixed term of office.

Ms. Cakaric was previously Chief People Officer of StackAdapt from July 2024 to October 2025, Chief People Officer of Flexport from September 2023 to July 2024, Chief People Officer of Snap from October 2022 to September 2023, Chief Human Resources Officer of Amazon.com from July 2021 to October 2022 and Vice President of Human Resources of Amazon.com from June 2016 to June 2021.

AT&T Inc.
Dollars in millions except per share amounts
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “T”. The number of stockholders of record as of December 31, 2025 and 2024 was 671,341 and 712,700. The number of stockholders of record as of January 28, 2026, was 668,838. We declared dividends on common stock, on a quarterly basis, totaling $1.11 per share in 2025 and 2024.

STOCK PERFORMANCE GRAPH

The comparison above assumes $100 invested on December 31, 2020, in AT&T common stock and the following Standard & Poor’s (S&P) Indices: S&P 500 Index and S&P 500 Communication Services Index. Total return equals stock price appreciation plus reinvestment of dividends.

AT&T Inc.
Dollars in millions except per share amounts

A summary of our repurchases of common stock during the fourth quarter of 2025 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs[1]
October 1, 2025 –
October 31, 2025	25,877,433	$26.09	25,875,113	$6,881
November 1, 2025 –
November 30, 2025	20,730,081	$25.23	20,700,000	$6,359
December 1, 2025 –
December 31, 2025	25,622,121	$24.70	25,421,711	$5,731
Total	72,229,635	$25.35	71,996,824
1 In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock (the “2024 Authorization”). Amounts in Column (d) represent amounts remaining under the 2024 Authorization. In January 2026, our Board of Directors approved, and we announced, an authorization to repurchase an additional $10,000 of common stock. The authorizations have no expiration date.

2 Of the shares purchased, 232,811 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024.

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

				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating Revenues
Communications	$120,896	$117,652	$118,038	2.8%	(0.3)%
Latin America	4,379	4,232	3,932	3.5	7.6
Corporate	373	452	458	(17.5)	(1.3)
AT&T Operating Revenues	$125,648	$122,336	$122,428	2.7%	(0.1)%

Operating Income (Loss)
Communications	$27,927	$27,095	$27,801	3.1%	(2.5)%
Latin America	145	40	(141)	—	—
Segment Operating Income	28,072	27,135	27,660	3.5	(1.9)
Corporate	(2,559)	(2,902)	(2,961)	11.8	2.0
Certain significant items	(1,351)	(5,184)	(1,238)	73.9	—
AT&T Operating Income	$24,162	$19,049	$23,461	26.8%	(18.8)%

The Communications segment accounted for approximately 97% of our 2025 and 2024 total segment operating revenues and accounted for substantially all segment operating income in 2025 and 2024. This segment provides services to businesses and consumers located in the United States and businesses globally. Our business strategies reflect integrated product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
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

The Latin America segment accounted for approximately 3% of our 2025 and 2024 total segment operating revenues and less than 1% of segment operating income in 2025 and 2024. This segment provides wireless service and equipment in Mexico.

AT&T Inc.
Dollars in millions except per share amounts
RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the following table. We then discuss factors affecting our overall results. Additional analysis is discussed in our “Segment Results” section. We also discuss our expected revenue and expense trends for 2026 in the “Operating Environment and Trends of the Business” section.

				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating revenues
Service	$101,158	$100,135	$99,649	1.0%	0.5%
Equipment	24,490	22,201	22,779	10.3	(2.5)
Total Operating Revenues	125,648	122,336	122,428	2.7	(0.1)

Operating expenses
Operations and support	79,762	77,632	78,997	2.7	(1.7)
Asset impairments and abandonments and restructuring	838	5,075	1,193	(83.5)	—
Depreciation and amortization	20,886	20,580	18,777	1.5	9.6
Total Operating Expenses	101,486	103,287	98,967	(1.7)	4.4
Operating Income	24,162	19,049	23,461	26.8	(18.8)
Interest expense	6,804	6,759	6,704	0.7	0.8
Equity in net income of affiliates	1,895	1,989	1,675	(4.7)	18.7
Other income (expense) – net	7,754	2,419	1,416	—	70.8
Income Before Income Taxes	27,007	16,698	19,848	61.7	(15.9)
Net Income	23,386	12,253	15,623	90.9	(21.6)
Net Income Attributable to AT&T	21,953	10,948	14,400	—	(24.0)
Net Income Attributable to Common Stock	$21,889	$10,746	$14,192	—%	(24.3)%

OVERVIEW

Operating revenues increased in 2025, reflecting higher Mobility and Consumer Wireline revenues, partially offset by declines in Business Wireline. Operating revenues in Mexico were also higher, overcoming unfavorable foreign exchange impacts during the first half of 2025.

Operations and support expenses increased in 2025, reflecting higher sales volumes in our Mobility business unit, which drove higher equipment, advertising, selling and bad debt expenses. Also contributing to higher costs were approximately $440 of apportioned legal settlements during 2025, higher network-related expenses and advertising costs due to the launch of a new campaign in 2025. Increases were partially offset by declines from our continued transformation efforts and lower content licensing fees.

Asset impairments and abandonments and restructuring decreased in 2025, with higher impairments in 2024. Noncash charges in 2024 primarily related to a goodwill impairment charge of $4,422 associated with our Business Wireline reporting unit as well as restructuring charges, including termination fees associated with our network modernization program to deploy commercial scale open radio access network (Open RAN). Expenses in 2025 primarily relate to restructuring severance charges.

Depreciation and amortization expense increased in 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades, partially offset by lower depreciation from fully depreciated legacy assets and impacts from our Open RAN network modernization efforts.

Operating income increased in 2025 and decreased in 2024. Our operating margin was 19.2% in 2025, compared to 15.6% in 2024, and 19.2% in 2023.

Interest expense increased in 2025, primarily due to lower capitalized interest associated with spectrum acquisitions. The increase was partially offset by lower average commercial paper balances.

AT&T Inc.
Dollars in millions except per share amounts
Equity in net income of affiliates decreased in 2025, reflecting our sale of DIRECTV in July 2025. The decrease was partially offset by cash distributions received by AT&T in excess of the carrying amount of our investment in DIRECTV prior to disposition (see Notes 10 and 19).

Other income (expense) – net increased in 2025. The increase was primarily due to a gain of approximately $5,600 recognized on the sale of our interest in DIRECTV (see Note 10). The increase was also driven by a gain on a prior disposition and noncash impairment charges for a held-for-sale business and our SKY Mexico equity investment. Partially offsetting the increases were lower pension and postretirement benefit credits and lower returns on other benefit-related investments.

Income tax expense decreased in 2025, primarily due to a lower effective tax rate driven by a tax-free gain on sale of DIRECTV in 2025 and a goodwill impairment in 2024, which is not deductible for tax purposes.

Our effective tax rate was 13.4% in 2025, 26.6% in 2024, and 21.3% in 2023, reflecting the nonrecognition of income taxes on the DIRECTV gain and larger discrete tax benefits in 2025, and the goodwill impairment in 2024, which was not deductible for tax purposes.

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

COMMUNICATIONS SEGMENT				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Segment Operating Revenues
Mobility	$89,482	$85,255	$83,982	5.0%	1.5%
Business Wireline	17,231	18,819	20,883	(8.4)	(9.9)
Consumer Wireline	14,183	13,578	13,173	4.5	3.1
Total Segment Operating Revenues	$120,896	$117,652	$118,038	2.8%	(0.3)%

Segment Operating Income (Loss)
Mobility	$27,196	$26,314	$25,861	3.4%	1.8%
Business Wireline	(816)	(88)	1,289	—	—
Consumer Wireline	1,547	869	651	78.0	33.5
Total Segment Operating Income	$27,927	$27,095	$27,801	3.1%	(2.5)%

Operating revenues increased in 2025, driven by increases in Mobility service revenue and our Consumer Wireline business unit, driven by gains in wireless and broadband services. Partially offsetting these increases were declines in our Business Wireline business unit, which reflects lower demand for legacy services.

Operating income increased in 2025 and decreased in 2024. The 2025 operating income reflects an increase in operating income from our Mobility and Consumer Wireline business units, partially offset by a decrease in our Business Wireline business unit. Our Communications segment operating income margin was 23.1% in 2025, 23.0% in 2024 and 23.6% in 2023. Our Communications segment EBITDA margin was 39.6% in 2025, 39.5% in 2024 and 38.3% in 2023.

AT&T Inc.
Dollars in millions except per share amounts
Communications Business Unit Discussion

Mobility Results
				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating revenues
Service	$67,384	$65,373	$63,175	3.1%	3.5%
Equipment	22,098	19,882	20,807	11.1	(4.4)
Total Operating Revenues	89,482	85,255	83,982	5.0	1.5

Operating expenses
Operations and support	51,864	48,724	49,604	6.4	(1.8)
Depreciation and amortization	10,422	10,217	8,517	2.0	20.0
Total Operating Expenses	62,286	58,941	58,121	5.7	1.4
Operating Income	$27,196	$26,314	$25,861	3.4%	1.8%

The following tables highlight other key measures of performance for Mobility:

Subscribers
				Percent Change
(in 000s)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Postpaid	90,879	89,200	87,104	1.9%	2.4%
Postpaid phone	74,214	72,749	71,255	2.0	2.1
Prepaid	18,294	19,023	19,236	(3.8)	(1.1)
Reseller	10,932	9,628	7,468	13.5	28.9
Total Mobility Subscribers[1]	120,105	117,851	113,808	1.9%	3.6%
[1]Wireless subscribers and net additions exclude customers with free lines provided under promotional pricing until such lines are converted to paying lines.

Mobility Net Additions
				Percent Change
(in 000s)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Postpaid Phone Net Additions	1,551	1,653	1,744	(6.2)%		(5.2)%
Total Phone Net Additions	1,159	1,525	1,801	(24.0)		(15.3)

Postpaid[1]	1,738	2,250	2,315	(22.8)		(2.8)
Prepaid	(536)	(102)	128	—		—
Reseller	1,112	2,020	1,279	(45.0)		57.9
Mobility Net Subscriber Additions[2,3]	2,314	4,168	3,722	(44.5)%		12.0%

Postpaid Churn[4]	1.05%	0.92%	0.98%	13	BP	(6) BP
Postpaid Phone Churn[4]	0.90%	0.76%	0.81%	14	BP	(5) BP
1In addition to postpaid phones, includes tablets and wearables and other. Tablet net adds (losses) were 143, 167 and (68) for the years ended December 31, 2025, 2024 and 2023, respectively. Wearables and other net adds were 44, 430 and 639 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

AT&T Inc.
Dollars in millions except per share amounts
Service revenue increased during 2025, largely due to growth from subscriber gains, partially offset by promotional activity.

ARPU
Postpaid ARPU increased in 2025 reflecting pricing actions that were largely offset by increased promotional activity, growth in our converged customer relationships, and our success in attracting customers in underpenetrated segments with lower ARPUs but attractive lifetime values, such as age 55-plus in our “value customers.”

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone churn were higher in 2025, partially driven by an increase in our customer base that reached the end of device financing periods, which normalized in the second half of 2025.

Equipment revenue increased in 2025, primarily driven by higher wireless device sales volumes.

Operations and support expenses increased in 2025, primarily due to higher sales volumes, which drove higher equipment, advertising, selling and bad debt expenses. The increase also reflected higher advertising due to the launch of a new campaign, and higher network costs that were partially offset by lower content licensing fees and expense declines from transformation efforts.

Depreciation expense increased in 2025, primarily due to ongoing capital spending for network upgrades and expansion, partially offset by lower depreciation impacts from our network modernization efforts.

Operating income increased in 2025 and 2024. Our Mobility operating income margin was 30.4% in 2025, 30.9% in 2024 and 30.8% in 2023. Our Mobility EBITDA margin was 42.0% in 2025, 42.8% in 2024 and 40.9% in 2023.

Business Wireline Results
				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating revenues
Legacy and other transitional services	$9,170	$11,095	$13,680	(17.4)%	(18.9)%
Fiber and advanced connectivity services	7,333	6,969	6,594	5.2	5.7
Equipment	728	755	609	(3.6)	24.0
Total Operating Revenues	17,231	18,819	20,883	(8.4)	(9.9)

Operating expenses
Operations and support	12,213	13,352	14,217	(8.5)	(6.1)
Depreciation and amortization	5,834	5,555	5,377	5.0	3.3
Total Operating Expenses	18,047	18,907	19,594	(4.5)	(3.5)
Operating Income (Loss)	$(816)	$(88)	$1,289	—%	—%

Legacy and other transitional services revenues decreased in 2025, driven by lower demand for legacy and VPN services, which we expect to continue as we decommission our copper-based legacy network. These revenue declines were partially offset by targeted pricing actions in the first quarter of 2025.

Fiber and advanced connectivity services revenues increased in 2025, driven by higher fiber and fixed wireless revenues.

Equipment revenues decreased in 2025, driven by lower customer premises equipment sales, which can vary from year to year based on the nature of services purchased.

Operations and support expenses decreased in 2025, primarily driven by lower personnel and customer support costs associated with ongoing transformation initiatives. Expense declines also include lower network and advertising costs.

Depreciation expense increased in 2025, primarily due to ongoing capital investment for strategic initiatives such as fiber, partially offset by fully depreciated legacy assets.

AT&T Inc.
Dollars in millions except per share amounts
Operating income decreased in 2025 and 2024. Our Business Wireline operating income margin was (4.7)% in 2025, (0.5)% in 2024 and 6.2% in 2023. Our Business Wireline EBITDA margin was 29.1% in 2025, 29.1% in 2024 and 31.9% in 2023.

Consumer Wireline Results
				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating revenues
Broadband	$12,187	$11,212	$10,455	8.7%	7.2%
Legacy voice and data services	1,013	1,265	1,508	(19.9)	(16.1)
Other service and equipment	983	1,101	1,210	(10.7)	(9.0)
Total Operating Revenues	14,183	13,578	13,173	4.5	3.1

Operating expenses
Operations and support	8,933	9,048	9,053	(1.3)	(0.1)
Depreciation and amortization	3,703	3,661	3,469	1.1	5.5
Total Operating Expenses	12,636	12,709	12,522	(0.6)	1.5
Operating Income	$1,547	$869	$651	78.0%	33.5%

The following tables highlight other key measures of performance for Consumer Wireline:

Broadband Connections
				Percent Change
(in 000s)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Broadband[1]	14,704	13,987	13,729	5.1%	1.9%
Fiber Broadband Connections	10,406	9,331	8,307	11.5%	12.3%
[1]Includes AIA.

Broadband Net Additions
				Percent Change
(in 000s)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Broadband Net Additions[1,2]	729	258	(24)	—%	—%
Fiber Broadband Net Additions	1,075	1,024	1,092	5.0%	(6.2)%
[1]Includes AIA.
[2]Excludes the impact of customer disconnections resulting from the termination of AIA services in areas with unfavorable regulatory requirements in the first quarter of 2025.

Broadband revenues increased in 2025, driven by an increase in fiber revenues of 17.0%. Higher fiber revenues reflect an increase in fiber customers, which we expect to continue as we invest further in building our fiber footprint, and higher ARPU. This increase also includes growth in AIA revenues and was partially offset by declines in copper-based broadband services.

Legacy voice and data service revenues decreased in 2025, reflecting the continued decline in demand for these services in favor of other technologies, such as wireless and fiber services.

Other service and equipment revenues decreased in 2025, reflecting the continued decline in the number of VoIP customers.

Operations and support expenses decreased in 2025, driven by lower customer support costs and content licensing fees, offset by higher network-related expenses and marketing costs.
Depreciation expense increased in 2025, primarily due to ongoing capital spending for strategic initiatives such as fiber and network upgrades and expansion, partially offset by fully depreciated legacy assets.

Operating income increased in 2025 and 2024. Our Consumer Wireline operating income margin was 10.9% in 2025, 6.4% in 2024 and 4.9% in 2023. Our Consumer Wireline EBITDA margin was 37.0% in 2025, 33.4% in 2024 and 31.3% in 2023.

AT&T Inc.
Dollars in millions except per share amounts

LATIN AMERICA SEGMENT				Percent Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Segment Operating revenues
Service	$2,715	$2,668	$2,569	1.8%	3.9%
Equipment	1,664	1,564	1,363	6.4	14.7
Total Segment Operating Revenues	4,379	4,232	3,932	3.5	7.6

Segment Operating expenses
Operations and support	3,563	3,535	3,349	0.8	5.6
Depreciation and amortization	671	657	724	2.1	(9.3)
Total Segment Operating Expenses	4,234	4,192	4,073	1.0	2.9
Operating Income (Loss)	$145	$40	$(141)	—%	—%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				Percent Change
(in 000s)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Postpaid	6,751	5,837	5,236	15.7%	11.5%
Prepaid	17,730	17,486	16,663	1.4	4.9
Reseller	199	253	417	(21.3)	(39.3)
Mexico Wireless Subscribers	24,680	23,576	22,316	4.7%	5.6%

Mexico Wireless Net Additions
				Percent Change
(in 000s)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Postpaid	914	601	311	52.1%	93.2%
Prepaid	244	823	459	(70.4)	79.3
Reseller	(54)	(164)	(57)	67.1	—
Mexico Wireless Net Additions	1,104	1,260	713	(12.4)%	76.7%

Service revenues increased in 2025, reflecting growth in subscribers and ARPU, partially offset by unfavorable foreign exchange impacts.

Equipment revenues increased in 2025, driven by higher equipment sales, partially offset by unfavorable foreign exchange impacts.

Operations and support expenses increased in 2025, driven by increased sales volume, resulting in higher equipment, selling and bad debt expense, partially offset by favorable impact of foreign exchange.

Depreciation expense increased in 2025, primarily due to accelerated depreciation on certain network assets and higher in-service assets, partially offset by favorable impact of foreign exchange.

Operating income improved in 2025 and 2024. Our Mexico operating income margin was 3.3% in 2025, 0.9% in 2024 and (3.6)% in 2023. Our Mexico EBITDA margin was 18.6% in 2025, 16.5% in 2024 and 14.8% in 2023.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2026 Revenue Trends We expect revenue growth in our wireless and broadband businesses as customers demand instant connectivity and higher speeds made possible by wireless network enhancements through 5G deployment and our fiber network expansion. We believe that our simplified go-to-market strategy for 5G in underpenetrated markets will continue to contribute

AT&T Inc.
Dollars in millions except per share amounts
to wireless subscriber and service revenue growth and that expansion of our fiber and AIA serviceable locations will drive greater demand for broadband services. We expect that an increasing portion of our revenues will come from converged customers with seamless connectivity through an innovative product portfolio and strong customer relationships.

As we expand our fiber reach, we will be orienting our business portfolio to leverage this opportunity to offset continuing declines in legacy Business Wireline products by growing connectivity with small to mid-sized businesses. We plan to use our strong fiber and wireless assets, broad distribution and integrated product offerings to strengthen our overall market position. We will continue to rationalize our product portfolio with a longer-term shift of the business to fiber and wireless connectivity, and growth in value-added services. As customers are demanding faster and more reliable services, we are decommissioning our legacy copper network and enhancing our offerings to include services that provide better experiences over newer technologies, such as AT&T Internet Air.

2026 Expense Trends During 2026, we expect expense trends consistent with the prior year, and that we will continue to focus on efficiency, led by our cost transformation initiative. We expect the spending required to support growth and efficiency initiatives, primarily our continued deployment of fiber and 5G, to pressure expense trends in 2026. These investments will help prepare us to meet the continued increase in customer demand for enhanced wireless and broadband services, including on-the-go video streaming, augmented reality, “smart” technologies, user generated content and AI. Our network modernization efforts should result in a more efficient use of capital and lower network-related expenses in the coming years. Furthermore, access to our network and newer technology may drive customers to upgrade devices and equipment, the expenses associated with those equipment sales are expected to contribute to higher costs.

We continue to transform our operations to be more efficient and effective. We are restructuring businesses, working with regulators and customers to sunset legacy networks, improving customer service and ordering functions through digital transformation, sizing our support costs and staffing with current activity levels, and reassessing overall benefit costs. We also expect cost savings through AI-driven efficiencies in network design and operations, software development, sales, marketing, customer support services and general and administrative costs.
Market Conditions In recent years, uncertainty surrounding global growth rates, tariffs, inflation and a higher interest rate environment continued to produce volatility in the credit, currency and equity markets. We expect ongoing pressure on pricing during 2026 as we respond to the geopolitical and macroeconomic environment and our competitive marketplace, especially in wireless services.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. Our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We plan to voluntarily contribute approximately $350 to our pension plans in 2026 and expect only minimal ERISA contribution requirements. Investment returns on these assets depend largely on trends in the economy, and a weakness in the equity, fixed income and real asset markets could require us to make future contributions to the pension plans. In addition, our policy of recognizing actuarial gains and losses related to our pension and other postretirement plans in the period in which they arise subjects us to earnings volatility caused by changes in market conditions; however, these actuarial gains and losses do not impact segment performance as they are required to be recorded in “Other income (expense) – net.” Changes in our discount rate, which are tied to changes in the bond market, and changes in the performance of equity markets, may have significant impacts on the valuation of our pension and other postretirement obligations at the end of 2026 (see “Critical Accounting Policies and Estimates”).

Expected Growth Areas Over the next few years, we expect our growth to come from wireless and IP-based fiber broadband services. We provide integrated services to diverse groups of customers in the United States. on a converged telecommunications network utilizing different technological platforms. In 2026, our key initiatives include:
•Continuing our wireless subscriber momentum and 5G deployment, with expansion of wireless subscribers in underpenetrated markets and converged connectivity.
•Continuing our fiber deployment, improving fiber penetration, growing AT&T Internet Air services, accelerating connectivity growth and increasing broadband revenues, inclusive of impact of integrating recent acquisitions of spectrum and fiber assets.
•Continuing our deployment of Open RAN to build a more robust ecosystem of network infrastructure providers and suppliers, fostering lower network costs, improved operational efficiencies and allowing for continued investment in our fast-growing broadband network.
•Continuing to drive efficiencies and a competitive advantage through cost transformation initiatives, including modernization of our IT infrastructure and product simplification.

Wireless We expect to continue to deliver revenue growth in the coming years. We are in a period of rapid growth in wireless video and data usage and believe that there are substantial opportunities available for next-generation integrated services that

AT&T Inc.
Dollars in millions except per share amounts
combine technologies and services. As of December 31, 2025, we served 145 million wireless subscribers in North America, with 120 million in the United States.

Our LTE technology covers over 441 million people in North America, and in the United States, we cover all major metropolitan areas and over 337 million people. At December 31, 2025, our network covers more than 322 million people with 5G technology in the United States and North America. When combined with our upgraded backhaul network, we provide enhanced network capabilities and superior mobile broadband speeds for data and video services.

Our networks covering both the United States and Mexico have enabled our customers to use wireless services without roaming on other companies’ networks. At December 31, 2025, we provided LTE coverage to over 104 million people in Mexico.

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

In 2021, New York enacted the Affordable Broadband Act (ABA), requiring ISPs offering “fixed” mass-market broadband service, including fixed wireless, to offer discounted plans to low-income customers. In June 2021, the ABA was enjoined by a federal district court, which found the ABA preempted by federal law. In April 2024, the Second Circuit overruled and vacated the district court order. The Supreme Court subsequently denied the trade association’s request for review. Under an agreement

AT&T Inc.
Dollars in millions except per share amounts
with the New York Attorney General, the law began to be enforced on January 15, 2025. A number of state legislatures have since considered legislation regulating the rates of fixed broadband service, with Connecticut adopting a law requiring wireline ISPs that are state contractors to stand up a discounted broadband offering to low-income customers.

Since 2018, some states have adopted legislation or issued executive orders that established state net neutrality rules, including California, Maine, Minnesota, Vermont and Washington. Additional states may seek to impose net neutrality requirements in the future.

On November 15, 2023, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules, which became effective March 22, 2024, prohibit covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly apply prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband, including deployment, marketing and credit checks, among other things. We may be required to answer complaints alleging that the company has violated the FCC rules, and those complaints may seek relief, including changes to our business practices or civil forfeitures that could result in significant costs or reputational harm. It is currently uncertain how the FCC will enforce these new rules. Several business associations have filed appeals challenging the rules and several of those appeals have been consolidated in the Eighth Circuit, which held oral argument on September 25, 2024.

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

Wireless Industry-wide network densification and 5G technology expansion efforts, which are needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment. This increases the importance of local permitting processes that allow for the placement of small cell equipment in the public right-of-way on reasonable timelines and terms. The FCC has adopted multiple Orders streamlining federal, state and local wireless structure review processes that had the tendency to delay and impede deployment of small cell and related infrastructure used to provide telecommunications and broadband services. Additional spectrum will be needed industrywide for 5G and future services. On July 4, 2025, as part of the omnibus reconciliation package (One Big Beautiful Bill (OBBB)), the President signed into law a provision that reauthorized, for 10 years, FCC statutory authority to conduct spectrum auctions and further required auction of 800 MHz of spectrum within eight years. The FCC’s implementation of this legislation will have a direct impact on whether the wireless industry has sufficient spectrum to support future wireless services. As a first step, in November 2025, the FCC opened a rulemaking to consider the auctioning of spectrum in the upper C-Band, as required by OBBB.

ACCOUNTING POLICIES AND STANDARDS
Critical Accounting Policies and Estimates Because of the size of the financial statement line items they relate to or the extent of judgment required by our management, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others.

Pension and Postretirement Benefits Our actuarial estimates of retiree benefit expense and the associated significant weighted-average assumptions are discussed in Note 14. Our assumed weighted-average discount rates for pension and postretirement benefits of 5.50% and 5.30%, respectively, at December 31, 2025, reflect the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants. We determined our discount rate based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows for the obligations. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2025, when compared to the year ended December 31, 2024, we decreased our pension discount rate by 0.20%, resulting in an increase in our pension plan benefit obligation of $680, and decreased our postretirement discount rate by 0.30%, resulting in an increase in our postretirement benefit obligation of $167.

AT&T Inc.
Dollars in millions except per share amounts
Our expected long-term rate of return is 7.75% on pension plan assets and 4.00% on postretirement plan assets for 2025 and 2026. Our expected return on plan assets is calculated using the actual fair value of plan assets. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2026 combined pension and postretirement cost to increase $139, which under our accounting policy would be adjusted to actual returns in the current year upon remeasurement of our retiree benefit plans.

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

As of October 1, 2025, the calculated fair values of the reporting units with remaining goodwill exceeded their book values in all circumstances in excess of 10%. If either the projected long-term growth rates declined by 0.5%, if the projected long-term EBITDA margin declined by 0.5%, or if the weighted average cost of capital increased by 0.5%, the fair values would still be higher than the book value of the reporting units.

The fair values of our remaining reporting units could be negatively impacted by future sustained declines in macroeconomic or business conditions, higher discount rates or declines in the value of AT&T stock and could result in goodwill impairment charges in future periods.

U.S. Wireless Licenses
We have the option to first perform a qualitative assessment to determine whether it is more likely than not that the book value of our wireless licenses exceeds the fair value. On a periodic basis, or if the qualitative assessment indicates potential impairment, we will perform a quantitative impairment test.

Our quantitative assessment involves assessing the fair value of U.S. wireless licenses using a discounted cash flow model (the Greenfield Approach) and a qualitative corroborative market approach based on auction prices, depending upon auction activity. The Greenfield Approach assumes a company initially owns only the wireless licenses and makes investments required to build an operation comparable to current use. These licenses are tested annually for impairment on an aggregated basis, consistent with their use on a national scope for the United States. For impairment testing, we assume subscriber and revenue growth will trend up to projected levels, with a long-term growth rate reflecting expected long-term inflation trends. We assume churn rates will initially exceed our current experience but decline to rates that are in line with industry-leading churn.

During 2025, we performed a qualitative impairment assessment that considered several factors, including macroeconomic conditions, industry and regulatory considerations, recent and projected performance of the reporting unit and the prior quantitative impairment testing results. The qualitative assessment indicated it is more likely than not that the fair value of our wireless licenses exceeded the book value; thus, a quantitative assessment was not performed.

For our most recent quantitative assessment, which was performed in 2024, we used a discount rate of 8.75%, based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity for the licenses, to calculate the present value of the projected cash flows. The quantitative impairment assessment indicated the fair value of our wireless licenses exceeded their book value by more than 10%. If either the projected rate of long-term growth of cash flows or revenues

AT&T Inc.
Dollars in millions except per share amounts
declined by 0.5%, or if the discount rate increased by 0.5%, the fair values of these wireless licenses would still be higher than the book value.

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

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31,	2025	2024	2023
Cash provided by operating activities	$40,284	$38,771	$38,314
Cash used in investing activities	(18,777)	(17,490)	(19,660)
Cash used in financing activities	(6,386)	(24,708)	(15,614)

At December 31,	2025	2024
Cash and cash equivalents	$18,234	$3,298
Total debt	136,100	123,532

We had $18,234 in cash and cash equivalents available at December 31, 2025, increasing $14,936 since December 31, 2024. Cash and cash equivalents included cash of $3,521 and money market funds and other cash equivalents of $14,713. Approximately $1,330 of our cash and cash equivalents were held in accounts outside of the United States and may be subject to restrictions on repatriation. Our cash and cash equivalents at December 31, 2025 was elevated in anticipation of the consummation of announced transactions. (See Note 6)

In 2025, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and the disposition of our investment in DIRECTV. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, including higher device payments from higher sales volumes. The cash generated from operating activities was primarily used to fund capital improvements, make dividend payments to stockholders, repurchase preferred and common stock, and repay long-term debt. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Refer to “Contractual Obligations” discussion below for additional information regarding our cash requirements.

Cash Provided by Operating Activities
During 2025, cash provided by operating activities was $40,284, compared to $38,771 in 2024, driven by operational growth and lower cash tax payments. Partially offsetting this increase and lowering cash from operations during 2025 were voluntarily pension contributions of approximately $1,150 and advanced cash payments of about $900 to Frontier Communications, a subsidiary of Verizon Communications Inc.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that

AT&T Inc.
Dollars in millions except per share amounts
permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to 90 days at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to improve cash from operating activities $443 in 2025 and $661 in 2024. All supplier financing payments are due within one year. (See Note 22)

Cash Used in Investing Activities
During 2025, cash used in investing activities totaled $18,777, consisting primarily of $20,842 (including interest during construction) for capital expenditures. During 2025, investing activities also included $148 of FirstNet sustainability receipts net of investment and $620 for our investment in a new strategic partner, DriveNets, related to wireline network transformation accounted for under the equity method of accounting.

On July 2, 2025, we completed the sale of our interest in DIRECTV to TPG and recorded a current note receivable of approximately $3,600, of which we had received $3,100 by the end of 2025, and a long-term note receivable of $500. (See Note 10)

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. Vendor financing payments were $1,181 in 2025, compared to $1,792 in 2024. Capital expenditures in 2025 were $20,842, and when including $1,181 cash paid for vendor financing, capital investment was $22,023 ($32 lower than the prior year).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. In 2025, we placed $1,594 of productive assets in service under vendor financing arrangements (compared to $700 in 2024).

In November 2024, we agreed to purchase select spectrum licenses from United States Cellular Corporation (UScellular) for approximately $1,000, subject to closing conditions, including the consummation of UScellular’s sale of its wireless operations and select spectrum assets to T-Mobile US, Inc. We completed our acquisition of these licenses on January 13, 2026, with a cash payment of $1,018.

On May 21, 2025, we agreed to acquire substantially all of Lumen’s Mass Markets fiber business for $5,750 in cash, subject to purchase price adjustments. At the time of signing, the pending acquisition covered approximately one million fiber customers, and also included fiber network assets that reached more than four million fiber locations. On February 2, 2026, we completed the transaction and expect to manage the customer relationships in our Consumer Wireline business and place the fiber network assets in a new, wholly owned subsidiary. We plan to sell a controlling interest in the subsidiary to an equity partner that will co-invest in the ongoing business, and, as such, it is expected to meet the criteria for discontinued operations.

On August 25, 2025, we agreed to purchase FCC licenses in the 600 MHz and 3.45 GHz bands from EchoStar for approximately $23,000, subject to certain adjustments. The transaction is expected to close in early 2026 and is subject to regulatory approval and other closing conditions. The FCC licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. We signed a short-term spectrum manager lease on the 3.45 GHz spectrum, which was deployed in cell sites covering nearly two-thirds of the U.S. population.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. In 2026, we expect that our capital investment, which includes capital expenditures and cash paid for vendor financing, will be in the $23,000 to $24,000 range.

AT&T Inc.
Dollars in millions except per share amounts
Cash Provided by or Used in Financing Activities
In 2025, cash used in financing activities totaled $6,386 and was comprised of dividend payments, common and preferred stock repurchases, debt repayments and vendor financing payments, partially offset by issuances of long-term debt and issuances of preferred interests in a subsidiary.

A tabular summary of our debt activity during 2025 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2025
Issuance of notes and debentures:
USD notes	$—	$3,473	$4,959	$—	$8,432
EUR notes	2,956	—	2,639	—	5,595
Debt issuances	$2,956	$3,473	$7,598	$—	$14,027

Repayments:
USD notes	$—	$—	$—	$(145)	$(145)
EUR notes	(1,321)	(32)	—	(2,441)	(3,794)
CAD notes	—	—	—	(960)	(960)
Other	(205)	(62)	(229)	(133)	(629)
Repayments of long-term debt	$(1,526)	$(94)	$(229)	$(3,679)	$(5,528)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of December 31, 2025 and 2024. We had $134,718 of total notes and debentures outstanding at December 31, 2025. This also included Euro, British pound sterling, Canadian dollar, Australian dollar and Swiss franc denominated debt that totaled approximately $35,307.

At December 31, 2025, we had $9,011 of long-term debt maturing within one year. We had no outstanding commercial paper borrowings or other short-term borrowings on December 31, 2025.

During 2025, we paid $1,181 of cash under our vendor financing program, compared to $1,792 in 2024. Total vendor financing payables included in our December 31, 2025 consolidated balance sheet were $1,892, with $956 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

During 2025, we repurchased approximately 159 million shares totaling $4,269 under our $10,000 common stock repurchase authorization approved by the Board of Directors in December 2024, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. At December 31, 2025, we had approximately $5,731 remaining under this 2024 repurchase authorization. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock.

We paid dividends on common and preferred shares of $8,180 in 2025, compared with $8,208 in 2024. Dividends on common stock declared by our Board of Directors totaled $1.11 per share in 2025 and in 2024. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Financing activities in 2025 also included the issuance of $2,250 of nonconvertible cumulative preferred interests in Telco LLC, with the funds used to redeem all outstanding Series B preferred stock for $2,075 (see Note 16). We also received approximately $850 in upfront cash proceeds from a structured sale-leaseback of real estate.

On February 5, 2026, we issued $6,500 principal amount of global notes due 2031 to 2056 with a weighted average coupon of 5.2%. We intend to use the net proceeds from this issuance for general corporate purposes, which may include debt repayments and pending acquisitions.

Our 2026 financing activities will focus on managing our debt level, funding pending acquisitions, paying dividends, subject to approval by our Board of Directors, and repurchasing common stock when deemed appropriate. We plan to fund our financing

AT&T Inc.
Dollars in millions except per share amounts
uses of cash through a combination of cash from operations, issuance of debt and asset sales. The timing and mix of any debt issuance and/or refinancing will be guided by credit market conditions and interest rate trends.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. On November 3, 2025, we entered into (i) a $12,000 Second Amended and Restated Credit Agreement (Revolving Credit Agreement), with Citibank, N.A., as agent, amending and restating our existing $12,000 Amended and Restated Credit Agreement, dated as of November 18, 2022, and (ii) a $17,500 Delayed Draw Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. No amount was outstanding under the Revolving Credit Agreement or the Term Loan as of December 31, 2025. (See Note 11)

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

The Revolving Credit Agreement and the Term Loan contain covenants that are customary for an issuer with investment grade senior debt credit ratings, including a net debt-to-EBITDA financial ratio covenant requiring us to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of December 31, 2025, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our $35,741 derivative portfolio, counterparties are still required to post collateral. During 2025, we posted $11 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 12)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At December 31, 2025, our debt ratio was 51.4%, compared to 50.7% at December 31, 2024 and 53.5% at December 31, 2023. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

A significant amount of our cash outflows is related to tax items, acquisition of spectrum and benefits paid for current and former employees:
•Total taxes incurred, collected and remitted by AT&T during 2025 and 2024 were $16,326 and $16,968. These taxes include income, franchise, property, sales, excise, payroll, gross receipts and various other taxes and fees.
•Total domestic spectrum acquired primarily through FCC auctions, including cash, exchanged spectrum, auction deposits and spectrum relocation and clearing costs, was approximately $379 in 2025, $380 in 2024 and $2,940 in 2023.
•Total health and welfare benefits provided to certain active and retired employees and their dependents totaled approximately $2,490 in 2025 and $2,550 in 2024, with $483 paid from plan assets in 2025, compared to $736 in 2024. Of those benefits, approximately $2,220 related to medical and prescription drug benefits in 2025, compared to $2,290 in 2024. We paid $2,957 of pension benefits out of plan assets in 2025, compared to $2,447 in 2024.

AT&T Inc.
Dollars in millions except per share amounts
Contractual Obligations
Our contractual obligations as of December 31, 2025, and the estimated timing of payment, are in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[1]	$144,664	$8,652	$15,858	$13,938	$106,216
Interest payments on long-term debt[2]	94,373	6,067	11,059	9,992	67,255
Purchase obligations[3]	24,638	8,545	10,698	2,505	2,890
Operating lease obligations[4]	27,556	4,956	8,360	5,432	8,808
FirstNet sustainability payments[5]	16,029	896	3,224	2,589	9,320
Unrecognized tax benefits (UTB)[6]	10,282	45	—	—	10,237
Other finance obligations[7]	11,626	1,843	2,699	1,928	5,156
Total Contractual Obligations[8]	$329,168	$31,004	$51,898	$36,384	$209,882
1Represents principal or payoff amounts of notes, debentures and credit agreement borrowings at maturity (see Note 11). Foreign debt includes the impact from hedges, when applicable.
2Includes credit agreement borrowings.
3We expect to fund the purchase obligations with cash on hand, which may include cash provided by operations or through incremental borrowings. The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. (See Note 21)
4Represents operating lease payments (see Note 8).
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
8Excludes debt transactions, pending acquisitions and other investment funding completed after December 31, 2025 (see Note 6).

Certain items were excluded from this table because the year of payment is unknown and could not be reliably estimated, we believe the obligations are immaterial, or the settlement of the obligation will not require the use of cash. These items include: deferred income tax liability of $58,312 (see Note 13); net postemployment benefit obligations of $9,113 (including current portion); and other noncurrent liabilities of $7,155.

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

	2025	2024	2023
Communications Segment
Operating income	$27,927	$27,095	$27,801
Add: Depreciation and amortization	19,959	19,433	17,363
EBITDA	$47,886	$46,528	$45,164

Operating income margin	23.1%	23.0%	23.6%
EBITDA margin	39.6%	39.5%	38.3%

Mobility
Operating income	$27,196	$26,314	$25,861
Add: Depreciation and amortization	10,422	10,217	8,517
EBITDA	$37,618	$36,531	$34,378

Operating income margin	30.4%	30.9%	30.8%
EBITDA margin	42.0%	42.8%	40.9%

Business Wireline
Operating income (loss)	$(816)	$(88)	$1,289
Add: Depreciation and amortization	5,834	5,555	5,377
EBITDA	$5,018	$5,467	$6,666

Operating income margin	(4.7)%	(0.5)%	6.2%
EBITDA margin	29.1%	29.1%	31.9%

Consumer Wireline
Operating income	$1,547	$869	$651
Add: Depreciation and amortization	3,703	3,661	3,469
EBITDA	$5,250	$4,530	$4,120

Operating income margin	10.9%	6.4%	4.9%
EBITDA margin	37.0%	33.4%	31.3%

Latin America Segment
Operating income (loss)	$145	$40	$(141)
Add: Depreciation and amortization	671	657	724
EBITDA	$816	$697	$583

Operating income margin	3.3%	0.9%	(3.6)%
EBITDA margin	18.6%	16.5%	14.8%

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

Interest Rate Risk
The majority of our financial instruments are medium- and long-term fixed-rate notes and debentures. Changes in interest rates can lead to significant fluctuations in the fair value of these instruments. The principal amounts by expected maturity, average interest rate and fair value of our liabilities that are exposed to interest rate risk are described in Notes 11 and 12. In managing interest expense, we control our mix of fixed- and floating-rate debt through term loans, floating-rate notes, and interest rate swaps. We have established interest rate risk limits that we closely monitor by measuring interest rate sensitivities in our debt and interest rate derivatives portfolios.

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

We had no interest rate swaps and no interest rate locks at December 31, 2025.

Foreign Exchange Risk
We principally use foreign exchange contracts to hedge costs and debt denominated in foreign currencies. We are also exposed to foreign currency exchange risk through our foreign affiliates and equity investments in foreign companies.

Through cross-currency swaps, our foreign-denominated debt has been swapped from fixed-rate or floating-rate foreign currencies to fixed-rate U.S. dollars at issuance, removing interest rate and foreign currency exchange risk associated with the underlying interest and principal payments. We expect gains or losses in our cross-currency swaps to offset the gains and losses in the financial instruments they hedge. We had cross-currency swaps with a notional value of $35,741 and a fair value of $(1,174) outstanding at December 31, 2025.

For the purpose of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. We had no foreign exchange forward contracts at December 31, 2025.

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

AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2025, the company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the company’s internal control over financial reporting.

/s/John T. Stankey	/s/Pascal Desroches .
John T. Stankey	Pascal Desroches
Chairman of the Board, Chief Executive Officer and President	Senior Executive Vice President and Chief Financial Officer

AT&T Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AT&T Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

Discount rates used in determining pension and postretirement benefit obligations

Description of the Matter
At December 31, 2025, the Company’s defined benefit pension obligation was $30,627 million and exceeded the fair value of pension plan assets of $28,677 million, resulting in an unfunded benefit obligation of $1,950 million. Additionally, at December 31, 2025, the Company’s postretirement benefit obligation was $6,477 million and exceeded the fair value of postretirement plan assets of $722 million, resulting in an unfunded benefit obligation of $5,755 million. As explained in Note 14 to the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event. The Company determines the discount rates used to measure the obligations based on the development of a yield curve using high-quality corporate bonds selected to yield cash flows that correspond to the expected timing and amount of the expected future benefit payments.

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

Evaluation of goodwill for impairment

Description of the Matter
At December 31, 2025, the Company’s goodwill balance was $63,425 million. As discussed in Note 1 to the consolidated financial statements, reporting unit goodwill is tested at least annually for impairment. Estimating fair value in connection with the impairment evaluation involves the utilization of discounted cash flow and market multiple approaches.

Auditing management’s annual goodwill impairment test for the Consumer Wireline reporting unit was complex because the estimation of fair value involves subjective management assumptions, such as the projected long-term EBITDA margin and weighted average cost of capital, and complex valuation methodologies, such as the discounted cash flow and market multiple approaches. Assumptions used in these valuation models are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over the Company’s impairment evaluation processes. Our procedures included testing controls over management’s review of the valuation models and its determination of the significant assumptions described above.

Our audit procedures to test management’s impairment evaluation included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. For example, we compared the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the significant assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in evaluating the methodologies and auditing the assumptions used to calculate the estimated fair value of the Consumer Wireline reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Dallas, Texas
February 9, 2026

AT&T Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AT&T Inc.

Opinion on Internal Control Over Financial Reporting
We have audited AT&T Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AT&T Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 9, 2026

AT&T Inc.
Dollars in millions except per share amounts
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
	2025	2024	2023
Operating Revenues
Service	$101,158	$100,135	$99,649
Equipment	24,490	22,201	22,779
Total operating revenues	125,648	122,336	122,428

Operating Expenses
Cost of revenues
Equipment	25,396	22,249	23,136
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	25,424	26,972	26,987
Selling, general and administrative	28,942	28,411	28,874
Asset impairments and abandonments and restructuring	838	5,075	1,193
Depreciation and amortization	20,886	20,580	18,777
Total operating expenses	101,486	103,287	98,967
Operating Income	24,162	19,049	23,461

Other Income (Expense)
Interest expense	(6,804)	(6,759)	(6,704)
Equity in net income of affiliates	1,895	1,989	1,675
Other income (expense) – net	7,754	2,419	1,416
Total other income (expense)	2,845	(2,351)	(3,613)
Income Before Income Taxes	27,007	16,698	19,848
Income tax expense	3,621	4,445	4,225
Net Income	23,386	12,253	15,623
Less: Net Income Attributable to Noncontrolling Interest	(1,433)	(1,305)	(1,223)
Net Income Attributable to AT&T	$21,953	$10,948	$14,400
Less: Preferred Stock Dividends and Redemption Gain	(64)	(202)	(208)
Net Income Attributable to Common Stock	$21,889	$10,746	$14,192

Basic Earnings Per Share Attributable to Common Stock	$3.04	$1.49	$1.97
Diluted Earnings Per Share Attributable to Common Stock	$3.04	$1.49	$1.97
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Comprehensive Income
	2025	2024	2023

Net income	$23,386	$12,253	$15,623
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment, net of taxes of $117, $(175) and $143	354	(545)	463
Reclassification adjustment included in net income, net of taxes of $0, $(14) and $0	—	127	—
Securities:
Net unrealized gains (losses), net of taxes of $5, $(5) and $8	15	(19)	22
Reclassification adjustment included in net income, net of taxes of $1, $10 and $4	3	30	11
Derivative Instruments:
Net unrealized gains (losses), net of taxes of $(216), $121 and $228	(650)	380	922
Reclassification adjustment included in net income, net of taxes of $14, $14 and $12	45	45	47
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $0, $0 and $10	—	—	32
Amortization of net prior service credit included in net income, net of taxes of $(457), $(492) and $(642)	(1,427)	(1,523)	(1,963)
Reclassification adjustment realized in net income, net of taxes of $(4), $0 and $0	5	—	—
Other comprehensive income (loss)	(1,655)	(1,505)	(466)
Total comprehensive income	21,731	10,748	15,157
Less: Total comprehensive income attributable to noncontrolling interest	(1,433)	(1,305)	(1,223)
Total Comprehensive Income Attributable to AT&T	$20,298	$9,443	$13,934
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Balance Sheets
	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$18,234	$3,298
Accounts receivable – net of related allowance for credit loss of $429 and $375	8,843	9,638
Inventories	2,420	2,270
Prepaid and other current assets	19,235	15,962
Total current assets	48,732	31,168
Property, Plant and Equipment – Net	131,559	128,871
Goodwill – Net	63,425	63,432
Licenses – Net	128,148	127,035
Other Intangible Assets – Net	5,254	5,255
Investments in and Advances to Equity Affiliates	1,106	295
Operating Lease Right-Of-Use Assets	22,642	20,909
Other Assets	19,332	17,830
Total Assets	$420,198	$394,795
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,011	$5,089
Accounts payable and accrued liabilities	38,514	35,657
Advanced billings and customer deposits	4,266	4,099
Dividends payable	1,989	2,027
Total current liabilities	53,780	46,872
Long-Term Debt	127,089	118,443
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	58,312	58,939
Postemployment benefit obligation	8,478	9,025
Operating lease liabilities	18,943	17,391
Other noncurrent liabilities	25,104	23,900
Total deferred credits and other noncurrent liabilities	110,837	109,255
Redeemable Noncontrolling Interest	2,001	1,980
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at December 31, 2025 and December 31, 2024):
Series A (48,000 issued and outstanding at December 31, 2025 and December 31, 2024)	—	—
Series B (20,000 issued and 0 outstanding at December 31, 2025 and 20,000 issued and outstanding at December 31, 2024)	—	—
Series C (70,000 issued and outstanding at December 31, 2025 and December 31, 2024)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at December 31, 2025 and December 31, 2024: issued 7,620,748,598 at December 31, 2025 and December 31, 2024)	7,621	7,621
Additional paid-in capital	106,533	109,108
Retained earnings	15,768	1,871
Treasury stock (583,246,242 at December 31, 2025 and 444,853,148 at December 31, 2024, at cost)	(18,529)	(15,023)
Accumulated other comprehensive income (loss)	(860)	795
Noncontrolling interest	15,958	13,873
Total stockholders’ equity	126,491	118,245
Total Liabilities and Stockholders’ Equity	$420,198	$394,795
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars in millions except per share amounts

Consolidated Statements of Cash Flows
	2025	2024	2023
Operating Activities
Net Income	$23,386	$12,253	$15,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,886	20,580	18,777
Provision for uncollectible accounts	2,271	1,969	1,969
Asset impairments and abandonments and restructuring	838	5,075	1,193
Pension and postretirement benefit expense (credit)	(1,588)	(1,883)	(2,552)
Actuarial and settlement (gain) loss on pension and postretirement benefits – net	519	56	1,594
Net (gain) loss on investments	(5,889)	80	441
Changes in operating assets and liabilities:
Receivables	(1,526)	123	82
Equipment installment receivables and related sales	324	(1,846)	(133)
Contract asset and cost deferral	(1,208)	160	(1,006)
Inventories, prepaid and other current assets	(460)	70	747
Accounts payable and other accrued liabilities	884	(1,104)	(1,574)
Changes in income taxes	2,226	1,978	2,618
Postretirement claims and contributions	(1,436)	(166)	(735)
Other – net	1,057	1,426	1,270
Total adjustments	16,898	26,518	22,691
Net Cash Provided by Operating Activities	40,284	38,771	38,314
Investing Activities
Capital expenditures	(20,842)	(20,263)	(17,853)
Acquisitions, net of cash acquired	(379)	(380)	(2,942)
Dispositions	3,218	75	72
Distributions from DIRECTV in excess of cumulative equity in earnings	—	928	2,049
(Purchases), sales and settlements of securities – net	181	2,575	(902)
Other – net	(955)	(425)	(84)
Net Cash Used in Investing Activities	(18,777)	(17,490)	(19,660)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	—	—	(914)
Issuance of other short-term borrowings	—	491	5,406
Repayment of other short-term borrowings	—	(2,487)	(3,415)
Issuance of long-term debt	14,027	19	10,004
Repayment of long-term debt	(5,528)	(10,297)	(12,044)
Note payable to DIRECTV, net of payments	—	—	(130)
Payment of vendor financing	(1,181)	(1,792)	(5,742)
Redemption of preferred stock	(2,075)	—	—
Purchase of treasury stock	(4,500)	(215)	(194)
Issuance of treasury stock	21	15	3
Issuance of preferred interests in subsidiary	2,221	—	7,151
Redemption of preferred interests in subsidiary	(65)	—	(5,333)
Dividends paid	(8,180)	(8,208)	(8,136)
Other – net	(1,126)	(2,234)	(2,270)
Net Cash Used in Financing Activities	(6,386)	(24,708)	(15,614)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,121	(3,427)	3,040
Cash and cash equivalents and restricted cash beginning of year	3,406	6,833	3,793
Cash and Cash Equivalents and Restricted Cash End of Year	$18,527	$3,406	$6,833
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock – Series A
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series B
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Preferred Stock – Series C
Balance at beginning of year	—	$—	—	$—	—	$—
Balance at end of year	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of year	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$109,108		$114,519		$123,610
Redemption of preferred stock		(2,165)		—		—
Preferred stock dividends		—		(134)		(205)
Common stock dividends ($1.11, $1.11 and $1.11 per share in 2025, 2024 and 2023)		—		(4,020)		(7,991)
Issuance of treasury stock		(469)		(516)		(379)
Share-based compensation		59		(184)		(109)
Redemption or reclassification of interests held by noncontrolling owners		—		(557)		(407)
Balance at end of year		$106,533		$109,108		$114,519
Retained Earnings (Deficit)
Balance at beginning of year		$1,871		$(5,015)		$(19,415)
Net income attributable to AT&T		21,953		10,948		14,400
Preferred stock redemption gain		90		—		—
Preferred stock dividends		(194)		(71)		—
Common stock dividends ($1.11, $1.11 and $1.11 per share in 2025, 2024 and 2023)		(7,952)		(3,991)		—
Balance at end of year		$15,768		$1,871		$(5,015)
The accompanying notes are an integral part of the consolidated financial statements.

AT&T Inc.
Dollars and shares in millions except per share amounts

Consolidated Statements of Changes in Stockholders’ Equity – continued
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(445)	$(15,023)	(471)	$(16,128)	(493)	$(17,082)
Repurchase and acquisition of common stock	(168)	(4,539)	(12)	(215)	(10)	(194)
Reissuance of treasury stock	30	1,033	38	1,320	32	1,148
Balance at end of year	(583)	$(18,529)	(445)	$(15,023)	(471)	$(16,128)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of year		$795		$2,300		$2,766
Other comprehensive income (loss) attributable to AT&T		(1,655)		(1,505)		(466)
Balance at end of year		$(860)		$795		$2,300
Noncontrolling Interest[1]
Balance at beginning of year		$13,873		$14,145		$8,957
Net income attributable to noncontrolling interest		1,276		1,163		1,146
Issuance and acquisition (disposition) of noncontrolling owners		2,221		(29)		5,180
Redemption of noncontrolling interest		(144)		(76)		(53)
Distributions		(1,268)		(1,330)		(1,085)
Balance at end of year		$15,958		$13,873		$14,145
Total Stockholders’ Equity at beginning of year		$118,245		$117,442		$106,457
Total Stockholders’ Equity at end of year		$126,491		$118,245		$117,442
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including other estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Moreover, unfavorable changes in market conditions, including interest rates, could adversely impact those estimates and result in asset impairments. Certain prior-period amounts have been conformed to the current period’s presentation, providing further disaggregation of activities within Cash from Operations in our consolidated statements of cash flows and additional revenue categories for our Business Wireline and Consumer Wireline business units.

Adopted and New Accounting Standards

Income Taxes In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09). Beginning with our 2025 annual reporting, we adopted, through retrospective application, ASU 2023-09, which requires that a public entity disclose specific categories in its annual income tax rate reconciliation table and provide additional qualitative information for reconciling items representing at least 5% of pre-tax income or loss from continuing operations, using the federal statutory tax rate. The standard also requires an annual breakdown of income taxes paid by jurisdiction (i.e., federal, state and foreign), with further disaggregation by jurisdictions representing at least 5% of total income taxes paid.

Segment Reporting In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). Beginning with our 2024 annual reporting, we adopted, through retrospective application, ASU 2023-07, which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources.

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

AT&T Inc.
Dollars in millions except per share amounts
amount of selling expenses and, annually, the entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements; we are currently evaluating the disclosure impacts of our adoption.

Internal-Use Software In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). ASU 2025-06 removes references to prescriptive and sequential software development stages and requires software cost capitalization when management has authorized and committed to funding, and it is probable that the project will be completed, and the software used for its intended function. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027. We are evaluating the impacts of our adoption of ASU 2025-06 and currently do not expect that it will have a material impact on our financial statements.

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted, which restores or makes permanent certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017. As a result of the legislation, we reduced our taxable income position in 2025. The legislation did not materially impact our income tax expense, but we expect it will result in a material decrease to cash taxes paid relative to our expectations. (See Note 13)

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying amounts approximate fair value. At December 31, 2025, we held $3,521 in cash and $14,713 in money market funds and other cash equivalents. Of our total cash and cash equivalents, $1,330 resided in foreign jurisdictions, some of which is subject to restrictions on repatriation.

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

Wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communications services. While wireless licenses are issued for a fixed period of time (generally 10 years), renewals of domestic wireless licenses have occurred routinely and at nominal cost. We have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our FCC wireless licenses. Cash paid, including spectrum deposits (net of refunds), capitalized interest, and any payments for incentive and relocation costs are included in “Acquisitions, net of cash acquired” in our consolidated statements of cash flows. Interest is capitalized until the spectrum is ready for its intended use.

We amortize our wireless licenses in Mexico over their average remaining economic life of 25 years.

We acquired the rights to the AT&T and other trade names in previous acquisitions, classifying certain of those trade names as indefinite-lived. We have the effective ability to retain these exclusive rights permanently at a nominal cost.

Goodwill, FCC wireless licenses and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment (see Note 9). The testing for Goodwill and other indefinite-lived intangible assets is performed on the value as of October 1 each year and compares the book values of the assets to their fair values. Goodwill is tested by comparing the carrying amount of each reporting unit, deemed to be our principal operating segments or one level below them, to the fair value using both discounted cash flow as well as market multiple approaches. Trade names are tested by comparing their book values to their fair values calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to each brand name.

For FCC wireless licenses, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the book value exceeds their fair value. We consider several factors under the qualitative assessment, including macroeconomic conditions, industry and regulatory considerations, recent and projected performance of the business and the prior quantitative impairment testing results. On a periodic basis, or if the qualitative assessment indicates potential impairment, we perform a quantitative impairment test on the value as of October 1. FCC wireless licenses are tested on an aggregate basis, consistent with our use of the licenses on a national scope, using a discounted cash flow approach. We last performed a quantitative test in 2024.

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

Year Ended December 31,	2025	2024	2023
Numerators
Numerator for basic earnings per share:
Net Income Attributable to Common Stock	$21,889	$10,746	$14,192
Dilutive potential common shares:
Mobility preferred interests	—	—	72
Share-based compensation	12	—	13
Numerator for diluted earnings per share	$21,901	$10,746	$14,277
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,169	7,199	7,181
Dilutive potential common shares:
Mobility preferred interests (in shares)	—	—	71
Share-based compensation (in shares)	10	5	6
Denominator for diluted earnings per share	7,179	7,204	7,258

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

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2022	$(1,800)		$(90)		$(1,998)		$6,654		$2,766
Other comprehensive income (loss) before reclassifications	463		22		922		32		1,439
Amounts reclassified from accumulated OCI	—	1	11	1	47	2	(1,963)	3	(1,905)
Net other comprehensive income (loss)	463		33		969		(1,931)		(466)
Balance as of December 31, 2023	(1,337)		(57)		(1,029)		4,723		2,300
Other comprehensive income (loss) before reclassifications	(545)		(19)		380		—		(184)
Amounts reclassified from accumulated OCI	127	1	30	1	45	2	(1,523)	3	(1,321)
Net other comprehensive income (loss)	(418)		11		425		(1,523)		(1,505)
Balance as of December 31, 2024	(1,755)		(46)		(604)		3,200		795
Other comprehensive income (loss) before reclassifications	354		15		(650)		—		(281)
Amounts reclassified from accumulated OCI	—	1	3	1	45	2	(1,422)	3	(1,374)
Net other comprehensive income (loss)	354		18		(605)		(1,422)		(1,655)
Balance as of December 31, 2025	$(1,401)		$(28)		$(1,209)		$1,778		$(860)
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
Corporate includes:
•DTV-related retained costs, which are costs previously allocated to the Video business that were retained after the transaction, net of reimbursements from DIRECTV Entertainment Holdings, LLC (DIRECTV) under transition service agreements. With the sale of our remaining interest in DIRECTV, we will no longer report these costs in 2026 (see Note 10).
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

For the year ended December 31, 2025
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$89,482	$51,864	$10,422	$27,196
Business Wireline	17,231	12,213	5,834	(816)
Consumer Wireline	14,183	8,933	3,703	1,547
Total Communications	120,896	73,010	19,959	27,927
Latin America	4,379	3,563	671	145
Segment Total	125,275	76,573	20,630	28,072
Corporate and Other
Corporate:
DTV-related retained costs	—	225	200	(425)
Parent administration support	(1)	1,737	18	(1,756)
Securitization fees	115	702	—	(587)
Value portfolio	259	50	—	209
Total Corporate	373	2,714	218	(2,559)
Certain significant items	—	1,313	38	(1,351)
Total Corporate and Other	373	4,027	256	(3,910)
AT&T Inc.	$125,648	$80,600	$20,886	$24,162

AT&T Inc.
Dollars in millions except per share amounts

For the year ended December 31, 2024
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$85,255	$48,724	$10,217	$26,314
Business Wireline	18,819	13,352	5,555	(88)
Consumer Wireline	13,578	9,048	3,661	869
Total Communications	117,652	71,124	19,433	27,095
Latin America	4,232	3,535	657	40
Segment Total	121,884	74,659	20,090	27,135
Corporate and Other
Corporate:
DTV-related retained costs	—	465	414	(879)
Parent administration support	(2)	1,722	6	(1,730)
Securitization fees	116	628	—	(512)
Value portfolio	338	102	17	219
Total Corporate	452	2,917	437	(2,902)
Certain significant items	—	5,131	53	(5,184)
Total Corporate and Other	452	8,048	490	(8,086)
AT&T Inc.	$122,336	$82,707	$20,580	$19,049

For the year ended December 31, 2023
	Revenues	Operations and Support Expenses	Depreciation and Amortization	Operating Income (Loss)
Communications
Mobility	$83,982	$49,604	$8,517	$25,861
Business Wireline	20,883	14,217	5,377	1,289
Consumer Wireline	13,173	9,053	3,469	651
Total Communications	118,038	72,874	17,363	27,801
Latin America	3,932	3,349	724	(141)
Segment Total	121,970	76,223	18,087	27,660
Corporate and Other
Corporate:
DTV-related retained costs	—	686	586	(1,272)
Parent administration support	(7)	1,416	6	(1,429)
Securitization fees	85	604	—	(519)
Value portfolio	380	99	22	259
Total Corporate	458	2,805	614	(2,961)
Certain significant items	—	1,162	76	(1,238)
Total Corporate and Other	458	3,967	690	(4,199)
AT&T Inc.	$122,428	$80,190	$18,777	$23,461

AT&T Inc.
Dollars in millions except per share amounts
The following table is a reconciliation of Segment Operating Income to “Income Before Income Taxes” reported in our consolidated statements of income:

For the years ended December 31,	2025	2024	2023
Communications	$27,927	$27,095	$27,801
Latin America	145	40	(141)
Segment Operating Income	28,072	27,135	27,660
Reconciling Items:
Corporate	(2,559)	(2,902)	(2,961)
Transaction, legal and other costs	(627)	(123)	(98)
Amortization of intangibles acquired	(38)	(53)	(76)
Asset impairments and abandonments and restructuring	(838)	(5,075)	(1,193)
Benefit-related gains (losses)	152	67	129
AT&T Operating Income	24,162	19,049	23,461
Interest expense	6,804	6,759	6,704
Equity in net income of affiliates	1,895	1,989	1,675
Other income (expense) – net	7,754	2,419	1,416
Income Before Income Taxes	$27,007	$16,698	$19,848

The following table sets forth revenues earned from customers, and property, plant and equipment located in different geographic areas:

At or for the years ended December 31,	2025		2024		2023
	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment	Revenues	Net Property, Plant & Equipment
United States	$120,219	$128,181	$116,882	$125,573	$117,097	$124,387
Mexico	4,428	3,097	4,286	2,981	3,993	3,750
Asia/Pacific Rim	395	68	462	82	521	99
Europe	382	126	441	139	504	166
Latin America	110	54	149	60	194	67
Other	114	33	116	36	119	20
Total	$125,648	$131,559	$122,336	$128,871	$122,428	$128,489

The following table presents assets, investments in equity affiliates and capital expenditures by segment:

At or for the years ended December 31,	2025			2024
	Assets	Investments in Equity Method Investees	Capital Expenditures	Assets	Investments in Equity Method Investees	Capital Expenditures
Communications	$500,244	$—	$19,588	$481,757	$—	$19,335
Latin America	9,460	—	276	7,808	—	269
Corporate and eliminations	(89,506)	1,106	978	(94,770)	295	659
Total	$420,198	$1,106	$20,842	$394,795	$295	$20,263

AT&T Inc.
Dollars in millions except per share amounts
NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. No customer accounted for more than 10% of consolidated revenues in 2025, 2024 or 2023.

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

AT&T Inc.
Dollars in millions except per share amounts
Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the year ended December 31, 2025
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$67,384	$—	$—	$2,715	$—	$70,099
Fiber and advanced connectivity[1]	—	7,333	8,645	—	—	15,978
Non-fiber consumer broadband	—	—	3,542	—	—	3,542
Legacy and other transitional	—	9,170	1,013	—	179	10,362
Other	—	—	983	—	194	1,177
Total Service	67,384	16,503	14,183	2,715	373	101,158
Equipment	22,098	728	—	1,664	—	24,490
Total	$89,482	$17,231	$14,183	$4,379	$373	$125,648
[1] Advanced connectivity services reported in Business Wireline.

For the year ended December 31, 2024
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$65,373	$—	$—	$2,668	$—	$68,041
Fiber and advanced connectivity[1]	—	6,969	7,391	—	—	14,360
Non-fiber consumer broadband	—	—	3,821	—	—	3,821
Legacy and other transitional	—	11,095	1,265	—	253	12,613
Other	—	—	1,101	—	199	1,300
Total Service	65,373	18,064	13,578	2,668	452	100,135
Equipment	19,882	755	—	1,564	—	22,201
Total	$85,255	$18,819	$13,578	$4,232	$452	$122,336
[1] Advanced connectivity services reported in Business Wireline.

For the year ended December 31, 2023
	Communications
	Mobility	Business Wireline	Consumer Wireline	Latin America	Corporate & Other	Total
Wireless service	$63,175	$—	$—	$2,569	$—	$65,744
Fiber and advanced connectivity[1]	—	6,594	6,267	—	—	12,861
Non-fiber consumer broadband	—	—	4,188	—	—	4,188
Legacy and other transitional	—	13,680	1,508	—	294	15,482
Other	—	—	1,210	—	164	1,374
Total Service	63,175	20,274	13,173	2,569	458	99,649
Equipment	20,807	609	—	1,363	—	22,779
Total	$83,982	$20,883	$13,173	$3,932	$458	$122,428
[1] Advanced connectivity services reported in Business Wireline.

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

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2025	2024
Deferred Acquisition Costs
Prepaid and other current assets	$3,550	$3,239
Other Assets	4,778	4,177
Total deferred customer contract acquisition costs	$8,328	$7,416

Deferred Fulfillment Costs
Prepaid and other current assets	$1,862	$2,101
Other Assets	2,864	3,289
Total deferred customer contract fulfillment costs	$4,726	$5,390

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the years ended December 31:

Consolidated Statements of Income	2025	2024
Deferred acquisition cost amortization	$3,837	$3,667
Deferred fulfillment cost amortization	2,279	2,525

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

The following table presents contract assets and liabilities on our consolidated balance sheets at December 31:

Consolidated Balance Sheets	2025	2024
Contract asset	$7,816	$6,855
Current portion in “Prepaid and other current assets”	4,131	3,845
Contract liability	4,409	4,272
Current portion in “Advanced billings and customer deposits”	4,136	3,981

Our beginning of period contract liabilities recorded as customer contract revenue during 2025 was $3,981.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of December 31,

AT&T Inc.
Dollars in millions except per share amounts
2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $43,989, of which we expect to recognize approximately 88% by the end of 2027, with the balance recognized thereafter.

NOTE 6. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Spectrum Auctions In February 2021, the FCC announced that AT&T was the winning bidder for 1,621 C-Band licenses, comprised of a total of 80 MHz nationwide, including 40 MHz in Phase I. We received the licenses in July 2021 and classified the auction deposits, related capitalized interest and billed relocation costs as “Licenses – Net” on our December 31, 2021 consolidated balance sheet. In December 2021, we paid $955 of Incentive Payments upon clearing of Phase I spectrum and paid $2,112 upon clearing of Phase II spectrum in 2023.

Pending Acquisitions
Spectrum On August 25, 2025, we agreed to purchase FCC licenses in the 600 MHz and 3.45 GHz bands from EchoStar Corporation for approximately $23,000, subject to certain adjustments. The transaction is expected to close in early 2026 and is subject to regulatory approval and other closing conditions. The FCC licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. We signed a short-term spectrum manager lease on the 3.45 GHz spectrum, which was deployed in cell sites covering nearly two-thirds of the U.S. population.

Fiber On May 21, 2025, we agreed to acquire substantially all of Lumen’s Mass Markets fiber business for $5,750 cash, subject to purchase price adjustments. At the time of signing, the pending acquisition covered approximately one million fiber customers, and also included fiber network assets that reached more than four million fiber locations. On February 2, 2026, we completed the transaction and expect to manage the customer relationships in our Consumer Wireline business and place the fiber network assets in a new, wholly owned subsidiary. We plan to sell a controlling interest in the subsidiary to an equity partner that will co-invest in the ongoing business, and, as such, it is expected to meet the criteria for discontinued operations.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Lives (years)	2025	2024
Land	-	$1,370	$1,372
Buildings and improvements	2-44	40,674	39,947
Central office equipment[1]	3-10	87,496	101,607
Cable, wiring and conduit	15-50	101,530	95,217
Other equipment	3-20	90,853	87,656
Software	3-7	17,942	17,663
Under construction	-	7,705	7,452
		347,570	350,914
Accumulated depreciation and amortization		216,011	222,043
Property, plant and equipment – net		$131,559	$128,871
[1] Includes certain network software.

Our depreciation expense was $20,746 in 2025, $20,421 in 2024 and $18,593 in 2023. Depreciation expense included amortization of software totaling $3,209 in 2025, $3,076 in 2024 and $3,023 in 2023.

In conjunction with the decommissioning of our copper-based legacy network, we retired approximately $16,600 of fully depreciated assets that were no longer in use. These assets were primarily related to our network and central offices.

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

AT&T Inc.
Dollars in millions except per share amounts
on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate in the currency of the lease, which will be updated on a quarterly basis for measurement of new lease liabilities.

The components of lease expense were as follows:

	2025	2024	2023
Operating lease cost	$5,927	$5,776	$5,577
Finance lease cost:
Amortization of leased assets in property, plant and equipment	$182	$205	$232
Interest on lease obligation	142	171	184
Total finance lease cost	$324	$376	$416

The following table provides supplemental cash flows information related to leases:

	2025	2024	2023
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$4,830	$4,757	$4,588

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	5,517	3,762	2,693

The following tables set forth supplemental balance sheet information related to leases at December 31:

	2025	2024
Operating Leases
Operating lease right-of-use assets	$22,642	$20,909

Accounts payable and accrued liabilities	$3,581	$3,533
Operating lease obligation	18,943	17,391
Total operating lease obligation	$22,524	$20,924

Finance Leases
Property, plant and equipment, at cost	$2,476	$2,449
Accumulated depreciation and amortization	(1,484)	(1,378)
Property, plant and equipment – net	$992	$1,071

Current portion of long-term debt	$190	$179
Long-term debt	1,192	1,237
Total finance lease obligation	$1,382	$1,416

	2025	2024
Weighted-Average Remaining Lease Term (years)
Operating leases	7.6	7.6
Finance leases	5.3	6.7

Weighted-Average Discount Rate
Operating leases	4.6%	4.5%
Finance leases	8.7%	8.5%

AT&T Inc.
Dollars in millions except per share amounts
The following table provides the expected future minimum maturities of lease obligations:

At December 31, 2025	Operating Leases	Finance Leases
2026	$4,956	$309
2027	4,489	316
2028	3,871	324
2029	3,141	333
2030	2,291	275
Thereafter	8,808	204
Total lease payments	27,556	1,761
Less: Imputed interest	(5,032)	(379)
Total	$22,524	$1,382

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment at a reporting unit level, which is deemed to be our principal operating segments or one level below, using the methodology described in Note 1. With our annual impairment testing as of October 1, the calculated fair value of each reporting unit exceeded its book value.

Changes to our goodwill in 2024 resulted from a third-quarter noncash goodwill impairment charge of $4,422 in our consolidated statements of income, which represented the entirety of our Business Wireline reporting unit goodwill. The decline in fair value was primarily due to the change in the long-term strategic plan of our Business Wireline reporting unit, which reflected lower long-term projected future cash flows associated with the industry-wide secular decline, including a faster-than-previously anticipated decline of legacy services.

Our Communications segment has three reporting units: Mobility, Consumer Wireline and Business Wireline. Business Wireline goodwill was fully impaired in 2024. The reporting unit is deemed to be the operating segment for Latin America and its goodwill was fully impaired in 2022. At December 31, 2025, accumulated goodwill impairments totaled $29,234.

The following table sets forth the changes in the carrying amounts of goodwill for the Communications segment:

	2025			2024
	Balance at Jan. 1	Dispositions and other	Balance at Dec. 31	Balance at Jan. 1	Impairment	Balance at Dec. 31
Communications
Goodwill	$91,840	$(7)	$91,833	$91,840	$—	$91,840
Accumulated Impairments	(28,408)	—	(28,408)	(23,986)	(4,422)	(28,408)
Total	$63,432	$(7)	$63,425	$67,854	$(4,422)	$63,432

We review amortizing intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset or asset group.

In 2025, we performed a qualitative impairment assessment, which indicated it was more likely than not that the fair value of our FCC wireless licenses exceeded the book value and did not result in an impairment. In 2024, we performed a quantitative impairment assessment, which reflected the fair value of our FCC wireless licenses exceeded their book value.

FCC wireless licenses increased in 2025 primarily due to spectrum acquisitions and capitalized interest. FCC wireless licenses increased in 2024 primarily due to compensable relocation and incentive payments and $199 of capitalized interest. (See Notes 6 and 23)

AT&T Inc.
Dollars in millions except per share amounts
Our other intangible assets at December 31 are summarized as follows:

	2025				2024
Other Intangible Assets	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Amortized intangible assets:
Wireless licenses	21.3 years	$3,582	$831	$(73)	$2,999	$696	$(343)
Customer lists and relationships	N/A	—	—	—	349	275	(74)
Trademarks, trade names and other	13.2 years	42	23	(6)	43	23	(6)
Total	21.2 years	$3,624	$854	$(79)	$3,391	$994	$(423)

Indefinite-lived intangible assets not subject to amortization:

Wireless licenses	$125,470	$125,075
Trade names	5,241	5,241
Total	$130,711	$130,316

Amortized intangible assets are definite-life assets, and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Amortization expense for definite-life intangible assets was $140 for the year ended December 31, 2025, $159 for the year ended December 31, 2024 and $184 for the year ended December 31, 2023. Estimated amortization expense for the next five years is: $178 for 2026, $178 for 2027, $178 for 2028, $178 for 2029 and $176 for 2030.

NOTE 10. EQUITY METHOD INVESTMENTS

Investments in partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.
Our investments in equity affiliates at December 31, 2025, primarily included our interests in DriveNets and Gigapower. On July 2, 2025, we sold our interest in DIRECTV to TPG Capital (TPG).

DIRECTV Prior to its sale, we accounted for our investment in DIRECTV under the equity method of accounting. DIRECTV was considered a VIE for accounting purposes. As DIRECTV was jointly governed by a board with representation from both AT&T and TPG, with TPG having tie-breaking authority on certain key decisions, most significantly the appointment and removal of the CEO, we concluded that we were not the primary beneficiary of DIRECTV.

Our ownership interest in DIRECTV included $4,250 of junior preferred interests, an additional distribution preference of $4,200 and a 70% economic interest in common units.
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
Prior to sale, during 2025, 2024 and 2023, we recognized $1,926, $2,027 and $1,666 of equity in net income of affiliates and received total distributions of $1,926, $2,955 and $3,715, respectively, from DIRECTV. The book value of our investment in DIRECTV was $0 at December 31, 2025 and 2024.
Upon the sale of our interests in DIRECTV in July 2025, we recorded a current note receivable of approximately $3,600 and a long-term receivable of $500. The disposition of DIRECTV also resulted in the release of approximately $2,900 of historical deferred tax liabilities. We recorded a gain on the sale of DIRECTV of approximately $5,600, which includes the impact of the transfer of deferred tax liabilities, indemnification liabilities and unfavorable contracts, in “Other income (expense) – net” in the

AT&T Inc.
Dollars in millions except per share amounts
consolidated statements of income in 2025. As of December 31, 2025, we have received $3,100 of cash on the current note receivable, which was included in “Dispositions” in the consolidated statements of cash flows.
DriveNets We hold a 16.6% interest in DriveNets, which designs and builds high-scale networking solutions for service providers and AI infrastructures.
Gigapower We hold a 50% interest in our joint venture Gigapower, LLC (Gigapower), which provides a fiber network in select areas to internet service providers and other businesses across the United States.
SKY Mexico In June 2024, we sold our 41.3% interest in SKY Mexico, a leading pay-TV provider in Mexico.
The following table is a reconciliation of our investments in equity affiliates as presented on our consolidated balance sheets:

	2025	2024
Beginning of year	$295	$1,251
Additional investments	819	117
Distributions from DIRECTV in excess of cumulative equity in earnings	—	(928)
Dividends and distributions of cumulative earnings received	(1,937)	(2,033)
Equity in net income of affiliates	1,895	1,989
Impairments	—	(155)
Other adjustments	34	54
End of year	$1,106	$295

NOTE 11. DEBT

Long-term debt of AT&T and its subsidiaries, including interest rates and maturities, is summarized as follows at December 31:

						2025	2024
Notes and debentures
Interest Rates[1]			Maturities
0.00%	–	2.99%	2025	–	2033	$22,240	$21,860
3.00%	–	4.99%	2025	–	2061	89,379	83,725
5.00%	–	6.99%	2025	–	2095	29,165	22,679
7.00%	–	8.75%	2025	–	2097	3,524	3,565
Fair value of interest rate swaps recorded in debt						3	6
						144,311	131,835
Unamortized (discount) premium – net						(9,193)	(9,340)
Unamortized issuance costs						(400)	(379)
Total notes and debentures						134,718	122,116
Finance lease obligations						1,382	1,416
Total long-term debt, including current maturities						136,100	123,532
Current maturities of long-term debt						(9,011)	(5,089)
Total long-term debt						$127,089	$118,443
[1]Foreign debt includes the impact from hedges, when applicable.

We had outstanding Euro, British pound sterling, Canadian dollar, Australian dollar and Swiss franc denominated debt of approximately $35,307 and $30,685 at December 31, 2025 and 2024, respectively.

The weighted-average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.2% as of December 31, 2025 and 2024.

Our long-term debt maturing within one year was $9,011 and $5,089 at December 31, 2025 and 2024, respectively. We had no outstanding commercial paper or other short-term borrowings as of December 31, 2025 and 2024.

AT&T Inc.
Dollars in millions except per share amounts
Financing Activities
During 2025, we received net proceeds of $14,027 on the issuance of $14,111 in long-term debt, with an average weighted maturity of approximately 12.3 years and a weighted average interest rate of 5.0%. We repaid $5,399 of long-term debt with a weighted average interest rate of 4.7%. Our debt activity during 2025 primarily consisted of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2025
Issuance of notes and debentures:
USD notes	$—	$3,473	$4,959	$—	$8,432
EUR notes	2,956	—	2,639	—	5,595
Debt issuances	$2,956	$3,473	$7,598	$—	$14,027

Repayments:
USD notes	$—	$—	$—	$(145)	$(145)
EUR notes	(1,321)	(32)	—	(2,441)	(3,794)
CAD notes	—	—	—	(960)	(960)
Other	(205)	(62)	(229)	(133)	(629)
Repayments of long-term debt	$(1,526)	$(94)	$(229)	$(3,679)	$(5,528)

As of December 31, 2025 and 2024, we were in compliance with all covenants and conditions of instruments governing our debt. Substantially all of our outstanding long-term debt is unsecured. Maturities of outstanding long-term notes and debentures, as of December 31, 2025, and the corresponding weighted-average interest rate scheduled for repayment are as follows:

	2026	2027	2028	2029	2030	Thereafter
Debt repayments[1,2]	$8,652	$8,953	$6,905	$6,918	$7,020	$106,216
Weighted-average interest rate [2]	3.1%	3.8%	3.2%	4.6%	4.3%	4.3%
[1]Debt repayments represent maturity value. Foreign debt includes the impact from hedges, when applicable.
[2]Includes credit agreement borrowings.

On February 5, 2026, we issued $6,500 principal amount of global notes due 2031 to 2056 with a weighted average coupon of 5.2%. We intend to use the net proceeds from this issuance for general corporate purposes, which may include debt repayments and pending acquisitions.

Credit Facilities

General
On November 3, 2025, we entered into (i) a $12,000 Second Amended and Restated Credit Agreement (Revolving Credit Agreement), with Citibank, N.A., as agent, amending and restating our existing $12,000 Amended and Restated Credit Agreement, dated as of November 18, 2022, and (ii) a $17,500 Delayed Draw Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. No amount was outstanding under either the Revolving Credit Agreement or the Term Loan as of December 31, 2025.

The Revolving Credit Agreement and the Term Loan contain covenants that are customary for an issuer with investment grade senior debt credit ratings, including a net debt-to-EBITDA financial ratio covenant requiring us to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75 to 1.

The events of default under the Revolving Credit Agreement and the Term Loan are customary for agreements of this type and such events would result in the acceleration of, or permit the requisite lenders to accelerate, as applicable, required payments under the relevant agreement and could increase the applicable margin under the relevant agreement by 2.00% per annum.

Revolving Credit Agreement
Advances under the Revolving Credit Agreement denominated in U.S. dollars will bear interest, at our option, either:
•at a variable annual rate equal to: (1) the highest of (but not less than zero) (a) the rate of interest announced publicly by Citibank in New York, New York, from time to time, as Citibank’s base rate, (b) 0.5% per annum above the federal funds rate, and (c) the forward-looking term rate based on the secured overnight financing rate (Term SOFR) for a period of one

AT&T Inc.
Dollars in millions except per share amounts
month plus 1.00%, plus (2) an applicable margin, as set forth in the Revolving Credit Agreement (Applicable Margin for Base Advances); or
•at a rate equal to: (i) Term SOFR for a period of one, three or six months, as applicable, plus (ii) an applicable margin, as set forth in the Revolving Credit Agreement (Applicable Margin for Benchmark Rate Revolving Advances).

Advances under the Revolving Credit Agreement denominated in Euro will bear interest at the Euro Interbank Offered Rate (EURIBOR) plus the Applicable Margin for Benchmark Rate Revolving Advances.

Advances under the Revolving Credit Agreement denominated in Sterling will bear interest at the Sterling Overnight Index Average (SONIA) plus the Applicable Margin for Benchmark Rate Revolving Advances.

The Applicable Margin for Benchmark Rate Revolving Advances will be equal to 0.690%, 0.805%, 0.920% or 1.045% per annum depending on our senior unsecured long-term debt ratings. The Applicable Margin for Base Rate Revolving Advances will be equal to the greater of (x) 0.00% and (y) the relevant Applicable Margin for Benchmark Rate Revolving Advances minus 1.00% per annum, depending on our senior unsecured long-term debt ratings.

We will also pay a facility fee of 0.06%, 0.07% or 0.08% per annum of the amount of the lender commitments, depending on AT&T’s credit rating under the Revolving Credit Agreement.

The obligations of the lenders under the Revolving Credit Agreement to provide advances to us will terminate on November 3, 2030, unless the commitments are terminated in whole prior to that date. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the Revolving Credit Agreement.

The Revolving Credit Agreement provides that we and the lenders representing more than 50% of the facility amount may agree to extend their commitments under the Revolving Credit Agreement for two one-year periods beyond the initial termination date. We have the right to terminate, in whole or in part, amounts committed by the lenders under the Revolving Credit Agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated.

The proceeds of the advances shall be solely for general corporate purposes.

Delayed Draw Term Loan Credit Agreement
The Term Loan is comprised of (i) a $6,000 364-day delayed draw term loan facility (364-Day Term Loan Facility) and (ii) a $11,500 two-year delayed draw term loan facility (Two-Year Term Loan Facility). Each of the 364-Day Term Loan Facility and Two-Year Term Loan Facility is available for a single draw at any time before November 3, 2026. The proceeds of the Term Loan will be used for general corporate purposes, which may include financing acquisitions of additional spectrum.

Advances will bear interest, at our option, either:
•at a variable annual rate (Base Rate) equal to: (1) the highest of (but not less than zero) (a) the prime rate quoted by Bank of America, N.A., (b) 0.5% per annum above the federal funds rate, and (c) the forward-looking SOFR term rate administered by the Chicago Mercantile Exchange (or any successor administrator) and published on the applicable Reuters screen page (or such other commercially available source providing such quotations) (Term SOFR Screen Rate) for a period of one month plus 1.00%, plus (2) an applicable margin, as set forth in the Term Loan (Applicable Margin for Base Rate Term Advances); or
•at a variable annual rate based upon Term SOFR (SOFR Rate) equal to: (1) the Term SOFR Screen Rate with a term equivalent to the applicable interest period of the advance plus (2) an applicable margin, as set forth in the Term Loan (Applicable Margin for SOFR Rate Term Advances).

The Applicable Margin for SOFR Rate Term Advances will be equal to 0.450%, 0.575%, 0.825%, 0.950% and 1.075% per annum for the 364-Day Term Loan Facility and 0.550%, 0.675%, 0.925%, 1.050% and 1.175% per annum for the Two-Year Term Loan Facility, in each case, depending on our senior unsecured long-term debt ratings. The Applicable Margin for Base Rate Term Advances under the Term Loan will be equal to the greater of (x) 0.00% and (y) the relevant Applicable Margin for SOFR Rate Term Advances minus 1.00% per annum, depending on our unsecured long-term debt ratings.

Commencing March 3, 2026, we will also pay a fee of 0.05%, 0.06%, 0.07%, 0.08% or 0.10% per annum of the amount of unused lender commitments, depending on our senior unsecured long-term debt ratings.

The Term Loan is not subject to amortization, and the entire principal amount of (i) the 364-Day Term Loan Facility will be due and payable 364 days after the date on which the borrowing is made and (ii) the Two-Year Term Loan Facility will be due and payable two years after the date on which the borrowing is made.

AT&T Inc.
Dollars in millions except per share amounts
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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$134,718	$127,852	$122,116	$114,167
Investment securities[2]	1,609	1,609	1,603	1,603
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of December 31, 2025 and December 31, 2024. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,”

AT&T Inc.
Dollars in millions except per share amounts
“Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$566	$—	$—	$566
International equities	8	—	—	8
Fixed income equities	217	—	—	217
Available-for-Sale Debt Securities	—	587	—	587
Asset Derivatives
Cross-currency swaps	—	876	—	876
Liability Derivatives
Cross-currency swaps	—	(2,050)	—	(2,050)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$484	$—	$—	$484
International equities	8	—	—	8
Fixed income equities	178	—	—	178
Available-for-Sale Debt Securities	—	689	—	689
Asset Derivatives
Cross-currency swaps	—	87	—	87
Liability Derivatives
Cross-currency swaps	—	(4,163)	—	(4,163)

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

The components comprising total gains and losses in the period on equity securities are as follows:

For the years ended December 31,	2025	2024	2023
Total gains (losses) recognized on equity securities	$85	$209	$257
Gains (losses) recognized on equity securities sold	1	(52)	89
Unrealized gains (losses) recognized on equity securities held at end of period	$84	$261	$168

At December 31, 2025, available-for-sale debt securities totaling $587 have maturities as follows - less than one year: $13; one to three years: $125; three to five years: $183; five or more years: $266.

Our cash equivalents (money market securities) and short-term investments (certificate and time deposits) are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments are recorded in “Prepaid and other current assets,” and our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

Derivative Financial Instruments
We enter into derivative transactions to manage certain market risks, primarily interest rate risk and foreign currency exchange risk. This includes the use of interest rate swaps, interest rate locks, foreign exchange forward contracts and combined interest rate foreign exchange contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We

AT&T Inc.
Dollars in millions except per share amounts
record derivatives on our consolidated balance sheets at fair value that is derived from observable market data, including yield curves and foreign exchange rates (all of our derivatives are Level 2). Cash flows associated with derivative instruments are presented in the same category in the consolidated statements of cash flows as the item being hedged.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the years ended December 31, 2025 and 2024, no ineffectiveness was measured on fair value hedges.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At December 31, 2025, we had posted collateral of $513 (a deposit asset) and held collateral of $314 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s, before the final collateral exchange in December, we would have been required to post additional collateral of $49. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $1,405. At December 31, 2024, we had posted collateral of $188 (a deposit asset) and held collateral of $0 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

AT&T Inc.
Dollars in millions except per share amounts
Following are the notional amounts of our outstanding derivative positions at December 31:

	2025	2024
Cross-currency swaps	$35,741	$34,884
Total	$35,741	$34,884

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives in the Consolidated Statements of Income
Fair Value Hedging Relationships
For the years ended December 31,	2025	2024	2023
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(3)	$(1)	$(6)
Gain (loss) on long-term debt	3	1	6
Cross-currency swaps:
Gain (loss) on cross-currency swaps	3,741	(1,347)	1,121
Gain (loss) on long-term debt	(3,741)	1,347	(1,121)
Gain (loss) recognized in accumulated OCI	(866)	501	1,126
Foreign exchange contracts:
Gain (loss) on foreign exchange contracts	—	—	12
Gain (loss) on long-term debt	—	—	(12)
Gain (loss) recognized in accumulated OCI	—	—	12

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

Cash Flow Hedging Relationships
For the years ended December 31,	2025	2024	2023
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$—	$—	$12
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(59)	(59)	(59)

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

AT&T Inc.
Dollars in millions except per share amounts
NOTE 13. INCOME TAXES

Significant components of our deferred tax liabilities (assets) are as follows at December 31:

	2025	2024
Depreciation and amortization	$37,570	$36,531
Licenses and nonamortizable intangibles	21,742	20,660
Lease right-of-use assets	5,494	5,103
Lease liabilities	(5,464)	(5,107)
Employee benefits	(2,585)	(3,017)
Deferred fulfillment costs	1,657	1,788
Equity in partnership	14	2,716
Net operating loss and other carryforwards	(5,567)	(5,619)
Other – net	1,401	1,466
Subtotal	54,262	54,521
Deferred tax assets valuation allowance	3,978	4,338
Net deferred tax liabilities	$58,240	$58,859

Noncurrent deferred tax liabilities	$58,312	$58,939
Less: Noncurrent deferred tax assets	(72)	(80)
Net deferred tax liabilities	$58,240	$58,859

At December 31, 2025, we had combined net operating and capital loss carryforwards (tax effected) for federal income tax purposes of $695, state of $545 and foreign of $2,227, expiring through 2045. Additionally, we had federal credit carryforwards of $645 and state credit carryforwards of $1,454, expiring primarily through 2045.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowances at December 31, 2025 and 2024 related primarily to state and foreign net operating losses and state credit carryforwards.

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

AT&T Inc.
Dollars in millions except per share amounts
A reconciliation of the change in our UTB balance from January 1 to December 31 for 2025, 2024 and 2023 is as follows:

Federal, State and Foreign Tax	2025	2024	2023
Balance at beginning of year	$12,533	$11,924	$9,657
Increases for tax positions related to the current year	521	369	1,026
Increases for tax positions related to prior years	294	1,017	448
Decreases for tax positions related to prior years	(124)	(772)	(212)
Lapse of statute of limitations	(13)	(8)	(16)
Settlements	96	3	1,021
Balance at end of year	13,307	12,533	11,924
Accrued interest and penalties	2,604	2,223	1,785
Gross unrecognized income tax benefits	15,911	14,756	13,709
Less: Deferred federal and state income tax benefits	(966)	(849)	(687)
Less: Tax attributable to timing items included above	(7,401)	(6,964)	(6,438)
Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$7,544	$6,943	$6,584

Periodically we make deposits to taxing jurisdictions which reduce our UTB balance but are not included in the reconciliation above. The amount of deposits that reduced our UTB balance was $2,894 at December 31, 2025, $2,282 at December 31, 2024 and $2,361 at December 31, 2023. Current tax assets on our consolidated balance sheets were $2,772 at December 31, 2025, $2,236 at December 31, 2024 and $2,079 at December 31, 2023.

Accrued interest and penalties included in UTBs were $2,604 as of December 31, 2025, $2,223 as of December 31, 2024 and $1,785 as of December 31, 2023. We record interest and penalties related to federal, state and foreign UTBs in income tax expense. The net interest and penalty expense included in income tax expense was $476 for 2025, $474 for 2024 and $324 for 2023.

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

The components of income tax expense (benefit) are as follows:

	2025	2024	2023
Federal:
Current	$970	$2,769	$2,280
Deferred	2,524	1,289	2,250
	3,494	4,058	4,530
State and local:
Current	(269)	859	423
Deferred	331	(512)	(832)
	62	347	(409)
Foreign:
Current	44	68	66
Deferred	21	(28)	38
	65	40	104
Total	$3,621	$4,445	$4,225

AT&T Inc.
Dollars in millions except per share amounts

“Income Before Income Taxes” in the consolidated statements of income included the following components for the years ended December 31:

	2025	2024	2023
U.S. income before income taxes	$26,993	$16,674	$20,506
Foreign income (loss) before income taxes	14	24	(658)
Total	$27,007	$16,698	$19,848

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$5,671	21.0%	$3,507	21.0%	$4,168	21.0%
State and local income taxes – net of federal tax effect[1,2]	(155)	(0.6)	276	1.6	262	1.3
Foreign tax effects	40	0.2	22	0.1	98	0.5
Effect of change in tax laws or rates enacted current period	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	(19)	(0.1)	(1)	—
Tax credits
Research and development credit	(139)	(0.5)	(183)	(1.1)	(180)	(0.9)
Other	(5)	—	(7)	—	(5)	—
Changes in valuation allowance	53	0.2	2	—	53	0.3
Nontaxable or nondeductible items:
Goodwill impairment	—	—	929	5.6	9	—
Noncontrolling interest	(301)	(1.1)	(274)	(1.6)	(259)	(1.3)
Divestiture of DIRECTV	(1,311)	(4.9)	—	—	—	—
Other	(124)	(0.5)	(43)	(0.3)	(157)	(0.8)
Changes in unrecognized tax benefits[2]	578	2.1	388	2.3	467	2.4
Other adjustments
Tax basis adjustments	(592)	(2.2)	—	—	—	—
Other	(94)	(0.3)	(153)	(0.9)	(230)	(1.2)
Effective income tax rate	$3,621	13.4%	$4,445	26.6%	$4,225	21.3%
[1]The states that contribute to the majority (greater than 50%) of the tax effect in this category include California for 2025; Florida, Illinois, Michigan, New York and Texas for 2024; and California and Illinois for 2023. State taxes are impacted by current year earnings, book-tax differences, apportionment methodologies, legislative changes, divestitures, return to accrual adjustments and other permanent book-tax differences.

[2]Effective January 1, 2025, we adopted ASU 2023-09, which requires the effective tax rate reconciliation to include a distinct category for changes in UTBs. This category must include the tax effects of changes in judgment related to prior-period tax positions, settlements and statute of limitations expirations, aggregated across all tax jurisdictions. Furthermore, in accordance with ASU 2023-09, we have elected to present tax positions taken in the current annual reporting period, aggregated across all tax jurisdictions, within “Changes in unrecognized tax benefits.”

The amounts of cash income taxes paid, net of amounts refunded, are as follows at December 31:

	2025	2024	2023
Federal	$1,219	$2,452	$1,319
State	91	(49)	193
Foreign	43	53	87
Total	$1,353	$2,456	$1,599

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

In 2023, AT&T and State Street Global Advisors Trust Company, as independent fiduciary of the AT&T Pension Benefit Plan (Plan), entered into a commitment agreement with subsidiaries of Athene Holding Ltd. (Athene) under which AT&T agreed to purchase nonparticipating single premium group annuity contracts that would transfer to Athene $8,067 of the Plan’s defined benefit pension obligations related to certain retirees, participants and beneficiaries under the Plan. This transaction with Athene was considered a settlement for accounting purposes and required us to remeasure our pension plan assets and obligations at quarter-end for the second and third quarters of 2023.

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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Benefit obligation at beginning of year	$30,944	$33,227	$6,339	$6,693
Service cost - benefits earned during the period	427	487	18	22
Interest cost on projected benefit obligation	1,601	1,586	318	310
Actuarial (gain) loss	629	(1,909)	394	84
Benefits paid, including settlements	(2,957)	(2,447)	(609)	(770)
Plan transfers	(17)	—	17	—
Benefit obligation at end of year	$30,627	$30,944	$6,477	$6,339

AT&T Inc.
Dollars in millions except per share amounts
The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Fair value of plan assets at beginning of year	$27,919	$30,098	$1,144	$1,763
Actual return on plan assets	2,562	265	61	117
Benefits paid, including settlements[1]	(2,957)	(2,447)	(483)	(736)
Contributions	1,153	3	—	—
Fair value of plan assets at end of year	28,677	27,919	722	1,144
Unfunded status at end of year[2]	$(1,950)	$(3,025)	$(5,755)	$(5,195)
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

Amounts recognized on our consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Current portion of employee benefit obligation[1]	$—	$—	$(499)	$(455)
Employee benefit obligation[2]	(1,950)	(3,025)	(5,256)	(4,740)
Net amount recognized	$(1,950)	$(3,025)	$(5,755)	$(5,195)
[1]Included in “Accounts payable and accrued liabilities.”
[2]Included in “Postemployment benefit obligation,” combined with international pension obligations and other postemployment obligations of $212 and $1,060 at December 31, 2025, and $157 and $1,103 at December 31, 2024, respectively.

The accumulated benefit obligation for our pension plans represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our pension plans was $30,069 at December 31, 2025, and $30,322 at December 31, 2024.

Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Periodic Benefit Costs
The service cost component of net periodic pension cost (credit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.” Our combined net pension and postretirement cost (credit) recognized in our consolidated statements of income was $(1,121), $(1,817) and $(1,017) for the years ended December 31, 2025, 2024 and 2023.

The following table presents the components of net periodic benefit cost (credit):

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Service cost – benefits earned during the period	$427	$487	$477	$18	$22	$23
Interest cost on projected benefit obligation	1,601	1,586	1,876	318	310	340
Expected return on assets	(2,029)	(2,212)	(2,533)	(38)	(61)	(130)
Amortization of prior service credit	(48)	(87)	(133)	(1,837)	(1,928)	(2,472)
Net periodic benefit cost (credit) before remeasurement	(49)	(226)	(313)	(1,539)	(1,657)	(2,239)
Actuarial (gain) loss	96	38	1,717	371	28	181
Settlement (gain) loss	—	—	(363)	—	—	—
Net pension and postretirement cost (credit)	$47	$(188)	$1,041	$(1,168)	$(1,629)	$(2,058)

AT&T Inc.
Dollars in millions except per share amounts

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
The following table presents the after-tax changes in benefit obligations recognized in OCI and the after-tax prior service credits that were amortized from OCI into net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Balance at beginning of year	$150	$216	$316	$3,066	$4,523	$6,354
Prior service (cost) credit	—	—	—	—	—	32
Amortization of prior service credit	(36)	(66)	(100)	(1,392)	(1,457)	(1,863)
Total recognized in other comprehensive (income) loss	(36)	(66)	(100)	(1,392)	(1,457)	(1,831)
Balance at end of year	$114	$150	$216	$1,674	$3,066	$4,523

Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost, we used the following significant weighted-average assumptions:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average discount rate for determining benefit obligation at December 31	5.50%	5.70%	5.00%	5.30%	5.60%	5.00%
Discount rate in effect for determining service cost[1]	5.80%	5.10%	5.40%	5.80%	5.10%	5.20%
Discount rate in effect for determining interest cost[1]	5.40%	4.90%	5.30%	5.30%	4.90%	5.10%
Weighted-average interest credit rate for cash balance pension programs[2]	4.60%	4.60%	4.20%	—%	—%	—%
Long-term rate of return on plan assets	7.75%	7.75%	7.50%	4.00%	4.00%	6.50%
Composite rate of compensation increase for determining benefit obligation	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Composite rate of compensation increase for determining net cost (credit)	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
[1]Weighted-average discount rates shown for years with interim remeasurements: 2023 for pension benefits.
[2]Weighted-average interest crediting rates for cash balance pension programs relate only to the cash balance portion of total pension benefits. A 0.50% increase in the weighted-average interest crediting rate would increase the pension benefit obligation by $140.

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

Discount Rate Our assumed weighted-average discount rates for pension and postretirement benefits of 5.50% and 5.30% respectively, at December 31, 2025, reflect the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants. We determined our discount rates based on a range of factors, including a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date and corresponding to the related expected durations of future cash outflows. These bonds had an average rating of at least Aa3 or AA- by the nationally recognized statistical rating organizations, denominated in U.S. dollars, and generally not callable, convertible or index linked. For the year ended December 31, 2025, when compared to the year ended December 31, 2024, we decreased our pension discount rate by 0.20%, resulting in an increase in our pension plan benefit obligation of $680, and decreased our postretirement discount rate by 0.30%, resulting in an increase in our postretirement benefit obligation of $167. For the year ended December 31, 2024, when compared to the year ended December 31, 2023, we increased our pension

AT&T Inc.
Dollars in millions except per share amounts
discount rate by 0.70%, resulting in a decrease in our pension plan benefit obligation of $1,994, and increased our postretirement discount rate by 0.60%, resulting in a decrease in our postretirement benefit obligation of $317.

We utilize a full yield curve approach in the estimation of the service and interest components of net periodic benefit costs for pension and other postretirement benefits. Under this approach, we apply discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward-sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. Neither the annual measurement of our total benefit obligations nor annual net benefit cost is affected by the full yield curve approach.

Expected Long-Term Rate of Return In 2026, our expected long-term rate of return is 7.75% on pension plan assets and 4.00% on postretirement plan assets. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, management considers capital markets’ future expectations, the asset mix of the plans’ investment and average historical asset return. Actual long-term returns can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. If all other factors were to remain unchanged, we expect that a 0.50% decrease in the expected long-term rate of return would cause 2026 combined pension and postretirement cost to increase $139. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Composite Rate of Compensation Increase Our expected composite rate of compensation increase cost of 3.00% in 2025 and 2024 reflects the long-term average rate of salary increases.

Healthcare Cost Trend Our healthcare cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Based on our assessment of expectations of healthcare industry inflation, our 2026 assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants is 8.25%, grading down to an ultimate trend rate of 4.25% in 2035. For 2025, our assumed annual healthcare prescription drug cost trend and medical cost trend for eligible participants was 8.25%, grading down to an ultimate trend rate of 4.25% in 2032.

Plan Assets
Plan assets consist primarily of private and public equity, government and corporate bonds, and real assets (real estate and natural resources). The asset allocations of the pension plans are maintained to meet ERISA requirements. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. We do not have significant ERISA required contributions to our pension plans for 2026. We voluntarily contributed $1,150 to our pension plans during 2025, and intend to voluntarily contribute $350 during 2026.

We maintain VEBA trusts to partially fund postretirement benefits; however, there are no ERISA or regulatory requirements that these postretirement benefit plans be funded annually.

The principal investment objectives are to ensure the availability of funds to pay pension and postretirement benefits as they become due under a broad range of future economic scenarios, maximize long-term investment return with an acceptable level of risk based on our pension and postretirement obligations, and diversify broadly across and within the capital markets to insulate asset values against adverse experience in any one market. Each asset class has broadly diversified characteristics. Substantial biases toward any particular investing style or type of security are sought to be avoided by managing the aggregation of all accounts with portfolio benchmarks. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses. During 2025, the pension trust entered into a series of derivative contracts as part of an additional interest rate hedging strategy. This hedging strategy better aligns the pension asset duration with the liability duration and improves the interest rate hedge ratio. The notional amount of the contracts was approximately $7,300 as of December 31, 2025.

AT&T Inc.
Dollars in millions except per share amounts
The plans’ weighted-average asset targets and actual allocations as a percentage of plan assets, including the exposure of future contracts by asset categories, at December 31 are as follows:

	Pension Assets[1]					Postretirement (VEBA) Assets
	Target			2025	2024	Target			2025	2024
Equity securities:
Domestic	8%	-	18%	14%	12%	8%	-	18%	13%	10%
International	5%	-	15%	11	9	—%	-	10%	5	4
Fixed income securities	39%	-	49%	43	44	—%	-	14%	9	12
Real assets	11%	-	21%	13	15	—%	-	6%	1	1
Private equity	13%	-	23%	17	19	—%	-	6%	1	1
Other	—%	-	3%	2	1	66%	-	76%	71	72
Total				100%	100%				100%	100%
[1] Excludes interest rate hedging strategy notional value of $7,300.

At December 31, 2025, AT&T securities represented less than 1% of assets held by our pension trust. The VEBA trusts do not hold AT&T securities.

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

Other commingled investment entities are valued at quoted redemption values that represent the net asset values of units held at year-end, which management has determined approximates fair value.

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

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2025:

Pension Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$92	$—	$—	$92
Interest bearing cash	4	—	—	4
Foreign currency contracts	—	3	—	3
Equity securities:
Domestic equities	2,797	—	2	2,799
International equities	1,593	—	—	1,593
Fixed income securities:
Corporate bonds and other investments	—	7,007	14	7,021
Government and municipal bonds	26	3,675	—	3,701
Mortgage-backed securities	—	198	—	198
Real estate and real assets	—	—	2,403	2,403
Securities lending collateral[1]	688	1,484	—	2,172
Receivable for variation margin	2	—	—	2
Assets at fair value	5,202	12,367	2,419	19,988
Investments sold short and other liabilities at fair value	(48)	(3)	—	(51)
Total plan net assets at fair value	$5,154	$12,364	$2,419	$19,937
Assets held at net asset value practical expedient
Private equity funds				5,029
Real estate funds				1,198
Commingled funds				5,076
Total assets held at net asset value practical expedient				11,303
Other assets (liabilities)[2]				(2,563)
Total Plan Net Assets				$28,677
[1]Securities lending collateral primarily includes cash and government and municipal bonds.
[2]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$505	$—	$—	$505
Equity securities:
Domestic equities	3	—	—	3
Total plan net assets at fair value	$508	$—	$—	$508
Assets held at net asset value practical expedient
Private equity funds				6
Real estate funds				9
Commingled funds				197
Total assets held at net asset value practical expedient				212
Other assets (liabilities)[1]				2
Total Plan Net Assets				$722
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
The following tables set forth by level, within the fair value hierarchy, the pension and postretirement assets and liabilities at fair value as of December 31, 2024:

Pension Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Non-interest bearing cash	$146	$—	$—	$146
Interest bearing cash	23	—	—	23
Foreign currency contracts	—	2	—	2
Equity securities:
Domestic equities	2,608	—	2	2,610
International equities	1,145	—	—	1,145
Fixed income securities:
Corporate bonds and other investments	—	6,925	1	6,926
Government and municipal bonds	—	4,274	—	4,274
Mortgage-backed securities	—	267	—	267
Real estate and real assets	—	—	2,311	2,311
Securities lending collateral[1]	643	961	—	1,604
Receivable for variation margin	4	—	—	4
Assets at fair value	4,569	12,429	2,314	19,312
Investments sold short and other liabilities at fair value	(152)	(12)	—	(164)
Total plan net assets at fair value	$4,417	$12,417	$2,314	$19,148
Assets held at net asset value practical expedient
Private equity funds				5,138
Real estate funds				1,957
Commingled funds				3,895
Total assets held at net asset value practical expedient				10,990
Other assets (liabilities)[2]				(2,219)
Total Plan Net Assets				$27,919
[1]Securities lending collateral primarily includes cash and government and municipal bonds.
[2]Other assets (liabilities) include amounts receivable, accounts payable and net adjustment for securities lending payable.

Postretirement Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Interest bearing cash	$816	$6	$—	$822
Equity securities:
Domestic equities	1	—	—	1
Total plan net assets at fair value	$817	$6	$—	$823
Assets held at net asset value practical expedient
Private equity funds				9
Real estate funds				9
Commingled funds				299
Total assets held at net asset value practical expedient				317
Other assets (liabilities)[1]				4
Total Plan Net Assets				$1,144
[1]Other assets (liabilities) include amounts receivable and accounts payable.

AT&T Inc.
Dollars in millions except per share amounts
For the years ended December 31, 2025 and 2024, our postretirement assets did not include significant investments in Level 3 assets, nor were there significant changes in fair value of those assets during the period. The tables below set forth a summary of changes in the fair value of the Level 3 pension assets:

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2024	$2	$1	$2,311	$2,314
Realized gains (losses)	—	—	(315)	(315)
Unrealized gains (losses)	—	—	325	325
Transfers in	—	—	319	319
Purchases	—	13	102	115
Sales	—	—	(339)	(339)
Balance as of December 31, 2025	$2	$14	$2,403	$2,419

	Equities	Fixed Income Funds	Real Estate and Real Assets	Total
Balance as of December 31, 2023	$2	$1	$2,954	$2,957
Realized gains (losses)	—	—	159	159
Unrealized gains (losses)	—	—	(510)	(510)
Purchases	—	—	291	291
Sales	—	—	(583)	(583)
Balance as of December 31, 2024	$2	$1	$2,311	$2,314

Estimated Future Benefit Payments
Expected benefit payments are estimated using the same assumptions used in determining our benefit obligation at December 31, 2025. Because benefit payments will depend on future employment and compensation levels; average years employed; average life spans; and payment elections, among other factors, changes in any of these assumptions could significantly affect these expected amounts. The following table provides expected benefit payments under our pension and postretirement plans:

	Pension Benefits	Postretirement Benefits
2026	$3,460	$664
2027	2,955	641
2028	2,893	623
2029	2,830	520
2030	2,765	538
Years 2031 - 2035	12,516	2,536

Supplemental Retirement Plans
We also provide certain senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. While these plans are unfunded, we have assets in a designated non-bankruptcy remote trust that are independently managed and used to provide for certain of these benefits. These plans include supplemental pension benefits as well as compensation-deferral plans, some of which include a corresponding match by us based on a percentage of the compensation deferral. For our supplemental retirement plans, the projected benefit obligation was $1,199 and the net supplemental retirement pension cost was $92 at and for the year ended December 31, 2025. The projected benefit obligation was $1,305 and the net supplemental retirement pension cost was $18 at and for the year ended December 31, 2024.

We use the same significant assumptions for the composite rate of compensation increase in determining our projected benefit obligation and the net pension and postemployment benefit cost. Our discount rates of 5.10% at December 31, 2025 and 5.50% at December 31, 2024 were calculated using the same methodologies used in calculating the discount rates for our qualified pension and postretirement benefit plans.

Deferred compensation expense was $96 in 2025, $152 in 2024 and $101 in 2023.

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

Our match of employee contributions to the savings plans is fulfilled with purchases of our stock on the open market or company cash. Benefit cost, which is based on the cost of shares or units allocated to participating employees’ accounts or the cash contributed to participant accounts, was $546, $565 and $570 for the years ended December 31, 2025, 2024 and 2023.

NOTE 15. SHARE-BASED COMPENSATION

Under our various share-based compensation plans, senior and other management employees and nonemployee directors have received performance stock units and other nonvested stock units.

As of December 31, 2025, we were authorized to issue up to approximately 41 million shares of common stock (including shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) pursuant to these various plans:
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

We account for our share-based compensation arrangements based on the fair value of the awards on their respective grant date, which may affect our ability to fully realize the value shown on our consolidated balance sheets of deferred tax assets associated with compensation expense. We record a valuation allowance when our future taxable income is not expected to be sufficient to recover the asset. Accordingly, there can be no assurance that the current stock price of our common shares will rise to levels sufficient to realize the entire tax benefit currently reflected on our consolidated balance sheets. However, to the extent we generate excess tax benefits (i.e., those additional tax benefits in excess of the deferred taxes associated with compensation expense previously recognized) the potential future impact on income would be reduced.

Our consolidated statements of income include the share-based compensation cost recognized for the plans described above as “Selling, general and administrative” expense. Those expenses, as well as the associated tax benefits, are reflected in the table below:

	2025	2024	2023
Performance stock units	$152	$127	$79
Restricted stock and stock units	384	378	400
Total	$536	$505	$479
Income tax benefit	$130	$123	$118

A summary of the status of our nonvested stock units as of December 31, 2025, and changes during the year then ended is presented as follows (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at January 1, 2025	37	$19.88
Granted	18	26.04
Vested	(22)	20.87
Forfeited	(4)	21.13
Nonvested at December 31, 2025	29	$22.74

AT&T Inc.
Dollars in millions except per share amounts
As of December 31, 2025, there was $584 of total unrecognized compensation cost related to nonvested share-based compensation arrangements outstanding. That cost is expected to be recognized over a weighted-average period of 1.89 years. The total fair value of shares vested during the year was $464 for 2025, compared to $452 for 2024 and $592 for 2023.

NOTE 16. STOCKHOLDERS’ AND MEZZANINE EQUITY

Authorized Shares We have authorized 14 billion common shares of AT&T stock and 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:
•Series A: 48 thousand shares outstanding at December 31, 2025 and December 31, 2024, with a $25,000 per share liquidation preference and a dividend rate of 5.000%.
•Series B: no shares outstanding at December 31, 2025 and 20 thousand shares outstanding at December 31, 2024, with a €100,000 per share liquidation preference, and an initial rate of 2.875%. We redeemed all outstanding Series B cumulative preferred shares on March 3, 2025. The shares had a total liquidation preference of €2.0 billion and were redeemed for $2,075.
•Series C: 70 thousand shares outstanding at December 31, 2025 and December 31, 2024, with a $25,000 per share liquidation preference, and a dividend rate of 4.75%.

So long as the quarterly preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price on or after five years from the issuance date, or upon certain other contingent events.

Stock Repurchase Program From time to time, we repurchase shares of common stock. Over the past few years, these repurchases have generally been for distribution through our employee benefit plans or in connection with certain acquisitions. In December 2024, the Board approved an authorization to repurchase up to $10,000 of common stock (the “2024 Authorization”) and terminated the March 2014 authorization. During 2025, we repurchased approximately 159 million shares totaling $4,269 under this authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock (the “2026 Authorization”).

To implement repurchase authorizations, we have used open market repurchases, relying on Rule 10b5-1 of the Securities Exchange Act of 1934, where feasible. We have also used accelerated share repurchase agreements with large financial institutions to repurchase our stock. During 2024, we repurchased approximately 36 thousand shares totaling $1 under the March 2014 authorization.

Dividend Declarations In December 2025 and December 2024, AT&T declared a quarterly preferred dividend of $36. In December 2025 and December 2024, AT&T declared a quarterly common dividend of $0.2775 per share of common stock.

Preferred Interests Issued by Subsidiaries We have issued cumulative perpetual preferred membership interests in certain subsidiaries. The preferred interests are entitled to cash distributions, subject to declaration.

Mobility II Preferred Interests
In 2018, we issued 320 million Series A Cumulative Perpetual Preferred Membership Interests in Mobility II (Mobility preferred interests), which paid cash distributions of 7% per annum, subject to declaration. So long as the distributions were declared and paid, the terms of the Mobility preferred interests did not impose any limitations on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. All Mobility preferred interests were repurchased as of April 2023.

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

AT&T Inc.
Dollars in millions except per share amounts
interests were subject to reset in December 2024 and included a September series (Tower Class A-1) totaling $1,500 that paid an initial preferred distribution of 5.0%, and a December series (Tower Class A-2) totaling $4,500 that paid an initial preferred distribution of 4.75%.

In August 2024, we amended the 2019 Tower preferred interests, effective November 2024, to reset the rate and restructure the membership interests whereby all of the 2019 Tower preferred interests are now designated Fixed Rate Class A Limited Membership Interests (Tower Fixed Rate Interests). A portion of the Tower Fixed Rate Interests will move to Floating Rate Class A Limited Membership Interests (Tower Floating Rate Interests) each year over a five-year period. The Tower Fixed Rate Interests pay a preferred distribution of 5.90%, and the Tower Floating Rate Interests pay a preferred distribution equal to the Secured Overnight Financing Rate (SOFR) plus 250 basis points, as defined in the agreement. Distributions are paid quarterly, subject to declaration, and reset every five years. Any failure to declare or pay distributions on the Tower Fixed Rate Interests or Tower Floating Rate Interests (collectively, the “Tower preferred interests”) would not impose any limitation on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Tower preferred interests at the issue price beginning in November 2029, and we can call the Tower Floating Rate Interests at any time. We redeemed $65 of the Tower Floating Rate Interests in November 2025. If not called, the remaining Tower Floating Rate Interests could equal $460 by 2028. The Tower preferred interests are included in “Noncontrolling interest” on the consolidated balance sheets.

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

Telco LLC Preferred Interests
In September 2020, we issued $2,000 nonconvertible cumulative preferred interests (Telco Class A-1) out of a newly created limited liability company (Telco LLC) that was formed to hold telecommunications-related assets. In April 2023, we expanded our September 2020 transaction and issued an additional $5,250 of nonconvertible cumulative preferred interests (Telco Class A-2 and A-3). In March 2025, we issued an additional $2,250 of nonconvertible cumulative preferred interests in Telco LLC (Telco Class A-4). The Telco Class A-4 interests will pay an initial preferred distribution of 5.94% annually, subject to declaration, and subject to reset on November 1, 2028, and every four years thereafter. The Telco Class A-4 interests can be called at issue price beginning on November 1, 2028, and are subject to the same redemption and liquidation rights as the Telco Class A-1, A-2 and A-3 interests. As of December 31, 2025 and 2024, cumulative preferred interests in our Telco LLC totaled $9,500 and $7,250 (collectively the “Telco preferred interests”).

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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables for the years ended December 31:

	2025	2024	2023
Net cash received (paid) from equipment installment receivables program[1]	$1,318	$(1,358)	$648
Net cash received (paid) from revolving receivables program	16	1,147	1,456
Net cash received (paid) from other programs	—	—	(632)
Total net cash impact to cash flows from operating activities[2]	$1,334	$(211)	$1,472
[1]Cash from initial sales of $12,391, $10,587 and $10,980 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced at December 31:

	2025		2024
	Equipment Installment	Revolving	Equipment Installment	Revolving
Gross receivables:	$3,725	$425	$3,504	$553
Balance sheet classification
Accounts receivable
Notes receivable	1,886	—	1,817	—
Trade receivables	304	425	237	553
Other Assets
Noncurrent notes and trade receivables	1,535	—	1,450	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$11,987	$2,940	$11,909	$2,770
Cash proceeds received, net of remittances[1]	9,617	2,940	8,243	2,770
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

The following table sets forth a summary of equipment installment receivables sold under this program:

	2025	2024	2023
Gross receivables sold[1]	$12,513	$10,696	$11,104
Net receivables sold[2]	11,991	10,160	10,603
Cash proceeds received	12,391	10,587	10,980
Guarantee obligation recorded	925	930	932
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	2025	2024	2023
Fair value of repurchased receivables	$4,786	$3,185	$2,997
Carrying value of beneficial interests	4,774	3,199	3,013
Gain (loss) on repurchases[1]	$12	$(14)	$(16)
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At December 31, 2025 and December 31, 2024, our beneficial interests were $2,067 and $3,185, respectively, of which $1,338 and $1,906 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at December 31, 2025 and December 31, 2024 was $410 and $301, respectively, of which $216 and $150 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2025, we expanded our revolving agreement to transfer up to $2,940 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $425 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

AT&T Inc.
Dollars in millions except per share amounts
The following table sets forth a summary of the revolving receivables sold:

	2025	2024	2023
Gross receivables sold/cash proceeds received[1]	$30,311	$21,632	$8,882
Total collections under revolving agreement	30,141	20,362	7,382
Net cash proceeds received	$170	$1,270	$1,500

Net receivables sold[2]	$29,480	$21,039	$8,679
[1]Includes initial sales of receivables of $170, $1,270 and $1,500 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

We determined that we did not transfer control of the tower assets, which prevented us from achieving sale-leaseback accounting for the transaction, and we accounted for the cash proceeds from Crown Castle as a financing obligation on our consolidated balance sheets. We record interest on the financing obligation using the effective interest method at a rate of approximately 3.9%. The financing obligation is increased by interest expense and estimated future net cash flows generated and retained by Crown Castle from operation of the tower sites, and reduced by our contractual payments. We continue to include the tower assets in “Property, Plant and Equipment – Net” on our consolidated balance sheets and depreciate them accordingly. At December 31, 2025 and 2024, the tower assets had a balance of $569 and $608, respectively. Our depreciation expense for these assets was $39 for each of 2025, 2024 and 2023.

Payments made to Crown Castle under this arrangement were $274 for 2025. At December 31, 2025, the future minimum payments under the sublease arrangement are $280 for 2026, $285 for 2027, $291 for 2028, $297 for 2029, $303 for 2030 and $1,086 thereafter.

NOTE 19. TRANSACTIONS WITH DIRECTV

Prior to its sale, we accounted for our investment in DIRECTV under the equity method and recorded our share of DIRECTV earnings as equity in net income of affiliates, with DIRECTV considered a related party. On July 2, 2025, we sold our interest in DIRECTV to TPG. (See Note 10)

The following table sets forth our share of DIRECTV’s earnings included in “Equity in net income of affiliates” and cash distributions received from DIRECTV:

	2025	2024	2023
DIRECTV’s earnings included in Equity in net income of affiliates	$1,926	$2,027	$1,666

Distributions classified as operating activities	$1,926	$2,027	$1,666
Distributions classified as investing activities	—	928	2,049
Cash distributions received from DIRECTV	$1,926	$2,955	$3,715

For the years ended December 31, 2025, 2024 and 2023, we billed DIRECTV approximately $240, $536 and $730 under commercial arrangements and transition service agreements, which were recorded as a reduction to the operations and support expenses incurred.

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

During 2025, we submitted $420 in sustainability payments, with future payments under the agreement of $896 for 2026, $1,566 for 2027, $1,658 for 2028, $1,474 for 2029, $1,115 for 2030, and $9,320 thereafter. Amounts paid to FirstNet, which are not expected to be returned to AT&T to be reinvested into our network, will be expensed in the period paid. In the event FirstNet does not reinvest any funds to construct, operate, improve and maintain this network, our maximum exposure to loss is the total amount of the sustainability payments, which would be reflected in higher expense.

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

We have contractual obligations to purchase certain goods or services from various other parties. Our purchase obligations are expected to be approximately $8,545 in 2026, $10,698 in total for 2027 and 2028, $2,505 in total for 2029 and 2030 and $2,890 in total for years thereafter.

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

The following table presents the change in the supplier financing obligation for the years ended December 31:

	2025	2024
Confirmed obligations outstanding at the beginning of year	$2,498	$2,844
Invoices received	17,939	15,510
Invoices paid	(17,347)	(15,856)
Confirmed obligations outstanding at the end of year	$3,090	$2,498

AT&T Inc.
Dollars in millions except per share amounts
Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by generally 90 days at an additional cost to us (variable rate extension fee). Direct supplier financing outstanding is included in “Accounts payable and accrued liabilities” on our consolidated balance sheets and is reported as operating activities in our statements of cash flows when paid.

The following table presents the change in the direct supplier financing obligation for the years ended December 31:

	2025	2024
Obligations outstanding at the beginning of year	$6,272	$5,442
Invoices extended	19,850	15,831
Invoices paid	(19,221)	(15,001)
Obligations outstanding at the end of year	$6,901	$6,272

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

The following table presents the change in the vendor financing obligation for the years ended December 31:

	2025	2024
Obligations outstanding at the beginning of year	$1,424	$2,516
Commitments	1,594	700
Payments	(1,181)	(1,792)
Obligations outstanding at the end of year[1,2]	$1,837	$1,424
[1]Total vendor financing payables at December 31, 2025 and 2024 were $1,892 and $1,448, respectively, of which $956 and $749 are included in “Accounts payable and accrued liabilities.”
[2]Includes software licensing arrangements of approximately $1,200 and $850 at December 31, 2025 and 2024, respectively.

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

	December 31,
Consolidated Balance Sheets	2025	2024
Accounts payable and accrued liabilities:
Accounts payable	$29,910	$27,433
Accrued payroll and commissions	2,002	2,015
Current portion of employee benefit obligation	635	570
Accrued interest	2,361	2,020
Accrued taxes	585	1,301
Other	3,021	2,318
Total accounts payable and accrued liabilities	$38,514	$35,657

Consolidated Statements of Income	2025	2024	2023
Advertising expense	$3,105	$2,505	$2,576
Interest income	$403	$212	$303
Interest expense incurred	$7,025	$7,120	$7,578
Capitalized interest – capital expenditures	(165)	(162)	(179)
Capitalized interest – spectrum[1]	(56)	(199)	(695)
Total interest expense	$6,804	$6,759	$6,704
[1]Included in “Acquisitions, net of cash acquired” in our consolidated statements of cash flows.

AT&T Inc.
Dollars in millions except per share amounts

Cash and Cash Flows We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	December 31,
Cash and Cash Equivalents and Restricted Cash	2025	2024	2023	2022
Cash and cash equivalents	$18,234	$3,298	$6,722	$3,701
Restricted cash in Prepaid and other current assets	157	1	2	1
Restricted cash in Other Assets	136	107	109	91
Cash and cash equivalents and restricted cash	$18,527	$3,406	$6,833	$3,793

The following tables summarize certain cash flow activities during the periods:

Consolidated Statements of Cash Flows	2025	2024	2023
Cash paid (received) during the year for:
Interest	$6,625	$7,132	$7,370
Income taxes, net of refunds	1,353	2,456	1,599

Purchase of property and equipment	$20,677	$20,101	$17,674
Interest during construction - capital expenditures[1]	165	162	179
Total Capital expenditures	$20,842	$20,263	$17,853

Business acquisitions	$—	$—	$—
Spectrum acquisitions	323	181	2,247
Interest during construction - spectrum[1]	56	199	695
Total Acquisitions, net of cash acquired	$379	$380	$2,942
[1]Total capitalized interest was $221, $361 and $874 for 2025, 2024 and 2023, respectively.

Labor Contracts As of December 31, 2025, we employed approximately 133,030 persons. Approximately 43% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. The main contracts set to expire in 2026 include the following:
•A contract covering approximately 9,000 employees across 36 states and the District of Columbia is set to expire in February.
•A contract covering approximately 4,300 employees across five states is set to expire in April.
•Two wireline contracts covering approximately 1,800 employees across all 50 states as well as the U.S. Virgin Islands and Puerto Rico are set to expire in April.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2025.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting
a.Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

b.Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

a.There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2025 but was not reported.

b.In the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.” Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s 2026 definitive proxy statement (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the headings “Director Compensation,” “2025 Director Compensation Table,” “CEO Pay Ratio,” “Pay Versus Performance,” and the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Change in Control.”

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

Exhibit Number
2-a
Securities Purchase Agreement, dated September 29, 2024, by and among AT&T Services, Inc., AT&T Diversified MVPD Holdings LLC, AT&T MVPD Holdings LLC, Merlin Parent 2024, Inc., TPG Partners IX, L.P. and DIRECTV Entertainment Holdings LLC (Exhibit 2.1 to Form 10-Q for the period ending September 30, 2024)*

2-b
Purchase Agreement, dated as of May 21, 2025, by and among Lumen Technologies, Inc., the Sellers named therein, Forged Fiber 37, LLC, and, solely for purposes of Section 11.16 thereof, AT&T DW Holdings, Inc. (Exhibit 2.1 to Form 8-K filed on May 21, 2025)*

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

4-d	Guarantee of certain obligations of AT&T Enterprises LLC (Exhibit 4-e to Form 10-K for the period ending December 31, 2011)
4-e	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to Form 8-K filed on May 15, 2013)
4-f	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee (Exhibit 4-h to Form 10-K for the period ending December 31, 2013)
4-g
Deposit Agreement, dated December 12, 2019, among AT&T Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depository receipts described therein (Exhibit 4.3 to Form 8-K filed December 12, 2019)

4-h
Deposit Agreement, dated February 18, 2020, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Form 8-K filed February 18, 2020)

4-i	Description of AT&T’s Securities Registered Under Section 12 of the Exchange Act
10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)**
10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)**
10-c	Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)**
10-d	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)**
10-e	Short Term Incentive Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2024)**
10-f	Supplemental Life Insurance Plan (Exhibit 10-f to Form 10-K for the period ending December 31, 2024)**
10-g	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)**
10-h	2005 Supplemental Employee Retirement Plan (Exhibit 10-g to Form 10-K for the period ending December 31, 2021)**
10-i	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)**
10-j	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)**
10-k	Stock Purchase and Deferral Plan as amended May 16, 2024 (Exhibit 10.2 to Form 10-Q for the period ending June 30, 2024)**
10-l	Cash Deferral Plan as amended May 16, 2024 (Exhibit 10.1 to Form 10-Q for the period ending June 30, 2024)**
10-m
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)**

10-n	Officer Disability Plan (Exhibit 10-n to Form 10-K for the period ending December 31, 2024)**
10-o	AT&T Inc. Health Plan (Exhibit 10.1 to Form 10-Q for the period ending June 30, 2025)**
10-p	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)**
10-q	AT&T Inc. Equity Retention and Hedging Policy as amended March 24, 2022 (Exhibit 10.2 to Form 10-Q for the period ending March 31, 2022)

AT&T Inc.

10-r	Administrative Plan (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2023)**
10-s	AT&T Inc. Non-Employee Director Stock and Deferral Plan**
10-t	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)**
10-u	AT&T Inc. Board of Directors Communications Concession Program (Exhibit 10-u to Form 10-K for the period ending December 31, 2022)**
10-v	Form of Indemnity Agreement between AT&T Inc. and its directors and officers (Exhibit 10-v to Form 10-K for the period ending December 31, 2023)**
10-w	AT&T Executive Physical Program (Exhibit 10.4 to Form 10-Q for the period ending June 30, 2023)**
10-x	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)**
10-y
$12,000,000,000 Second Amended and Restated Credit Agreement, dated as of November 3, 2025, among AT&T Inc., the lenders named therein and Citibank, N.A., as agent (Exhibit 10.1 to Form 8-K filed on November 3, 2025)

10-z
$17,500,000,000 Delayed Draw Term Loan Credit Agreement, dated as of November 3, 2025, among AT&T Inc., the lenders named therein and Bank of America, N.A., as agent (Exhibit 10.2 to Form 8-K filed on November 3, 2025)

10-aa	Third Amended and Restated Limited Liability Company Agreement of NCWPCS MPL Holdings, LLC (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2024)*
10-bb	AT&T Inc. Change in Control Severance Plan (Exhibit 10-aa to Form 10-K for the period ending December 31, 2024)**
10-cc	Relocation Program Plan (Exhibit 10.2 to Form 10-Q for the period ending September 30, 2021)**
10-dd	Fourth Amended and Restated Limited Liability Company Agreement of AT&T Fiber Investment, LLC (Exhibit 10-ii to Form 10-K for the period ending December 31, 2024)*
10-ee
License Purchase Agreement, dated August 25, 2025, by and among EchoStar Corporation, the other parties set forth therein, and AT&T Mobility II LLC (Exhibit 10.1 to Form 10-Q for the period ending September 30, 2025)*

19	Insider Trading Policy (Exhibit 19 to Form 10-K for the period ending December 31, 2024)
21	Subsidiaries of AT&T Inc.
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certification
97	AT&T Inc. Clawback Policy (Exhibit 97 to Form 10-K for the period ending December 31, 2023)
99	Supplemental Interim Financial Information
101
The consolidated financial statements from the Company’s Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 9, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

AT&T Inc.

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts	Acquisitions	Deductions (b)	Balance at End of Period (c)
Year 2025	$553	2,271	—	—	2,174	$650
Year 2024	$756	1,969	—	—	2,172	$553
Year 2023	$1,011	1,969	—	—	2,224	$756
(a)Includes amounts previously written off which were credited directly to this account when recovered.
Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.
(b)Amounts written off as uncollectible.
(c)Includes balances applicable to trade receivables, loans, contract assets and other assets subject to credit loss measurement (see Note 1).

Allowance for Deferred Tax Assets

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	Deductions	Balance at End of Period
Year 2025	$4,338	(360)	—	—	—	$3,978
Year 2024	$4,656	(318)	—	—	—	$4,338
Year 2023	$4,175	481	—	—	—	$4,656

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2026.
AT&T INC.

/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
John T. Stankey*
Chairman of the Board,
Chief Executive Officer and President

Principal Financial Officer:
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer

/s/ Pascal Desroches
Pascal Desroches, as attorney-in-fact
and on his own behalf as Principal
Financial Officer

Principal Accounting Officer:
Sabrina Sanders
Senior Vice President, Chief
Accounting Officer and Controller

/s/ Sabrina Sanders

February 9, 2026

Directors:
John T. Stankey*	Beth E. Mooney*
William E. Kennard*	Matthew K. Rose*
Kelly J. Grier*	Cynthia B. Taylor*
Marissa A. Mayer*	Luis A. Ubiñas*
Michael B. McCallister*
* by power of attorney