Form 10-Q
period 2026-03-31
AT&T INC.
filed 2026-04-27
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-08610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
NYSE Texas
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 16, 2027	T 27C	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due June 1, 2030	T 30C	New York Stock Exchange
AT&T Inc. 3.950% Global Notes due April 30, 2031	T 31F	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 3.600% Global Notes due June 1, 2033	T 33A	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 4.300% Global Notes due November 18, 2034	T 34C	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 4.050% Global Notes due June 1, 2037	T 37B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange

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
Yes ☐ No ☒

At April 22, 2026, there were 6,948,338,835 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2026	2025
Operating Revenues
Service	$25,478	$25,138
Equipment	6,028	5,488
Total operating revenues	31,506	30,626

Operating Expenses
Cost of revenues
Equipment	6,305	5,694
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,261	6,339
Selling, general and administrative	7,316	7,145
Asset impairments and abandonments and restructuring	—	504
Depreciation and amortization	4,966	5,190
Total operating expenses	24,848	24,872
Operating Income	6,658	5,754
Other Income (Expense)
Interest expense	(1,813)	(1,658)
Equity in net income (loss) of affiliates	(41)	1,440
Other income (expense) — net	594	455
Total other income (expense)	(1,260)	237
Income from Continuing Operations Before Income Taxes	5,398	5,991
Income tax expense on continuing operations	1,179	1,299
Income from Continuing Operations	4,219	4,692
Loss from discontinued operations, net of tax	(38)	—
Net Income	4,181	4,692
Net Income Attributable to Noncontrolling Interest	(352)	(341)
Net Income Attributable to AT&T	$3,829	$4,351
Preferred Stock Dividends and Redemption Gain	(36)	44
Net Income Attributable to Common Stock	$3,793	$4,395
Basic Earnings Per Share from continuing operations	$0.54	$0.61
Basic Loss Per Share from discontinued operations	$—	$—
Basic Earnings Per Share Attributable to Common Stock	$0.54	$0.61
Diluted Earnings Per Share from continuing operations	$0.54	$0.61
Diluted Loss Per Share from discontinued operations	$—	$—
Diluted Earnings Per Share Attributable to Common Stock	$0.54	$0.61
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	7,017	7,213
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	7,027	7,223
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2026	2025
Net income	$4,181	$4,692
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $10 and $10	34	21
Securities:
Net unrealized gains (losses), net of taxes of $0 and $3	(1)	10
Reclassification adjustment included in net income, net of taxes of $0 and $0	—	1
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(93) and $(203)	(270)	(624)
Reclassification adjustment included in net income, net of taxes of $4 and $4	11	11
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(98) and $(115)	(306)	(356)
Other comprehensive income (loss)	(532)	(937)
Total comprehensive income	3,649	3,755
Less: Total comprehensive income attributable to noncontrolling interest	(352)	(341)
Total Comprehensive Income Attributable to AT&T	$3,297	$3,414
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$11,964	$18,234
Accounts receivable – net of related allowances for credit loss of $363 and $429	8,335	8,843
Inventories	2,451	2,420
Prepaid and other current assets	23,532	19,235
Total current assets	46,282	48,732
Property, plant and equipment	349,454	347,570
Less: accumulated depreciation and amortization	(216,330)	(216,011)
Property, Plant and Equipment – Net	133,124	131,559
Goodwill – Net	63,838	63,425
Licenses – Net	129,144	128,148
Other Intangible Assets – Net	6,135	5,254
Investments in and Advances to Equity Affiliates	1,108	1,106
Operating Lease Right-Of-Use Assets	22,756	22,642
Other Assets	18,801	19,332
Total Assets	$421,188	$420,198
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,818	$9,011
Accounts payable and accrued liabilities	37,304	38,514
Advanced billings and customer deposits	4,330	4,266
Dividends payable	1,969	1,989
Total current liabilities	50,421	53,780
Long-Term Debt	131,589	127,089
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	59,113	58,312
Postemployment benefit obligation	8,427	8,478
Operating lease liabilities	18,907	18,943
Other noncurrent liabilities	25,109	25,104
Total deferred credits and other noncurrent liabilities	111,556	110,837
Redeemable Noncontrolling Interest	2,003	2,001
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at March 31, 2026 and December 31, 2025):
Series A (48,000 issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Series B (20,000 issued and 0 outstanding at March 31, 2026 and December 31, 2025)	—	—
Series C (70,000 issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2026 and December 31, 2025: issued 7,620,748,598 at March 31, 2026 and December 31, 2025)	7,621	7,621
Additional paid-in capital	106,084	106,533
Retained earnings	17,620	15,768
Treasury stock (655,850,883 at March 31, 2026 and 583,246,242 at December 31, 2025, at cost)	(20,273)	(18,529)
Accumulated other comprehensive income (loss)	(1,392)	(860)
Noncontrolling interest	15,959	15,958
Total stockholders’ equity	125,619	126,491
Total Liabilities and Stockholders’ Equity	$421,188	$420,198
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2026	2025
Operating Activities
Income from continuing operations	$4,219	$4,692
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4,966	5,190
Provision for uncollectible accounts	560	516
Asset impairments and abandonments and restructuring	—	504
Pension and postretirement benefit expense (credit)	(396)	(397)
Net (gain) loss on investments	28	81
Changes in operating assets and liabilities:
Receivables	(119)	15
Equipment installment receivables and related sales	255	1,212
Contract asset and cost deferral	(327)	(147)
Inventories, prepaid and other current assets	(173)	(661)
Accounts payable and other accrued liabilities	(2,770)	(3,297)
Changes in income taxes	1,147	1,285
Postretirement claims and contributions	(72)	(68)
Other - net	277	124
Total adjustments	3,376	4,357
Net Cash Provided by Operating Activities from Continuing Operations	7,595	9,049
Investing Activities
Capital expenditures	(4,877)	(4,277)
Acquisitions, net of cash acquired	(2,674)	(20)
Dispositions	628	11
(Purchases), sales and settlements of securities - net	(14)	45
Other - net	(547)	(717)
Net Cash Used in Investing Activities from Continuing Operations	(7,484)	(4,958)
Financing Activities
Issuance of long-term debt	8,098	2,956
Repayment of long-term debt	(5,247)	(1,526)
Payment of vendor financing	(212)	(203)
Redemption of preferred stock	—	(2,075)
Purchase of treasury stock	(2,475)	(218)
Issuance of treasury stock	1	17
Issuance of preferred interests in subsidiary	—	2,221
Dividends paid	(1,997)	(2,091)
Other - net	(265)	366
Net Cash Used in Financing Activities from Continuing Operations	(2,097)	(553)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	(1,986)	3,538
Cash Flows from Discontinued Operations:
Cash used in operating activities	(38)	—
Cash used in investing activities	(4,171)	—
Cash used in financing activities	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	(4,209)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$(6,195)	$3,538
Cash and cash equivalents and restricted cash beginning of year	18,527	3,406
Cash and Cash Equivalents and Restricted Cash End of Period	$12,332	$6,944
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2026		March 31, 2025
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—
Balance at end of period	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$106,533		$109,108
Redemption of preferred stock		—		(2,165)
Issuance of treasury stock		(287)		(452)
Share-based compensation		(162)		(189)
Balance at end of period		$106,084		$106,302
Retained Earnings
Balance at beginning of period		$15,768		$1,871
Net income attributable to AT&T		3,829		4,351
Preferred stock redemption gain		—		90
Preferred stock dividends		(35)		(86)
Common stock dividends ($0.2775 and $0.2775 per share)		(1,942)		(2,011)
Balance at end of period		$17,620		$4,215
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	March 31, 2026		March 31, 2025
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(583)	$(18,529)	(445)	$(15,023)
Repurchase and acquisition of common stock	(95)	(2,495)	(9)	(218)
Reissuance of treasury stock	22	751	29	989
Balance at end of period	(656)	$(20,273)	(425)	$(14,252)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of period		$(860)		$795
Other comprehensive income (loss) attributable to AT&T		(532)		(937)
Balance at end of period		$(1,392)		$(142)
Noncontrolling Interest[1]
Balance at beginning of period		$15,958		$13,873
Net income attributable to noncontrolling interest		316		305
Issuance and acquisition by noncontrolling owners		—		2,221
Distributions		(315)		(285)
Balance at end of period		$15,959		$16,114
Total Stockholders’ Equity at beginning of period		$126,491		$118,245
Total Stockholders’ Equity at end of period		$125,619		$119,858
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

On February 2, 2026, we closed our transaction with Lumen Technologies, Inc. (Lumen) and acquired substantially all of Lumen’s Mass Markets fiber business for $5,756 cash, including purchase price adjustments. The acquisition included customer relationships, which we include with our advanced home internet services, and fiber network assets that were placed in a wholly owned subsidiary, Forged Fiber 37 Services, LLC (Forged Fiber). We plan to sell a controlling interest in Forged Fiber to an equity partner that will co-invest in the ongoing business. As such, Forged Fiber met the criteria of held-for-sale and accordingly is reflected as discontinued operations in the accompanying financial statements. (See Notes 8 and 12)

The consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Unless otherwise noted, the information in Notes 1 through 11 refer only to our continued operations and do not include discussion of balances or activity of our discontinued operations.

Effective with our first-quarter 2026 reporting, we realigned our internal management and reporting structure to reflect the evolution of our business model to focus on delivering converged advanced connectivity services across 5G and fiber to consumer and business customers. This new segment reporting structure also provides better visibility into the progress of exiting our copper-based Legacy operations. (See Notes 4 and 5)

As a result of our change to this new segment reporting structure, we were required to reassess the assignment of goodwill and perform impairment testing of the previous and updated reporting units as of January 1, 2026; no impairment was recorded. The assignment of goodwill was based on the relative fair value of the reporting unit, which is deemed to be our principal operating segments or one level below. The goodwill from our previous Consumer Wireline and Mobility reporting units within the Communications segment was fully assigned to the reporting units comprising the Advanced Connectivity segment. No goodwill was assigned to the reporting unit comprising the Legacy segment as we expect sustained declines in Legacy service revenues driven by progress on our copper-based network decommissioning.

Stock Repurchase Program In December 2024, the Board of Directors authorized the repurchase of up to $10,000 of AT&T common stock. We began buying back stock under this program in the second quarter of 2025. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock. For the three months ended March 31, 2026, we repurchased approximately 88 million shares totaling $2,279 under the December 2024 authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022.

To implement repurchase authorizations, we use open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended
	March 31,
	2026	2025
Numerators
Numerator for basic earnings per share:
Income from Continuing Operations	$4,219	$4,692
Net Income Attributable to Noncontrolling Interest	(352)	(341)
Preferred Stock Dividends and Redemption Gain	(36)	44
Income from continuing operations attributable to common stock	3,831	4,395
Loss from discontinued operations, net of tax	(38)	—
Net Income Attributable to Common Stock	$3,793	$4,395
Dilutive impact of share-based compensation	3	4
Numerator for diluted earnings per share	$3,796	$4,399
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,017	7,213
Dilutive impact of share-based compensation (in shares)	10	10
Denominator for diluted earnings per share	7,027	7,223

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (OCI) are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(1,401)		$(28)		$(1,209)		$1,778		$(860)
Other comprehensive income (loss) before reclassifications	34		(1)		(270)		—		(237)
Amounts reclassified from accumulated OCI	—	1	—	1	11	2	(306)	3	(295)
Net other comprehensive income (loss)	34		(1)		(259)		(306)		(532)
Balance as of March 31, 2026	$(1,367)		$(29)		$(1,468)		$1,472		$(1,392)

AT&T INC.
MARCH 31, 2026

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

NOTE 4. SEGMENT INFORMATION

Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We have three reportable segments: Advanced Connectivity, Legacy and Latin America.

Our chief operating decision maker (CODM) is our Chairman of the Board, Chief Executive Officer and President. Our CODM uses operating income to evaluate performance and allocate resources, including capital allocations, when managing the business. Our CODM manages operations through the review of actual and forecasted “Operations and Support Expenses” information, which are primarily comprised of costs for wireless devices, network access, rents, leases, sales support, customer provisioning and commissions. Operating costs and depreciation of our shared network, including copper-based assets prior to decommissioning, are managed in our Advanced Connectivity segment. Our Legacy and Latin America segments are primarily evaluated on a direct cost basis. Our CODM does not review disaggregated assets on a segment basis, therefore, that information is not presented.

The Advanced Connectivity segment provides domestic 5G and fiber-based wireless, internet and other advanced connectivity services to consumer and business customers.

The Legacy segment provides domestic legacy voice and data services to consumer and business customers over our copper-based network. Legacy segment results include revenues derived from copper-based services and direct operating costs.

The Latin America segment provides wireless service and equipment in Mexico.

Corporate and Other reconciles our segment results to consolidated operating income and income from continuing operations before income taxes and includes parent support costs, securitization fees, operations from business no longer integral to operations and significant items for which the segments are not being evaluated. Significant items typically include costs associated with the merger and integration of acquired or divested businesses, including amortization of intangible assets, legal and other items that cover historical periods, novel theories of liability and are separate and distinct from normal recurring costs, benefit-related gains and losses, employee separation charges associated with voluntary and/or strategic offers, asset impairments and abandonments and restructuring.

“Total other income (expense)” consists of “Interest expense,” “Other income (expense) – net” and “Equity in net income (loss) of affiliates” and is managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2026
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$16,941	$—	$753	$17,694	$—	$17,694
Consumer	14,584
Business	2,357
Advanced home internet	2,799	—	—	2,799	—	2,799
Business fiber and advanced connectivity	1,882	—	—	1,882	—	1,882
Business transitional and other	1,083	—	—	1,083	—	1,083
Other service	158	1,768	—	1,926	94	2,020
Total Service	22,863	1,768	753	25,384	94	25,478
Equipment	5,608	—	420	6,028	—	6,028
Operating Revenues	28,471	1,768	1,173	31,412	94	31,506
Operating Expenses
Operations and support expenses	16,913	1,156	953	19,022	714	19,736
Asset impairment and abandonment and restructuring	—	—	—	—	—	—
Transaction, legal and other costs	—	—	—	—	146	146
Depreciation and amortization	4,705	—	200	4,905	61	4,966
Operating Expenses	21,618	1,156	1,153	23,927	921	24,848
Operating Income (Loss)	$6,853	$612	$20	$7,485	$(827)	$6,658
Total other income (expense)						(1,260)
Income from continuing operations before income tax						$5,398

For the three months ended March 31, 2025
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$16,651	$—	$615	$17,266	$—	$17,266
Consumer	14,370
Business	2,281
Advanced home internet	2,198	—	—	2,198	—	2,198
Business fiber and advanced connectivity	1,755	—	—	1,755	—	1,755
Business transitional and other	1,294	—	—	1,294	—	1,294
Other service	162	2,368	—	2,530	95	2,625
Total Service	22,060	2,368	615	25,043	95	25,138
Equipment	5,132	—	356	5,488	—	5,488
Operating Revenues	27,192	2,368	971	30,531	95	30,626
Operating Expenses
Operations and support expenses	16,247	1,349	778	18,374	725	19,099
Asset impairment and abandonment and restructuring	—	—	—	—	504	504
Transaction, legal and other costs	—	—	—	—	79	79
Depreciation and amortization	4,973	—	150	5,123	67	5,190
Operating Expenses	21,220	1,349	928	23,497	1,375	24,872
Operating Income (Loss)	$5,972	$1,019	$43	$7,034	$(1,280)	$5,754
Total other income (expense)						237
Income from continuing operations before income tax						$5,991

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

We report our revenues net of sales taxes and record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. Revenue is disaggregated by services provided by segment, with additional details provided for our Advanced Connectivity consumer and business relationships (see Note 4).

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to acquire and fulfill customer contracts, including commissions on service activations are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to seven years.

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2026	2025
Deferred Acquisition Costs
Prepaid and other current assets	$3,511	$3,550
Other Assets	4,986	4,778
Total deferred customer contract acquisition costs	$8,497	$8,328
Deferred Fulfillment Costs
Prepaid and other current assets	$1,696	$1,862
Other Assets	2,896	2,864
Total deferred customer contract fulfillment costs	$4,592	$4,726

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2026	2025
Deferred acquisition cost amortization	$1,006	$906
Deferred fulfillment cost amortization	480	595
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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2026	2025
Contract asset	$8,108	$7,816
Current portion in “Prepaid and other current assets”	4,320	4,131
Contract liability	4,472	4,409
Current portion in “Advanced billings and customer deposits”	4,194	4,136

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $3,287.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $44,392, of which we expect to recognize approximately 82% by the end of 2027, with the balance recognized thereafter.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2026. We plan to voluntarily contribute $350 to our pension plans during 2026.

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

	Three months ended
	March 31,
	2026	2025
Pension cost:
Service cost – benefits earned during the period	$101	$107
Interest cost on projected benefit obligation	361	400
Expected return on assets	(525)	(507)
Amortization of prior service credit	(11)	(12)
Net pension (credit) cost	$(74)	$(12)

Postretirement cost:
Service cost – benefits earned during the period	$4	$4
Interest cost on accumulated postretirement benefit obligation	73	80
Expected return on assets	(6)	(10)
Amortization of prior service credit	(393)	(459)
Net postretirement (credit) cost	$(322)	$(385)
Combined net pension and postretirement (credit) cost	$(396)	$(397)

AT&T INC.
MARCH 31, 2026

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2025.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$137,017	$127,709	$134,718	$127,852
Investment securities[2]	1,595	1,595	1,609	1,609
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2026 and December 31, 2025. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$541	$—	$—	$541
International equities	8	—	—	8
Fixed income equities	217	—	—	217
Available-for-Sale Debt Securities	—	583	—	583
Asset Derivatives
Cross-currency swaps	—	458	—	458
Liability Derivatives
Cross-currency swaps	—	(2,626)	—	(2,626)

AT&T INC.
MARCH 31, 2026

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2026	2025
Total gains (losses) recognized on equity securities	$(32)	$(27)
Gains (losses) recognized on equity securities sold	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(32)	$(27)

At March 31, 2026, available-for-sale debt securities totaling $583 have maturities as follows - less than one year: $55; one to three years: $151; three to five years: $118; five or more years: $259.

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
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

basis spread from the assessment of hedge effectiveness. For foreign exchange contracts, we have elected to exclude the change in fair value of forward points from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2026 and 2025, no ineffectiveness was measured on fair value hedges.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2026, we had posted collateral of $28 (a deposit asset) and held collateral of $183 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in March, we would have been required to post additional collateral of $60. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $2,219. At December 31, 2025, we had posted collateral of $513 (a deposit asset) and held collateral of $314 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2026	2025
Cross-currency swaps	$36,069	$35,741
Total	$36,069	$35,741

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2026	2025
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$(1)	$(1)
Gain (loss) on long-term debt	1	1
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(587)	1,124
Gain (loss) on long-term debt	587	(1,124)
Gain (loss) recognized in accumulated OCI	(375)	(831)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

The following table presents information for our cash flow hedging relationships:

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2026	2025
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$12	$4
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Fiber On February 2, 2026, we acquired substantially all of Lumen’s Mass Markets fiber business for $5,756, including purchase price adjustments. The preliminary values of assets acquired were approximately $900 in customer relationships, $3,400 in property, plant and equipment, and $800 of goodwill. The customer relationships are managed in our Advanced Connectivity segment and will be amortized using the sum-of-the-months method over six years. Property, plant and equipment primarily represent the acquired fiber network, which we placed in Forged Fiber, a wholly owned subsidiary.

In connection with this transaction, we plan to sell a controlling interest in Forged Fiber to an equity partner that will co-invest in the ongoing business. As such, Forged Fiber met the criteria of held-for-sale and accordingly is reflected as discontinued operations. These discontinued operations include the fiber network assets, which support the acquired customer relationships through intercompany transactions. The discontinued operations were also assigned a proportionate share of goodwill and acquisition costs and related cash flows. (See Note 12)

NOTE 9. SALES OF RECEIVABLES

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
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended
	March 31,
	2026	2025
Net cash received (paid) from equipment installment receivables program[1]	$268	$859
Net cash received (paid) from revolving receivables program	(34)	133
Total net cash impact to cash flows from operating activities[2]	$234	$992
[1]Cash from initial sales of $3,483 and $3,798 for the three months ended March 31, 2026 and 2025, respectively.
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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	March 31, 2026		December 31, 2025
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$2,961	$377	$3,725	$425
Balance sheet classification
Accounts receivable
Notes receivable	1,532	—	1,886	—
Trade receivables	282	377	304	425
Other Assets
Noncurrent notes and trade receivables	1,147	—	1,535	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$12,585	$2,940	$11,987	$2,940
Cash proceeds received, net of remittances[1]	9,838	2,940	9,617	2,940
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
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended
	March 31,
	2026	2025
Gross receivables sold[1]	$3,516	$3,835
Net receivables sold[2]	3,355	3,688
Cash proceeds received	3,483	3,798
Guarantee obligation recorded	279	280
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended
	March 31,
	2026	2025
Fair value of repurchased receivables	$725	$1,937
Carrying value of beneficial interests	726	1,933
Gain (loss) on repurchases[1]	$(1)	$4
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At March 31, 2026 and December 31, 2025, our beneficial interests were $2,463 and $2,067, respectively, of which $1,737 and $1,338 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2026 and December 31, 2025 was $447 and $410, respectively, of which $227 and $216 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
During 2025, we expanded our revolving agreement to transfer up to $2,940 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $377 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of the revolving receivables sold:

	Three months ended
	March 31,
	2026	2025
Gross receivables sold/cash proceeds received[1]	$7,501	$7,343
Total collections under revolving agreement	7,501	7,173
Net cash proceeds received	$—	$170

Net receivables sold[2]	$7,294	$7,142
[1]Includes initial sales of receivables of $0 and $170 for the three months ended March 31, 2026 and 2025, respectively.
[2]Receivables net of allowance and other reserves.

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

Suppliers had elected to sell to the third-party financial institutions $4,082 and $3,090 of our outstanding payment obligations as of March 31, 2026 and December 31, 2025, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our consolidated statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to approximately 120 days, with an average of 85 days outstanding, at an additional cost to us (variable rate extension fee). We had $5,820 of direct supplier financing outstanding as of March 31, 2026 and $6,901 as of December 31, 2025, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
We enter into multi-year software licensing arrangements, which, consistent with industry standards, are paid over the license terms of two to five years. Additionally, in connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more. We refer to these arrangements as vendor financing, with the balances and activities including equipment and software arrangements. Vendor financing payments are reported as financing activities in our statements of cash flows when paid. For the three months ended March 31, 2026 and 2025, we recorded vendor financing commitments of $732 and $378, respectively. We had $2,437 of vendor financing payables at March 31, 2026, with $1,474 included in “Accounts payable and accrued liabilities” and $1,892 of vendor financing payables at December 31, 2025, with $956 included in “Accounts payable and accrued liabilities.”

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$11,964	$6,885	$18,234	$3,298
Restricted cash in Prepaid and other current assets	282	1	157	1
Restricted cash in Other Assets	86	58	136	107
Cash and Cash Equivalents and Restricted Cash	$12,332	$6,944	$18,527	$3,406

The following table summarizes cash paid during the periods for interest and income taxes:

	Three months ended
	March 31,
Cash paid (received) during the period for:	2026	2025
Interest	$1,936	$1,804
Income taxes, net of refunds	1	11

The following table summarizes capital expenditures:
	Three months ended
	March 31,
	2026	2025
Purchase of property and equipment	$4,835	$4,240
Interest during construction - capital expenditures[2]	42	37
Total Capital Expenditures	$4,877	$4,277

The following table summarizes acquisitions, net of cash acquired:
	Three months ended
	March 31,
	2026	2025
Business acquisitions[1]	$1,656	$—
Spectrum acquisitions	1,018	1
Interest during construction - spectrum[2]	—	19
Total Acquisitions[1]	$2,674	$20
[1]Approximately $4,100 of cash paid for acquisitions was reported as investing activities from discontinued operations.
[2]Total capitalized interest was $42 and $56 for the three months ended March 31, 2026 and 2025, respectively.

AT&T INC.
MARCH 31, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 12. DISCONTINUED OPERATIONS

As discussed in Notes 1 and 8, on February 2, 2026, we acquired substantially all of Lumen’s Mass Markets fiber business, including fiber network assets that are held in a new, wholly owned subsidiary, Forged Fiber, which is reflected as discontinued operations. Forged Fiber will continue to support the accompanying acquired fiber customers retained by our Advanced Connectivity segment. To reflect ongoing commercial arrangements following the disposal, results have been presented on a gross basis, with approximately $95 of operating expenses reported in continuing operations and the corresponding revenues reported in discontinued operations. Discontinued operations were also allocated a proportionate share of goodwill, acquisition-related costs and related cash flows.

The following is a summary of operating results included in income (loss) from discontinued operations for the three months ended March 31:

2026
Revenues	$99
Operating Expenses
Cost of revenues	51
Selling, general and administrative[1]	81
Total operating expenses	132
Other income (expense) – net	(17)
Net income (loss) before income taxes	(50)
Income tax (benefit) expense	(12)
Loss from discontinued operations, net of tax	$(38)
[1]Includes proportionate transaction costs.

The following are the preliminary values for the major classes of assets and liabilities associated with our discontinued operations and classified as held-for-sale on our consolidated balance sheet at March 31:

2026
Assets:
Current Assets	$132
Property, Plant and Equipment[1]	3,544
Goodwill	392
Other Assets	204
Total Assets, discontinued operations[2]	$4,272

Liabilities:
Current liabilities	$185
Other liabilities	1
Total Liabilities, discontinued operations[2]	$186
[1]Includes $71 of capital additions after acquisition.
[2]Held-for-sale assets are reported in “Other current assets” and held-for-sale liabilities are reported in “Accounts payable and accrued liabilities.”

AT&T INC.
MARCH 31, 2026

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
On February 2, 2026, we closed our transaction with Lumen Technologies, Inc. (Lumen) and acquired substantially all of Lumen’s Mass Markets fiber business. The acquisition included customer relationships, which we include with our advanced home internet services and fiber network assets that were placed in a wholly owned subsidiary, Forged Fiber 37 Services, LLC (Forged Fiber). We plan to sell a controlling interest in Forged Fiber to an equity partner that will co-invest in the ongoing business. As such, Forged Fiber met the criteria of held-for-sale and accordingly is reflected as discontinued operations in the accompanying financial statements and are not included in our discussion of continuing operations. (See Notes 8 and 12)
Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	First Quarter
			Percent
	2026	2025	Change
Operating Revenues
Service	$25,478	$25,138	1.4%
Equipment	6,028	5,488	9.8
Total Operating Revenues	31,506	30,626	2.9

Operating Expenses
Operations and support	19,882	19,682	1.0
Depreciation and amortization	4,966	5,190	(4.3)
Total Operating Expenses	24,848	24,872	(0.1)
Operating Income	6,658	5,754	15.7
Interest expense	1,813	1,658	9.3
Equity in net income (loss) of affiliates	(41)	1,440	—
Other income (expense) — net	594	455	30.5
Income from Continuing Operations Before Income Taxes	5,398	5,991	(9.9)
Income from Continuing Operations	4,219	4,692	(10.1)%

Operating revenues increased in the first quarter of 2026, reflecting higher Advanced Connectivity wireless and fiber revenues, including revenues from customers of our acquired mass markets fiber business. Operating revenues in Mexico were also higher due to favorable foreign exchange impacts during the first quarter of 2026. Offsetting the increases were lower Legacy revenues as we continue to work towards the decommissioning of our copper-based legacy network.

Operations and support expenses increased in the first quarter of 2026, primarily due to higher wireless sales volumes, which drove higher equipment, selling and bad debt expenses. The increase was also due to higher network costs that included vendor credits in the prior year, and incremental customer costs related to our acquired mass markets fiber business. The increase was partially offset by higher restructuring charges in the prior year, cost reductions from transformation initiatives and lower content licensing fees.

Depreciation and amortization expense decreased in the first quarter of 2026, primarily due to lower depreciation from fully depreciated legacy assets, partially offset by ongoing capital spending for strategic initiatives such as fiber and network upgrades.

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Operating income increased in the first quarter of 2026. Our operating income margin in the first quarter increased from 18.8% in 2025 to 21.1% in 2026.

Interest expense increased in the first quarter of 2026, primarily due to higher debt balances and interest rates on long-term borrowings.

Equity in net income (loss) of affiliates decreased in the first quarter of 2026, primarily due to the sale of our interest in DIRECTV Entertainment Holdings, LLC to TPG Capital on July 2, 2025.

Other income (expense) – net increased in the first quarter of 2026, primarily due to higher interest income from higher average cash balances and noncash losses on sales of nonstrategic assets in the prior year. These increases were partially offset by lower returns on benefit-related investments.

Income tax expense decreased in the first quarter of 2026. The decrease was primarily due to lower income from continuing operations before income tax. Our effective tax rate was 21.8% in the first quarter of 2026, versus 21.7% in the comparable period in the prior year, reflecting larger discrete state tax benefits in 2025.

Segment Results Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. Effective with our first-quarter 2026 reporting, we realigned our internal management and reporting structure to reflect the evolution of our business model to focus on delivering converged advanced connectivity services across 5G and fiber to consumer and business customers. This new segment reporting structure also provides better visibility into the progress of exiting our copper-based legacy operations.
Our segment results presented in Note 4 and discussed below follow our internal management reporting. We evaluate segment performance based on operating income as well as EBITDA and/or EBITDA margin. See “Discussion and Reconciliation of Non-GAAP Measures” for a reconciliation of EBITDA and EBITDA margin to the most comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP). We have three reportable segments: Advanced Connectivity, Legacy and Latin America.

The Advanced Connectivity segment provides domestic 5G and fiber-based wireless, internet and other advanced connectivity services to consumer and business customers. We also provide supplemental information on our advanced consumer and business customer relationships as the product lifecycles in these customer categories influence the growth trajectories of Advanced Connectivity segment results. The Legacy segment provides domestic legacy voice and data services to consumer and business customers over our copper-based network. Legacy segment results include revenues derived from copper-based services and direct operating costs. The Latin America segment provides wireless service and equipment in Mexico.

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

ADVANCED CONNECTIVITY SEGMENT
	First Quarter
	2026	2025	Percent Change
Segment Operating Revenues
Wireless service	$16,941	$16,651	1.7%
Advanced home internet	2,799	2,198	27.3
Business fiber and advanced connectivity	1,882	1,755	7.2
Business transitional and other	1,083	1,294	(16.3)
Other service	158	162	(2.5)
Total Service Revenues	22,863	22,060	3.6
Equipment	5,608	5,132	9.3
Total Segment Operating Revenues	28,471	27,192	4.7

Segment Operating Expenses
Operations and support	16,913	16,247	4.1
Depreciation and amortization	4,705	4,973	(5.4)
Total Segment Operating Expenses	21,618	21,220	1.9
Operating Income	$6,853	$5,972	14.8%

The following tables highlight other key measures of performance for Advanced Connectivity:

Wireless
	March 31,
(in 000s)	2026	2025	Percent Change
Retail Wireless Subscribers[1]	109,292	108,418	0.8%
Phone	91,057	90,193	1.0
Postpaid phone	74,503	73,031	2.0
Prepaid phone	16,554	17,162	(3.5)
Other	18,235	18,225	0.1

	First Quarter
	2026	2025	Percent Change
Retail Wireless Net Adds[1,2]	158	256	(38.3)
Phone	222	304	(27.0)
Postpaid phone	294	324	(9.3)
Prepaid phone	(72)	(20)	—
Other	(64)	(48)	(33.3)%

Phone churn[3]	1.20%	1.16%	4	BP
Postpaid phone churn[3]	0.89%	0.83%	6	BP
Prepaid phone churn[3]	2.62%	2.55%	7	BP
[1]Wireless subscribers and net additions exclude customers with free lines provided under promotional pricing until such lines are converted to paying lines.
[2]Excludes migrations between wireless subscriber categories, including connected devices, and acquisition-related activity.
[3]Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Internet
	March 31,
(in 000s)	2026	2025	Percent Change
Internet Connections	14,833	11,443	29.6%
Fiber	12,501	10,211	22.4
AT&T Fiber	11,800	9,592	23.0
AT&T Business Fiber[1]	701	619	13.2
Fixed Wireless	2,332	1,232	89.3
AT&T Internet Air (AIA)	1,736	803	—
Business Fixed Wireless[2]	596	429	38.9

	First Quarter
	2026	2025	Percent Change
Internet Net Adds[3]	584	516	13.2
Fiber	292	283	3.2
AT&T Fiber	273	261	4.6
AT&T Business Fiber[1]	19	22	(13.6)
Fixed Wireless	292	233	25.3
AT&T Internet Air (AIA)	239	181	32.0
Business Fixed Wireless[2]	53	52	1.9%
[1]Includes fiber broadband internet for businesses and excludes dedicated and ethernet fiber.
[2]Includes AT&T Internet Air for Business and historical fixed wireless services. Excludes integrated gateway wireless connections used for secondary or back-up connectivity.
[3]Excludes acquisition-related activity and the impact of customer disconnections resulting from the termination of AIA services in areas with unfavorable regulatory requirements in the first quarter of 2025.

Wireless service revenue increased in the first quarter of 2026 driven by growth in retail wireless subscribers in underpenetrated categories and converged accounts, partially offset by promotional activity. The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Phone churn was slightly higher in the first quarter of 2026, driven by the competitive dynamics of the industry.

Advanced home internet revenue increased in the first quarter of 2026 driven by an increase in fiber and AIA revenues. Fiber revenues increased 21.2% in the first quarter of 2026, due to growth in fiber customers, including customers of our acquired mass markets fiber business. We expect revenue growth to continue as we invest further in building our fiber footprint. AIA revenue increases exceeded 100% as we continue to make these services available in additional markets.

Business fiber and advanced connectivity revenues increased in the first quarter of 2026 driven by higher fiber and fixed wireless revenues.

Business transitional and other revenues decreased in the first quarter of 2026 driven by lower demand for Virtual Private Network (VPN) and wholesale services, both of which we expect to continue.

Other service revenues decreased in the first quarter of 2026, reflecting the continued decline in the number of consumer VoIP customers.

Equipment revenue increased in the first quarter of 2026, primarily due to higher wireless device sales volumes.

Operations and support expenses increased in the first quarter of 2026, primarily due to higher wireless sales volumes, which drove higher equipment, selling and bad debt expenses. The increase was also due to higher network costs that included vendor credits in the prior year, and incremental customer costs related to our acquired mass markets fiber business. These increases were partially offset by cost reductions from transformation initiatives and lower content licensing fees.

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Depreciation expense decreased in the first quarter of 2026, primarily due to lower depreciation from fully depreciated legacy assets, partially offset by ongoing capital spending for strategic initiatives such as fiber and network upgrades. Depreciation of our shared network, including copper-based assets prior to decommissioning, is managed in our Advanced Connectivity segment, consistent with our composite group depreciation methodology.

Operating income increased in the first quarter of 2026. Our Advanced Connectivity operating income margin in the first quarter increased from 22.0% in 2025 to 24.1% in 2026. Our Advanced Connectivity EBITDA margin in the first quarter increased from 40.3% in 2025 to 40.6% in 2026.

LEGACY SEGMENT	First Quarter
	2026	2025	Percent Change
Segment Operating Revenues	$1,768	$2,368	(25.3)%

Segment Operating Expenses
Operations and support	1,156	1,349	(14.3)
Depreciation and amortization	—	—	—
Total Segment Operating Expenses	1,156	1,349	(14.3)
Operating Income	$612	$1,019	(39.9)%

Operating revenues decreased in the first quarter of 2026, driven by lower demand for legacy services, which we expect to continue as we decommission our copper-based legacy network.

Operations and support represent direct operating costs and decreased in the first quarter of 2026. Expense declines were primarily driven by lower personnel and other costs resulting from the decommissioning of our legacy network and lower fulfillment cost amortization, which we expect to continue. These decreases were partially offset by vendor credits in the prior year.

Operating income decreased in the first quarter of 2026. Our Legacy operating income and EBITDA margins in the first quarter decreased from 43.0% in 2025 to 34.6% in 2026.

LATIN AMERICA SEGMENT	First Quarter
	2026	2025	Percent Change
Segment Operating Revenues
Service	$753	$615	22.4%
Equipment	420	356	18.0
Total Segment Operating Revenues	1,173	971	20.8

Segment Operating Expenses
Operations and support	953	778	22.5
Depreciation and amortization	200	150	33.3
Total Segment Operating Expenses	1,153	928	24.2
Operating Income	$20	$43	(53.5)%

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Mexico:

Subscribers
	March 31,
(in 000s)	2026	2025	Percent Change
Postpaid	7,088	5,997	18.2%
Prepaid	16,835	17,376	(3.1)
Reseller	180	235	(23.4)
Total Mexico Wireless Subscribers	24,103	23,608	2.1%

Mexico Wireless Net Additions
	First Quarter
(in 000s)	2026	2025	Percent Change
Postpaid	337	160	—%
Prepaid	(895)	(110)	—
Reseller	(19)	(18)	(5.6)
Total Mexico Wireless Net Additions	(577)	32	—%

Service revenues increased in the first quarter of 2026, primarily due to favorable foreign exchange impacts and growth in subscribers.

Equipment revenues increased in the first quarter of 2026, primarily due to favorable foreign exchange impacts and higher equipment sales.

Operations and support expenses increased in the first quarter of 2026, driven by unfavorable foreign exchange rates and increased sales volume, resulting in higher equipment costs and bad debt expenses.

Depreciation and amortization expense increased in the first quarter of 2026, driven by unfavorable foreign exchange rates, accelerated depreciation on certain assets and higher in-service assets.

Operating income decreased in the first quarter of 2026. Our Mexico operating income margin in the first quarter decreased from 4.4% in 2025 to 1.7% in 2026. Our Mexico EBITDA margin in the first quarter decreased from 19.9% in 2025 to 18.8% in 2026.

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL INFORMATION

The following tables present supplemental information on the consumer and business relationships within our Advanced Connectivity segment.

Advanced Connectivity Consumer
	First Quarter
	2026	2025	Percent Change
Operating revenues
Wireless service	$14,584	$14,370	1.5%
Advanced home internet	2,799	2,198	27.3
Other service	158	162	(2.5)
Total Service Revenues	17,541	16,730	4.8
Equipment	4,611	4,246	8.6
Total Operating Revenues	22,152	20,976	5.6

Operating expenses
Operations and support	12,589	11,801	6.7
Depreciation and amortization	3,022	3,011	0.4
Total Operating Expenses	15,611	14,812	5.4
Operating Income	$6,541	$6,164	6.1%

Advanced Connectivity Business
	First Quarter
	2026	2025	Percent Change
Operating revenues
Wireless service	$2,357	$2,281	3.3%
Fiber and advanced connectivity	1,882	1,755	7.2
Transitional and other service	1,083	1,294	(16.3)
Total Service Revenues	5,322	5,330	(0.2)
Equipment	997	886	12.5
Total Operating Revenues	6,319	6,216	1.7

Operating expenses
Operations and support	4,324	4,446	(2.7)
Depreciation and amortization	1,683	1,962	(14.2)
Total Operating Expenses	6,007	6,408	(6.3)
Operating Income (Loss)	$312	$(192)	—%

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the United States are subject to federal and state regulations. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulations in the markets where service is provided. Complying with these regulations may affect our results of operations and cash flow, and compliance may be very costly. For a discussion of these regulations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Landscape” in our Annual Report on Form 10-K for the year-ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for three months ended March 31,	2026	2025
Cash provided by operating activities	$7,595	$9,049
Cash used in investing activities	(7,484)	(4,958)
Cash used in financing activities	(2,097)	(553)

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$11,964	$18,234
Total debt	138,407	136,100

We had $11,964 in cash and cash equivalents available at March 31, 2026, decreasing $6,270 since December 31, 2025. Cash and cash equivalents included cash of $3,490 and money market funds and other cash equivalents of $8,474. Approximately $1,077 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

For the first three months of 2026, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties. These inflows were exceeded by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, including higher device payments from higher sales volumes. The cash generated from operating activities was primarily used to repay long-term debt, fund capital improvements and business acquisitions, repurchase common stock, and make dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first three months of 2026, cash provided by operating activities was $7,595, compared to $9,049 for the first three months of 2025, with prior-year operating cash flows including $1,423 of distributions from DIRECTV.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to approximately 120 days, with an average of 85 days outstanding, at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $1,136 and $2,042 for the three months ended March 31, 2026 and 2025, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Used in Investing Activities from Continuing Operations
For the first three months of 2026, cash used in investing activities totaled $7,484 and consisted primarily of $4,877 (including interest during construction) for capital expenditures. During the first three months of 2026, investing activities also included $413 of FirstNet sustainability payments, net of reinvestment, and $574 related to the note receivable payment from DIRECTV. In addition, we paid $1,018 in connection with our January 2026 acquisition of select spectrum licenses from United States Cellular Corporation (UScellular) and $5,756 in connection with our February 2026 acquisition of Lumen’s Mass Markets fiber

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

business, of which $1,656 was included in investing activities from continuing operations and $4,100 was included as investing activities from discontinued operations (see Notes 1, 8 and 12).

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. For the first three months of 2026, vendor financing payments were $212, compared to $203 for the first three months of 2025. Capital expenditures for the first three months of 2026 were $4,877, and when including $212 cash paid for vendor financing, capital investment was $5,089 ($609 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three months of 2026, we placed $732 of productive assets in service under vendor financing arrangements (compared to $378 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

On August 25, 2025, we agreed to purchase Federal Communications Commission (FCC) licenses in the 600 MHz and 3.45 GHz bands from EchoStar Corporation for approximately $23,000, subject to certain adjustments. The transaction is subject to regulatory approval and other closing conditions. The FCC licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. We signed a short-term spectrum manager lease on the 3.45 GHz spectrum, which was deployed in cell sites covering nearly two-thirds of the U.S. population.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first three months of 2026, cash used in financing activities totaled $2,097 and was comprised of debt repayments, common stock repurchases, dividend payments, and vendor financing payments, partially offset by issuances of long-term debt.

A tabular summary of our debt activities for the three months ended March 31, 2026 is as follows:

Three months ended March 31, 2026
Issuance of Notes and Debentures:
USD notes	$6,465
CAD notes	1,633
Debt Issuances	$8,098

Repayments
USD notes	$(3,741)
EUR notes	(1,103)
AUD notes	(216)
Other	(187)
Repayments of long-term debt	$(5,247)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.3% as of March 31, 2026 and 4.2% as of December 31, 2025. We had $137,017 of total notes and debentures outstanding at March 31, 2026. This also included Euro, British pound sterling, Canadian dollar, Australian dollar, and Swiss franc denominated debt that totaled approximately $34,994.

At March 31, 2026, we had $6,818 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on March 31, 2026.

For the first three months of 2026, we paid $212 of cash under our vendor financing program, compared to $203 in the prior-year comparable period. Total vendor financing payables included in our March 31, 2026 consolidated balance sheet were $2,437, with $1,474 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

During the first three months of 2026, we repurchased approximately 88 million shares totaling $2,279 under our $10,000 common stock repurchase authorization approved by the Board of Directors in December 2024 (the “2024 Authorization”), excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock (the “2026 Authorization”). At March 31, 2026, we had approximately $3,452 remaining under the 2024 Authorization, and $10,000 remaining under the 2026 Authorization.

We paid dividends on common and preferred shares of $1,997 during the first three months of 2026, compared with $2,091 for the first three months of 2025.

Dividends on common stock declared by our Board of Directors totaled $0.2775 per share in the first three months of 2026 and 2025. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 3, 2030 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of March 31, 2026.

In November 2025, we entered into a $17,500 Delayed Draw Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. The Term Loan is comprised of (i) a $6,000 364-day delayed draw term loan facility (364-Day Term Loan Facility) and (ii) a $11,500 two-year delayed draw term loan facility (Two-Year Term Loan Facility). Each of the 364-Day Term Loan Facility and Two-Year Term Loan Facility is available for a single draw at any time before November 3, 2026. No amount was outstanding under the Term Loan as of March 31, 2026.

In March 2026, we entered into two bilateral term loan facilities totaling $1,500, that will allow us to borrow funds during the second quarter. When drawn, $500 will be due in 2031 and $1,000 will be due in 2033. Advances will bear interest at a variable rate based on the secured overnight financing rate (SOFR) plus a margin. No amounts were outstanding under these facilities as of March 31, 2026.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

The Revolving Credit Agreement and the Term Loan contain covenants that are customary for an issuer with investment grade senior debt credit ratings, including a net debt-to-EBITDA financial ratio covenant requiring us to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of March 31, 2026, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $36,069 derivative portfolio, counterparties are still required to post collateral. During the first three months of 2026, we received $354 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2026, our debt ratio was 52.0%, compared to 50.9% at March 31, 2025 and 51.4% at December 31, 2025. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

AT&T INC.
MARCH 31, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

DISCUSSION AND RECONCILIATION OF NON-GAAP MEASURES
We also evaluate segment performance based on EBITDA, which is defined as operating income excluding depreciation and amortization, and/or EBITDA margin, which is defined as EBITDA divided by total revenue. EBITDA is used as part of our management reporting, and we believe EBITDA to be a relevant and useful measurement to our investors as it measures the cash generation potential of our operations. EBITDA does not give effect to depreciation and amortization expenses incurred in operating income nor is it burdened by cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. There are material limitations to using these non-GAAP financial measures. EBITDA and EBITDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

	First Quarter
			Percent
	2026	2025	Change
Advanced Connectivity Segment
Operating income	$6,853	$5,972	14.8%
Add: Depreciation and amortization	4,705	4,973	(5.4)
EBITDA	$11,558	$10,945	5.6%

Operating income margin	24.1%	22.0%
EBITDA margin	40.6%	40.3%

Legacy Segment
Operating income	$612	$1,019	(39.9)%
Add: Depreciation and amortization	—	—	—
EBITDA	$612	$1,019	(39.9)%

Operating income margin	34.6%	43.0%
EBITDA margin	34.6%	43.0%

Latin America Segment
Operating income	$20	$43	(53.5)%
Add: Depreciation and amortization	200	150	33.3
EBITDA	$220	$193	14.0%

Operating income margin	1.7%	4.4%
EBITDA margin	18.8%	19.9%

AT&T INC.
MARCH 31, 2026
Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2026, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $36,069 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as fair value or cash flow hedges with a net fair value of $(2,168) at March 31, 2026.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2026.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
MARCH 31, 2026

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
MARCH 31, 2026
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2025 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the first quarter of 2026, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2026 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2026 - January 31, 2026	42,269,676	$23.87	41,855,017	$14,732
February 1, 2026 - February 28, 2026	26,073,343	$27.84	21,802,500	$14,128
March 1, 2026 - March 31, 2026	26,190,954	$28.26	23,975,248	$13,452
Total	94,533,973	$26.18	87,632,765
1In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock. In January 2026, our Board of Directors approved, and we announced, an authorization to repurchase an additional $10,000 of common stock. The authorizations have no expiration date.

2Of the shares repurchased or transferred, 6,901,208 were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
MARCH 31, 2026
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	Administrative Plan
10.2	Cash Deferral Plan as amended effective January 1, 2027
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

April 27, 2026	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer