Form 10-Q
period 2026-06-30
AT&T INC.
filed 2026-07-22
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
Yes ☐ No ☒

At July 16, 2026, there were 6,852,385,650 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Revenues
Service	$25,977	$25,292	$51,455	$50,430
Equipment	5,581	5,555	11,609	11,043
Total operating revenues	31,558	30,847	63,064	61,473

Operating Expenses
Cost of revenues
Equipment	5,741	5,738	12,046	11,432
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,306	6,412	12,567	12,751
Selling, general and administrative	7,221	6,945	14,537	14,090
Asset impairments and abandonments and restructuring	286	—	286	504
Depreciation and amortization	4,966	5,251	9,932	10,441
Total operating expenses	24,520	24,346	49,368	49,218
Operating Income	7,038	6,501	13,696	12,255
Other Income (Expense)
Interest expense	(1,883)	(1,655)	(3,696)	(3,313)
Equity in net income (loss) of affiliates	(29)	485	(70)	1,925
Other income (expense) — net	696	767	1,290	1,222
Total other income (expense)	(1,216)	(403)	(2,476)	(166)
Income from Continuing Operations Before Income Taxes	5,822	6,098	11,220	12,089
Income tax expense on continuing operations	784	1,237	1,963	2,536
Income from Continuing Operations	5,038	4,861	9,257	9,553
Loss from discontinued operations, net of tax	(28)	—	(66)	—
Net Income	5,010	4,861	9,191	9,553
Net Income Attributable to Noncontrolling Interest	(383)	(361)	(735)	(702)
Net Income Attributable to AT&T	$4,627	$4,500	$8,456	$8,851
Preferred Stock Dividends and Redemption Gain	(36)	(36)	(72)	8
Net Income Attributable to Common Stock	$4,591	$4,464	$8,384	$8,859
Basic Earnings Per Share from continuing operations	$0.66	$0.62	$1.21	$1.22
Basic Loss Per Share from discontinued operations	—	—	(0.01)	—
Basic Earnings Per Share Attributable to Common Stock	$0.66	$0.62	$1.20	$1.22
Diluted Earnings Per Share from continuing operations	$0.66	$0.62	$1.21	$1.22
Diluted Loss Per Share from discontinued operations	—	—	(0.01)	—
Diluted Earnings Per Share Attributable to Common Stock	$0.66	$0.62	$1.20	$1.22
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	6,938	7,209	6,977	7,211
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	6,946	7,219	6,987	7,221
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$5,010	$4,861	$9,191	$9,553
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $3, $61, $13 and $71	9	188	43	209
Securities:
Net unrealized gains (losses), net of taxes of $0, $1, $0 and $4	—	2	(1)	12
Reclassification adjustment included in net income, net of taxes of $1, $1, $1 and $1	2	3	2	4
Derivative instruments:
Net unrealized gains (losses), net of taxes of $163, $32, $70 and $(171)	491	96	221	(528)
Reclassification adjustment included in net income, net of taxes of $3, $3, $7 and $7	11	11	22	22
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(98), $(114), $(196) and $(229)	(306)	(358)	(612)	(714)
Other comprehensive income (loss)	207	(58)	(325)	(995)
Total comprehensive income	5,217	4,803	8,866	8,558
Less: Total comprehensive income attributable to noncontrolling interest	(383)	(361)	(735)	(702)
Total Comprehensive Income Attributable to AT&T	$4,834	$4,442	$8,131	$7,856
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$17,570	$18,234
Accounts receivable – net of related allowances for credit loss of $372 and $429	8,521	8,843
Inventories	2,368	2,420
Prepaid and other current assets	23,375	19,235
Total current assets	51,834	48,732
Property, plant and equipment	352,703	347,570
Less: accumulated depreciation and amortization	(218,488)	(216,011)
Property, Plant and Equipment – Net	134,215	131,559
Goodwill – Net	63,865	63,425
Licenses – Net	129,123	128,148
Other Intangible Assets – Net	6,063	5,254
Investments in and Advances to Equity Affiliates	1,130	1,106
Operating Lease Right-Of-Use Assets	22,781	22,642
Other Assets	19,348	19,332
Total Assets	$428,359	$420,198
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,323	$9,011
Accounts payable and accrued liabilities	38,049	38,514
Advanced billings and customer deposits	4,065	4,266
Dividends payable	1,945	1,989
Total current liabilities	53,382	53,780
Long-Term Debt	134,631	127,089
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	60,401	58,312
Postemployment benefit obligation	8,267	8,478
Operating lease liabilities	18,934	18,943
Other noncurrent liabilities	24,305	25,104
Total deferred credits and other noncurrent liabilities	111,907	110,837
Redeemable Noncontrolling Interest	2,005	2,001
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at June 30, 2026 and December 31, 2025):
Series A (48,000 issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Series B (0 issued and outstanding at June 30, 2026 and 20,000 issued and 0 outstanding at December 31, 2025)	—	—
Series C (70,000 issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2026 and December 31, 2025: issued 7,620,748,598 at June 30, 2026 and December 31, 2025)	7,621	7,621
Additional paid-in capital	106,161	106,533
Retained earnings	20,293	15,768
Treasury stock (741,978,242 at June 30, 2026 and 583,246,242 at December 31, 2025, at cost)	(22,446)	(18,529)
Accumulated other comprehensive income (loss)	(1,185)	(860)
Noncontrolling interest	15,990	15,958
Total stockholders’ equity	126,434	126,491
Total Liabilities and Stockholders’ Equity	$428,359	$420,198
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2026	2025
Operating Activities
Income from continuing operations	$9,257	$9,553
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	9,932	10,441
Provision for uncollectible accounts	1,149	1,037
Asset impairments and abandonments and restructuring	286	504
Pension and postretirement benefit expense (credit)	(791)	(794)
Net (gain) loss on investments	(170)	(31)
Changes in operating assets and liabilities:
Receivables	(418)	(247)
Equipment installment receivables and related sales	(176)	1,115
Contract asset and cost deferral	(464)	(299)
Inventories, prepaid and other current assets	320	(317)
Accounts payable and other accrued liabilities	(2,565)	(4,440)
Changes in income taxes	1,829	1,663
Postretirement claims and contributions	(264)	(103)
Other - net	471	730
Total adjustments	9,139	9,259
Net Cash Provided by Operating Activities from Continuing Operations	18,396	18,812
Investing Activities
Capital expenditures	(10,577)	(9,174)
Acquisitions, net of cash acquired	(2,725)	(48)
Dispositions	747	40
(Purchases), sales and settlements of securities - net	(24)	(1,084)
Other - net	(654)	(778)
Net Cash Used in Investing Activities from Continuing Operations	(13,233)	(11,044)
Financing Activities
Issuance of long-term debt	14,037	6,429
Repayment of long-term debt	(5,398)	(1,620)
Payment of vendor financing	(643)	(423)
Redemption of preferred stock	—	(2,075)
Purchase of treasury stock	(4,669)	(1,179)
Issuance of treasury stock	1	17
Issuance of preferred interests in subsidiary	—	2,221
Dividends paid	(3,973)	(4,135)
Other - net	(772)	167
Net Cash Used in Financing Activities from Continuing Operations	(1,417)	(598)
Net increase in cash and cash equivalents and restricted cash from continuing operations	3,746	7,170
Cash Flows from Discontinued Operations:
Cash provided by operating activities	31	—
Cash used in investing activities	(4,363)	—
Cash used in financing activities	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	(4,332)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$(586)	$7,170
Cash and cash equivalents and restricted cash beginning of year	18,527	3,406
Cash and Cash Equivalents and Restricted Cash End of Period	$17,941	$10,576
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Retirement of stock	—	—			—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$106,084		$106,302		$106,533		$109,108
Redemption of preferred stock		—		—		—		(2,165)
Issuance of treasury stock		—		(4)		(287)		(456)
Share-based compensation		77		83		(85)		(106)
Balance at end of period		$106,161		$106,381		$106,161		$106,381
Retained Earnings
Balance at beginning of period		$17,620		$4,215		$15,768		$1,871
Net income attributable to AT&T		4,627		4,500		8,456		8,851
Preferred stock redemption gain		—		—		—		90
Preferred stock dividends		(36)		(35)		(71)		(121)
Common stock dividends ($0.2775, $0.2775, $0.5550 and $0.5550 per share)		(1,918)		(2,000)		(3,860)		(4,011)
Balance at end of period		$20,293		$6,680		$20,293		$6,680
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(656)	$(20,273)	(425)	$(14,252)	(583)	$(18,529)	(445)	$(15,023)
Repurchase and acquisition of common stock	(86)	(2,177)	(34)	(968)	(181)	(4,672)	(43)	(1,186)
Reissuance of treasury stock	—	4	—	10	22	755	29	999
Balance at end of period	(742)	$(22,446)	(459)	$(15,210)	(742)	$(22,446)	(459)	$(15,210)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of period		$(1,392)		$(142)		$(860)		$795
Other comprehensive income (loss) attributable to AT&T		207		(58)		(325)		(995)
Balance at end of period		$(1,185)		$(200)		$(1,185)		$(200)
Noncontrolling Interest[1]
Balance at beginning of period		$15,959		$16,114		$15,958		$13,873
Net income attributable to noncontrolling interest		347		326		663		631
Issuance and acquisition by noncontrolling owners		—		—		—		2,221
Distributions		(316)		(318)		(631)		(603)
Balance at end of period		$15,990		$16,122		$15,990		$16,122
Total Stockholders’ Equity at beginning of period		$125,619		$119,858		$126,491		$118,245
Total Stockholders’ Equity at end of period		$126,434		$121,394		$126,434		$121,394
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2026

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

Stock Repurchase Program In December 2024, the Board of Directors authorized the repurchase of up to $10,000 of AT&T common stock. We began buying back stock under this program in the second quarter of 2025. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock. For the six months ended June 30, 2026, we repurchased approximately 174 million shares totaling $4,435 under the December 2024 authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022.

To implement repurchase authorizations, we use open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

Retirement of Series B Preferred Shares On May 15, 2026, we retired all of the Series B cumulative preferred shares that were redeemed in May 2025.

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerators
Numerator for basic earnings per share:
Income from Continuing Operations	$5,038	$4,861	$9,257	$9,553
Net Income Attributable to Noncontrolling Interest	(383)	(361)	(735)	(702)
Preferred Stock Dividends and Redemption Gain	(36)	(36)	(72)	8
Income from continuing operations attributable to common stock	4,619	4,464	8,450	8,859
Loss from discontinued operations, net of tax	(28)	—	(66)	—
Net Income Attributable to Common Stock	$4,591	$4,464	$8,384	$8,859
Dilutive impact of share-based compensation	2	2	5	6
Numerator for diluted earnings per share	$4,593	$4,466	$8,389	$8,865
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,938	7,209	6,977	7,211
Dilutive impact of share-based compensation (in shares)	8	10	10	10
Denominator for diluted earnings per share	6,946	7,219	6,987	7,221

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (OCI) are presented below. All amounts are net of tax.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(1,401)		$(28)		$(1,209)		$1,778		$(860)
Other comprehensive income (loss) before reclassifications	43		(1)		221		—		263
Amounts reclassified from accumulated OCI	—	1	2	1	22	2	(612)	3	(588)
Net other comprehensive income (loss)	43		1		243		(612)		(325)
Balance as of June 30, 2026	$(1,358)		$(27)		$(966)		$1,166		$(1,185)

AT&T INC.
JUNE 30, 2026

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
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2026
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$17,413	$—	$780	$18,193	$—	$18,193
Consumer	14,992
Business	2,421
Advanced home internet	2,926	—	—	2,926	—	2,926
Business fiber and advanced connectivity	1,946	—	—	1,946	—	1,946
Business transitional and other	1,042	—	—	1,042	—	1,042
Other service	151	1,632	—	1,783	87	1,870
Total Service	23,478	1,632	780	25,890	87	25,977
Equipment	5,137	—	444	5,581	—	5,581
Operating Revenues	28,615	1,632	1,224	31,471	87	31,558
Operating Expenses
Operations and support expenses	16,583	1,109	997	18,689	430	19,119
Asset impairments and abandonments and restructuring	—	—	—	—	286	286
Transaction, legal and other costs	—	—	—	—	149	149
Depreciation and amortization	4,687	—	189	4,876	90	4,966
Operating Expenses	21,270	1,109	1,186	23,565	955	24,520
Operating Income (Loss)	$7,345	$523	$38	$7,906	$(868)	$7,038
Total other income (expense)						(1,216)
Income from continuing operations before income tax						$5,822

For the three months ended June 30, 2025
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$16,853	$—	$662	$17,515	$—	$17,515
Consumer	14,559
Business	2,294
Advanced home internet	2,299	—	—	2,299	—	2,299
Business fiber and advanced connectivity	1,769	—	—	1,769	—	1,769
Business transitional and other	1,249	—	—	1,249	—	1,249
Other service	164	2,202	—	2,366	94	2,460
Total Service	22,334	2,202	662	25,198	94	25,292
Equipment	5,163	—	392	5,555	—	5,555
Operating Revenues	27,497	2,202	1,054	30,753	94	30,847
Operating Expenses
Operations and support expenses	16,356	1,243	853	18,452	594	19,046
Asset impairments and abandonments and restructuring	—	—	—	—	—	—
Transaction, legal and other costs	—	—	—	—	49	49
Depreciation and amortization	5,035	—	155	5,190	61	5,251
Operating Expenses	21,391	1,243	1,008	23,642	704	24,346
Operating Income (Loss)	$6,106	$959	$46	$7,111	$(610)	$6,501
Total other income (expense)						(403)
Income from continuing operations before income tax						$6,098

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the six months ended June 30, 2026
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$34,354	$—	$1,533	$35,887	$—	$35,887
Consumer	29,576
Business	4,778
Advanced home internet	5,725	—	—	5,725	—	5,725
Business fiber and advanced connectivity	3,828	—	—	3,828	—	3,828
Business transitional and other	2,125	—	—	2,125	—	2,125
Other service	309	3,400	—	3,709	181	3,890
Total Service	46,341	3,400	1,533	51,274	181	51,455
Equipment	10,745	—	864	11,609	—	11,609
Operating Revenues	57,086	3,400	2,397	62,883	181	63,064
Operating Expenses
Operations and support expenses	33,496	2,265	1,950	37,711	1,144	38,855
Asset impairments and abandonments and restructuring	—	—	—	—	286	286
Transaction, legal and other costs	—	—	—	—	295	295
Depreciation and amortization	9,392	—	389	9,781	151	9,932
Operating Expenses	42,888	2,265	2,339	47,492	1,876	49,368
Operating Income (Loss)	$14,198	$1,135	$58	$15,391	$(1,695)	$13,696
Total other income (expense)						(2,476)
Income from continuing operations before income tax						$11,220

For the six months ended June 30, 2025
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$33,504	$—	$1,277	$34,781	$—	$34,781
Consumer	28,929
Business	4,575
Advanced home internet	4,497	—	—	4,497	—	4,497
Business fiber and advanced connectivity	3,524	—	—	3,524	—	3,524
Business transitional and other	2,543	—	—	2,543	—	2,543
Other service	326	4,570	—	4,896	189	5,085
Total Service	44,394	4,570	1,277	50,241	189	50,430
Equipment	10,295	—	748	11,043	—	11,043
Operating Revenues	54,689	4,570	2,025	61,284	189	61,473
Operating Expenses
Operations and support expenses	32,603	2,592	1,631	36,826	1,319	38,145
Asset impairments and abandonments and restructuring	—	—	—	—	504	504
Transaction, legal and other costs	—	—	—	—	128	128
Depreciation and amortization	10,008	—	305	10,313	128	10,441
Operating Expenses	42,611	2,592	1,936	47,139	2,079	49,218
Operating Income (Loss)	$12,078	$1,978	$89	$14,145	$(1,890)	$12,255
Total other income (expense)						(166)
Income from continuing operations before income tax						$12,089

AT&T INC.
JUNE 30, 2026

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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2026	2025
Deferred Acquisition Costs
Prepaid and other current assets	$3,620	$3,550
Other Assets	5,109	4,778
Total deferred customer contract acquisition costs	$8,729	$8,328
Deferred Fulfillment Costs
Prepaid and other current assets	$1,683	$1,862
Other Assets	2,781	2,864
Total deferred customer contract fulfillment costs	$4,464	$4,726

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2026	2025
Deferred acquisition cost amortization	$2,037	$1,854
Deferred fulfillment cost amortization	960	1,171
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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2026	2025
Contract asset	$8,140	$7,816
Current portion in “Prepaid and other current assets”	4,385	4,131
Contract liability	4,175	4,409
Current portion in “Advanced billings and customer deposits”	3,926	4,136

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $3,570.

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $44,582, of which we expect to recognize approximately 74% by the end of 2027, with the balance recognized thereafter.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2026. During the second quarter of 2026, we voluntarily contributed $100 to our pension plans, with an additional $250 planned in the second half of 2026.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Pension cost:
Service cost – benefits earned during the period	$100	$107	$201	$214
Interest cost on projected benefit obligation	362	401	723	801
Expected return on assets	(524)	(509)	(1,049)	(1,016)
Amortization of prior service credit	(12)	(12)	(23)	(24)
Net pension (credit) cost	$(74)	$(13)	$(148)	$(25)

Postretirement cost:
Service cost – benefits earned during the period	$3	$5	$7	$9
Interest cost on accumulated postretirement benefit obligation	73	79	146	159
Expected return on assets	(5)	(8)	(11)	(18)
Amortization of prior service credit	(392)	(460)	(785)	(919)
Net postretirement (credit) cost	$(321)	$(384)	$(643)	$(769)
Combined net pension and postretirement (credit) cost	$(395)	$(397)	$(791)	$(794)

AT&T INC.
JUNE 30, 2026

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$142,578	$133,178	$134,718	$127,852
Investment securities[2]	1,684	1,684	1,609	1,609
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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2026 and December 31, 2025. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$624	$—	$—	$624
International equities	9	—	—	9
Fixed income equities	219	—	—	219
Available-for-Sale Debt Securities	—	579	—	579
Asset Derivatives
Cross-currency swaps	—	588	—	588
Liability Derivatives
Cross-currency swaps	—	(2,415)	—	(2,415)

AT&T INC.
JUNE 30, 2026

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total gains (losses) recognized on equity securities	$79	$48	$47	$21
Gains (losses) recognized on equity securities sold	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$79	$48	$47	$21

At June 30, 2026, available-for-sale debt securities totaling $579 have maturities as follows - less than one year: $63; one to three years: $145; three to five years: $118; five or more years: $253.

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
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

basis spread from the assessment of hedge effectiveness. For foreign exchange contracts, we have elected to exclude the change in fair value of forward points from the assessment of hedge effectiveness.

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2026 and 2025, no ineffectiveness was measured on fair value hedges.

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2026, we had posted collateral of $25 (a deposit asset) and held collateral of $177 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in June, we would have been required to post additional collateral of $51. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $1,940. At December 31, 2025, we had posted collateral of $513 (a deposit asset) and held collateral of $314 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2026	2025
Cross-currency swaps	$36,037	$35,741
Total	$36,037	$35,741

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2026	2025	2026	2025
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$—	$(1)	$(1)	$(2)
Gain (loss) on long-term debt	—	1	1	2
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(283)	2,735	(870)	3,859
Gain (loss) on long-term debt	283	(2,735)	870	(3,859)
Gain (loss) recognized in accumulated OCI	642	128	267	(703)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2026	2025	2026	2025
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$12	$—	$24	$4
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(14)	(14)	(29)	(29)

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
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net cash received (paid) from equipment installment receivables program[1]	$(482)	$(135)	$(214)	$724
Net cash received (paid) from revolving receivables program	64	(42)	30	91
Total net cash impact to cash flows from operating activities[2]	$(418)	$(177)	$(184)	$815
[1]Cash from initial sales of $2,832 and $2,779 for the three months and $6,315 and $6,577 for the six months ended June 30, 2026 and 2025, respectively.
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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	June 30, 2026		December 31, 2025
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,220	$286	$3,725	$425
Balance sheet classification
Accounts receivable
Notes receivable	1,704	—	1,886	—
Trade receivables	363	286	304	425
Other Assets
Noncurrent notes and trade receivables	1,153	—	1,535	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$12,156	$3,040	$11,987	$2,940
Cash proceeds received, net of remittances[1]	9,341	3,040	9,617	2,940
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
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Gross receivables sold[1]	$2,863	$2,807	$6,379	$6,642
Net receivables sold[2]	2,738	2,687	6,093	6,375
Cash proceeds received	2,832	2,779	6,315	6,577
Guarantee obligation recorded	217	219	496	499
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Fair value of repurchased receivables	$1,022	$1,011	$1,747	$2,948
Carrying value of beneficial interests	1,023	1,011	1,749	2,944
Gain (loss) on repurchases[1]	$(1)	$—	$(2)	$4
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At June 30, 2026 and December 31, 2025, our beneficial interests were $2,584 and $2,067, respectively, of which $1,646 and $1,338 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2026 and December 31, 2025 was $498 and $410, respectively, of which $263 and $216 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
We maintain a revolving agreement that allows us to transfer up to $3,040 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $286 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table sets forth a summary of the revolving receivables sold:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Gross receivables sold/cash proceeds received[1]	$7,805	$7,673	$15,306	$15,016
Total collections under revolving agreement	7,705	7,673	15,206	14,846
Net cash proceeds received	$100	$—	$100	$170

Net receivables sold[2]	$7,597	$7,463	$14,891	$14,605
[1]Includes initial sales of receivables of $100 and $0 for the three months and $100 and $170 for the six months ended June 30, 2026 and 2025, respectively.
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

Suppliers had elected to sell to the third-party financial institutions $3,689 and $3,090 of our outstanding payment obligations as of June 30, 2026 and December 31, 2025, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our consolidated statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to approximately 120 days, with an average of 85 days outstanding, at an additional cost to us (variable rate extension fee). We had $6,725 of direct supplier financing outstanding as of June 30, 2026 and $6,901 as of December 31, 2025, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
We enter into multi-year software licensing arrangements, which, consistent with industry standards, are paid over the license terms of two to five years. Additionally, in connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more. We refer to these arrangements as vendor financing, with the balances and activities including equipment and software arrangements. Vendor financing payments are reported as financing activities in our statements of cash flows when paid. For the six months ended June 30, 2026 and 2025, we recorded vendor financing commitments of $1,603 and $831, respectively. We had $2,868 of vendor financing payables at June 30, 2026, with $1,875 included in “Accounts payable and accrued liabilities” and $1,892 of vendor financing payables at December 31, 2025, with $956 included in “Accounts payable and accrued liabilities.”

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$17,570	$10,499	$18,234	$3,298
Restricted cash in Prepaid and other current assets	312	1	157	1
Restricted cash in Other Assets	59	76	136	107
Cash and Cash Equivalents and Restricted Cash	$17,941	$10,576	$18,527	$3,406

The following table summarizes cash paid during the periods for interest and income taxes:

	Six months ended
	June 30,
Cash paid (received) during the period for:	2026	2025
Interest	$3,734	$3,316
Income taxes, net of refunds	91	880

The following table summarizes capital expenditures:
	Six months ended
	June 30,
	2026	2025
Purchase of property and equipment	$10,486	$9,097
Interest during construction - capital expenditures[2]	91	77
Total Capital Expenditures	$10,577	$9,174

The following table summarizes acquisitions, net of cash acquired:
	Six months ended
	June 30,
	2026	2025
Business acquisitions[1]	$1,691	$—
Spectrum acquisitions	1,034	14
Interest during construction - spectrum[2]	—	34
Total Acquisitions[1]	$2,725	$48
[1]Approximately $4,100 of cash paid for acquisitions was reported as investing activities from discontinued operations.
[2]Total capitalized interest was $91 and $111 for the six months ended June 30, 2026 and 2025, respectively.

AT&T INC.
JUNE 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 12. DISCONTINUED OPERATIONS

As discussed in Notes 1 and 8, on February 2, 2026, we acquired substantially all of Lumen’s Mass Markets fiber business, including fiber network assets that are held in a new, wholly owned subsidiary, Forged Fiber, which is reflected as discontinued operations. Forged Fiber will continue to support the accompanying acquired fiber customers retained by our Advanced Connectivity segment. To reflect ongoing commercial arrangements following the disposal, results in the second quarter and for the first six months of 2026 have been presented on a gross basis, with approximately $137 and $232, respectively, of operating expenses reported in continuing operations and the corresponding revenues reported in discontinued operations. Discontinued operations were also allocated a proportionate share of goodwill, acquisition-related costs and related cash flows.

A summary of operating results included in income (loss) from discontinued operations are shown in the table below:

	Three months ended	Six months ended
	June 30,	June 30,
	2026	2026
Revenues	$154	$253
Operating Expenses
Cost of revenues	75	126
Selling, general and administrative[1]	90	171
Total operating expenses	165	297
Other income (expense) – net	(26)	(43)
Net income (loss) before income taxes	(37)	(87)
Income tax (benefit) expense	(9)	(21)
Loss from discontinued operations, net of tax	$(28)	$(66)
[1]Includes proportionate transaction costs.

The following are the preliminary values for the major classes of assets and liabilities associated with our discontinued operations and classified as held-for-sale on our consolidated balance sheet at June 30:

2026
Assets:
Current Assets	$152
Property, Plant and Equipment[1]	3,702
Goodwill	445
Other Assets	175
Total Assets, discontinued operations[2]	$4,474

Liabilities:
Current liabilities	$423
Other liabilities	—
Total Liabilities, discontinued operations[2]	$423
[1]Includes $266 of capital additions after acquisition.
[2]Held-for-sale assets are reported in “Other current assets” and held-for-sale liabilities are reported in “Accounts payable and accrued liabilities.”

AT&T INC.
JUNE 30, 2026

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2026	2025	Change	2026	2025	Change
Operating Revenues
Service	$25,977	$25,292	2.7%	$51,455	$50,430	2.0%
Equipment	5,581	5,555	0.5	11,609	11,043	5.1
Total Operating Revenues	31,558	30,847	2.3	63,064	61,473	2.6

Operating Expenses
Operations and support	19,554	19,095	2.4	39,436	38,777	1.7
Depreciation and amortization	4,966	5,251	(5.4)	9,932	10,441	(4.9)
Total Operating Expenses	24,520	24,346	0.7	49,368	49,218	0.3
Operating Income	7,038	6,501	8.3	13,696	12,255	11.8
Interest expense	1,883	1,655	13.8	3,696	3,313	11.6
Equity in net income (loss) of affiliates	(29)	485	—	(70)	1,925	—
Other income (expense) — net	696	767	(9.3)	1,290	1,222	5.6
Income from Continuing Operations Before Income Taxes	5,822	6,098	(4.5)	11,220	12,089	(7.2)
Income from Continuing Operations	5,038	4,861	3.6%	9,257	9,553	(3.1)%

Operating revenues increased in the second quarter and for the first six months of 2026, reflecting higher Advanced Connectivity fiber and wireless revenues, with fiber revenues including the impact of acquiring Lumen’s mass markets fiber business. Operating revenues in Mexico were also higher due to favorable foreign exchange impacts. Offsetting the increases were lower Legacy revenues as we continue to work towards the decommissioning of our copper-based legacy network.

Operations and support expenses increased in the second quarter and for the first six months of 2026. The increase in the second quarter was primarily due to an asset abandonment charge associated with the reprioritization of our spectrum strategy, higher advertising expense, incremental customer costs related to our acquired mass markets fiber business and higher bad debt expenses driven by subscriber growth. These increases were partially offset by cost reductions from transformation initiatives, lower content licensing fees and gains on tower transactions.

The increase for the first six months was primarily due to higher wireless sales volumes, which drove higher equipment, selling and bad debt expenses. The increase was also due to higher network costs that included vendor credits in the prior year, and

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

incremental customer costs related to our acquired mass markets fiber business, which were partially offset by cost reductions from transformation initiatives, higher restructuring charges in the prior year and lower content licensing fees.

Depreciation and amortization expense decreased in the second quarter and for the first six months of 2026, primarily due to lower depreciation from fully depreciated legacy assets, partially offset by ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Operating income increased in the second quarter and for the first six months of 2026. Our operating income margin in the second quarter increased from 21.1% in 2025 to 22.3% in 2026 and for the first six months increased from 19.9% in 2025 to 21.7% in 2026.

Interest expense increased in the second quarter and for the first six months of 2026, primarily due to higher debt balances and interest rates on long-term borrowings.

Equity in net income (loss) of affiliates decreased in the second quarter and for the first six months of 2026, primarily due to the sale of our interest in DIRECTV Entertainment Holdings, LLC to TPG Capital on July 2, 2025.

Other income (expense) – net decreased in the second quarter and increased for the first six months of 2026. The decrease in the second quarter was primarily due to a gain recognized in the second quarter of 2025 associated with a prior disposition, partially offset by higher returns on benefit-related investments and interest income from higher average cash balances.

The increase for the first six months was primarily due to interest income from higher average cash balances.

Income tax expense decreased in the second quarter and for the first six months of 2026. The decrease was primarily due to lower income from continuing operations before income tax and the resolution of certain Internal Revenue Service (IRS) examinations.

Our effective tax rate was 13.5% in the second quarter and 17.5% for the first six months of 2026, versus 20.3% and 21.0% in the comparable periods in the prior year, reflecting the resolution of certain IRS examinations.

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
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

ADVANCED CONNECTIVITY SEGMENT
	Second Quarter			Six-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Segment Operating Revenues
Wireless service	$17,413	$16,853	3.3%	$34,354	$33,504	2.5%
Advanced home internet	2,926	2,299	27.3	5,725	4,497	27.3
Business fiber and advanced connectivity	1,946	1,769	10.0	3,828	3,524	8.6
Business transitional and other	1,042	1,249	(16.6)	2,125	2,543	(16.4)
Other service	151	164	(7.9)	309	326	(5.2)
Total Service Revenues	23,478	22,334	5.1	46,341	44,394	4.4
Equipment	5,137	5,163	(0.5)	10,745	10,295	4.4
Total Segment Operating Revenues	28,615	27,497	4.1	57,086	54,689	4.4

Segment Operating Expenses
Operations and support	16,583	16,356	1.4	33,496	32,603	2.7
Depreciation and amortization	4,687	5,035	(6.9)	9,392	10,008	(6.2)
Total Segment Operating Expenses	21,270	21,391	(0.6)	42,888	42,611	0.7
Operating Income	$7,345	$6,106	20.3%	$14,198	$12,078	17.6%

The following tables highlight other key measures of performance for Advanced Connectivity:

Wireless
					June 30,
(in 000s)					2026	2025	Percent Change
Retail Wireless Subscribers[1]					109,800	108,696	1.0%
Phone					91,439	90,501	1.0
Postpaid phone					74,921	73,408	2.1
Prepaid phone					16,518	17,093	(3.4)
Other					18,361	18,195	0.9%

	Second Quarter				Six-Month Period
	2026	2025	Percent Change		2026	2025	Percent Change
Retail Wireless Net Adds[1,2]	549	327	67.9%		707	583	21.3%
Phone	436	367	18.8		658	671	(1.9)
Postpaid phone	432	401	7.7		726	725	0.1
Prepaid phone	4	(34)	—		(68)	(54)	(25.9)
Other	113	(40)	—%		49	(88)	—%

Phone churn[3]	1.12%	1.17%	(5)	BP	1.16%	1.15%	1	BP
Postpaid phone churn[3]	0.86%	0.87%	(1)	BP	0.87%	0.85%	2	BP
Prepaid phone churn[3]	2.30%	2.43%	(13)	BP	2.46%	2.49%	(3)	BP
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
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Internet
				June 30,
(in 000s)				2026	2025	Percent Change
Internet Connections				15,479	11,952	29.5%
Fiber				12,868	10,480	22.8
AT&T Fiber				12,144	9,835	23.5
AT&T Business Fiber[1]				724	645	12.2
Fixed Wireless				2,611	1,472	77.4
AT&T Internet Air (AIA)				1,951	1,006	93.9
Business Fixed Wireless[2]				660	466	41.6%

	Second Quarter			Six-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Internet Net Adds[3]	646	509	26.9%	1,230	1,025	20.0%
Fiber	367	269	36.4	659	552	19.4
AT&T Fiber	344	243	41.6	617	504	22.4
AT&T Business Fiber[1]	23	26	(11.5)	42	48	(12.5)
Fixed Wireless	279	240	16.3	571	473	20.7
AT&T Internet Air (AIA)	215	203	5.9	454	384	18.2
Business Fixed Wireless[2]	64	37	73.0%	117	89	31.5%
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

Wireless service revenue increased in the second quarter and for the first six months of 2026 driven by growth in retail wireless subscribers in underpenetrated categories and converged accounts, and pricing actions that were partially offset by promotional discounts on wireless subscriber additions. The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Phone churn was lower in the second quarter and slightly higher for the first six months of 2026, reflecting the competitive dynamics of the industry.

Advanced home internet revenue increased in the second quarter and for the first six months of 2026 driven by an increase in fiber and AIA revenues. Fiber revenues increased 21.4% and 21.3% in the second quarter of 2026 and for the first six months, due to growth in fiber customers, including customers of our acquired mass markets fiber business. We expect revenue growth to continue as we invest further in building our fiber footprint. AIA revenue increases exceeded 100% as we continue to make these services available in additional markets and ramp marketing and promotion activities.

Business fiber and advanced connectivity revenues increased in the second quarter and for the first six months of 2026 driven by higher fiber and fixed wireless revenues.

Business transitional and other revenues decreased in the second quarter and for the first six months of 2026 driven by lower demand for Virtual Private Network (VPN) and wholesale services, both of which we expect to continue.

Other service revenues decreased in the second quarter and for the first six months of 2026, reflecting the continued decline in the number of consumer VoIP customers.

Equipment revenue decreased in the second quarter and increased for the first six months of 2026, with lower hardware sales to business customers in the second quarter offset by higher wireless device sales volumes. The increase for the first six months was primarily driven by higher wireless device sales volumes.

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Operations and support expenses increased in the second quarter and for the first six months of 2026. The increase in the second quarter was primarily due to higher advertising expense, incremental customer costs related to our acquired mass markets fiber business and higher bad debt expenses driven by subscriber growth. These increases were partially offset by cost reductions from transformation initiatives, lower content licensing fees and gains on tower transactions.

The increase for the first six months was primarily due to higher wireless sales volumes, which drove higher equipment, selling and bad debt expenses. The increase was also due to higher network costs that included vendor credits in the prior year, and incremental customer costs related to our acquired mass markets fiber business, which were partially offset by cost reductions from transformation initiatives and lower content licensing fees.

Depreciation expense decreased in the second quarter and for the first six months of 2026, primarily due to lower depreciation from fully depreciated legacy assets, partially offset by ongoing capital spending for strategic initiatives such as fiber and network upgrades. Depreciation of our shared network, including copper-based assets prior to decommissioning, is managed in our Advanced Connectivity segment, consistent with our composite group depreciation methodology.

Operating income increased in the second quarter and for the first six months of 2026. Our Advanced Connectivity operating income margin in the second quarter increased from 22.2% in 2025 to 25.7% in 2026 and for the first six months increased from 22.1% in 2025 to 24.9% in 2026. Our Advanced Connectivity EBITDA margin in the second quarter increased from 40.5% in 2025 to 42.0% in 2026 and for the first six months increased from 40.4% in 2025 to 41.3% in 2026.

LEGACY SEGMENT	Second Quarter			Six-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Segment Operating Revenues	$1,632	$2,202	(25.9)%	$3,400	$4,570	(25.6)%

Segment Operating Expenses
Operations and support	1,109	1,243	(10.8)	2,265	2,592	(12.6)
Depreciation and amortization	—	—	—	—	—	—
Total Segment Operating Expenses	1,109	1,243	(10.8)	2,265	2,592	(12.6)
Operating Income	$523	$959	(45.5)%	$1,135	$1,978	(42.6)%

Operating revenues decreased in the second quarter and for the first six months of 2026, driven by lower demand for legacy services, which we expect to continue as we decommission our copper-based legacy network.

Operations and support represent direct operating costs and decreased in the second quarter and for the first six months of 2026. Expense declines were primarily driven by lower personnel and other costs resulting from the decommissioning of our legacy network and lower fulfillment cost amortization, which we expect to continue. These decreases were partially offset by vendor settlements.

Operating income decreased in the second quarter and for the first six months of 2026. Our Legacy operating income and EBITDA margins in the second quarter decreased from 43.6% in 2025 to 32.0% in 2026 and for the first six months decreased from 43.3% in 2025 to 33.4% in 2026.

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Segment Operating Revenues
Service	$780	$662	17.8%	$1,533	$1,277	20.0%
Equipment	444	392	13.3	864	748	15.5
Total Segment Operating Revenues	1,224	1,054	16.1	2,397	2,025	18.4

Segment Operating Expenses
Operations and support	997	853	16.9	1,950	1,631	19.6
Depreciation and amortization	189	155	21.9	389	305	27.5
Total Segment Operating Expenses	1,186	1,008	17.7	2,339	1,936	20.8
Operating Income	$38	$46	(17.4)%	$58	$89	(34.8)%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				June 30,
(in 000s)				2026	2025	Percent Change
Postpaid				7,457	6,180	20.7%
Prepaid				15,829	17,440	(9.2)
Reseller				149	223	(33.2)
Total Mexico Wireless Subscribers				23,435	23,843	(1.7)%

Mexico Wireless Net Additions
	Second Quarter			Six-Month Period
(in 000s)	2026	2025	Change	2026	2025	Percent Change
Postpaid	369	183	—%	706	343	—%
Prepaid	(1,006)	64	—	(1,901)	(46)	—
Reseller	(31)	(12)	—	(50)	(30)	(66.7)
Total Mexico Wireless Net Additions	(668)	235	—%	(1,245)	267	—%

Service revenues increased in the second quarter and for the first six months of 2026, primarily due to favorable foreign exchange impacts and growth in postpaid subscribers and ARPU.

Equipment revenues increased in the second quarter and for the first six months of 2026, substantially due to favorable foreign exchange impacts.

Operations and support expenses increased in the second quarter and for the first six months of 2026, driven by unfavorable foreign exchange rates and higher bad debt expenses.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2026, driven by unfavorable foreign exchange rates and spectrum renewal fees, with accelerated depreciation impacting the first three months of the year.

Operating income decreased in the second quarter and for the first six months of 2026. Our Mexico operating income margin in the second quarter decreased from 4.4% in 2025 to 3.1% in 2026 and for the first six months decreased from 4.4% in 2025 to 2.4% in 2026. Our Mexico EBITDA margin in the second quarter decreased from 19.1% in 2025 to 18.5% in 2026 and for the first six months decreased from 19.5% in 2025 to 18.6% in 2026.

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL INFORMATION

The following tables present supplemental information on the consumer and business relationships within our Advanced Connectivity segment.

Advanced Connectivity Consumer
	Second Quarter			Six-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Operating revenues
Wireless service	$14,992	$14,559	3.0%	$29,576	$28,929	2.2%
Advanced home internet	2,926	2,299	27.3	5,725	4,497	27.3
Other service	151	164	(7.9)	309	326	(5.2)
Total Service Revenues	18,069	17,022	6.2	35,610	33,752	5.5
Equipment	4,260	4,273	(0.3)	8,871	8,519	4.1
Total Operating Revenues	22,329	21,295	4.9	44,481	42,271	5.2

Operating expenses
Operations and support	12,234	11,866	3.1	24,823	23,667	4.9
Depreciation and amortization	2,976	3,056	(2.6)	5,998	6,067	(1.1)
Total Operating Expenses	15,210	14,922	1.9	30,821	29,734	3.7
Operating Income	$7,119	$6,373	11.7%	$13,660	$12,537	9.0%

Advanced Connectivity Business
	Second Quarter			Six-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Operating revenues
Wireless service	$2,421	$2,294	5.5%	$4,778	$4,575	4.4%
Fiber and advanced connectivity	1,946	1,769	10.0	3,828	3,524	8.6
Transitional and other service	1,042	1,249	(16.6)	2,125	2,543	(16.4)
Total Service Revenues	5,409	5,312	1.8	10,731	10,642	0.8
Equipment	877	890	(1.5)	1,874	1,776	5.5
Total Operating Revenues	6,286	6,202	1.4	12,605	12,418	1.5

Operating expenses
Operations and support	4,349	4,490	(3.1)	8,673	8,936	(2.9)
Depreciation and amortization	1,711	1,979	(13.5)	3,394	3,941	(13.9)
Total Operating Expenses	6,060	6,469	(6.3)	12,067	12,877	(6.3)
Operating Income (Loss)	$226	$(267)	—%	$538	$(459)	—%

AT&T INC.
JUNE 30, 2026

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

On November 15, 2023, pursuant to a congressional directive, the FCC adopted rules to “facilitate” equal access to broadband and prevent digital discrimination in broadband access. The rules prohibited covered entities from implementing policies or practices not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on prohibited characteristics (including income level, race and ethnicity) or that have such differential impact, whether intentional or not. The rules broadly applied prospectively to all aspects of an ISP’s service that could impact a consumer’s ability to access broadband. Several business associations filed appeals challenging the rules and several of those appeals were consolidated in the Eighth Circuit. On May 6, 2026, the Eighth Circuit vacated the FCC’s digital discrimination rules, holding that under the plain language of the implementing law, the FCC could not adopt rules imposing “disparate impact” liability. The FCC will need to adopt new rules consistent with the statute.

For a further discussion of regulations impacting AT&T and its subsidiaries, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Landscape” in our Annual Report on Form 10-K for the year-ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for the six months ended June 30,	2026	2025
Cash provided by operating activities	$18,396	$18,812
Cash used in investing activities	(13,233)	(11,044)
Cash used in financing activities	(1,417)	(598)

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$17,570	$18,234
Total debt	143,954	136,100

Our cash balance at June 30, 2026 remained elevated as we anticipate the completion of our pending transaction with EchoStar Corporation (EchoStar). We had $17,570 in cash and cash equivalents available at June 30, 2026, decreasing $664 since December 31, 2025. Cash and cash equivalents included cash of $5,744 and money market funds and other cash equivalents of $11,826. Approximately $1,251 of our cash and cash equivalents were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

For the first six months of 2026, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses. The cash generated from operating activities was primarily used to fund capital improvements and business acquisitions, repay long-term debt, repurchase common stock and make dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first six months of 2026, cash provided by operating activities was $18,396, compared to $18,812 for the first six months of 2025, with the prior year benefiting from $1,675 of cash received from DIRECTV, net of related tax payments. Cash from operations in 2026 includes increases resulting from lower cash tax payments and the timing of working capital payments, which were partially offset by $100 of voluntarily contribution to our pension plans.

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to approximately 120 days, with an average of 85 days outstanding, at an additional cost to us (referred to as direct supplier financing). The net impact of direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $272 and $2,146 for the six months ended June 30, 2026 and 2025, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Used in Investing Activities from Continuing Operations
For the first six months of 2026, cash used in investing activities totaled $13,233 and consisted primarily of $10,577 (including interest during construction) for capital expenditures. During the first six months of 2026, investing activities also included $360 of FirstNet sustainability payments, net of reinvestment, and approximately $574 related to the note receivable payment from DIRECTV. In addition, we paid $1,018 in connection with our January 2026 acquisition of select spectrum licenses from United States Cellular Corporation (UScellular) and $5,756 in connection with our February 2026 acquisition of Lumen’s Mass Markets fiber business, of which $1,656 was included in investing activities from continuing operations and $4,100 was included as investing activities from discontinued operations (see Notes 1, 8 and 12).

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. For the first six months of 2026, vendor financing payments were $643, compared to $423 for the first six months of 2025. Capital expenditures for the first six months of 2026 were $10,577, and when including $643 cash paid for vendor financing, capital investment was $11,220 ($1,623 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months of 2026, we placed $1,603 of productive assets in service under vendor financing arrangements (compared to $831 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

On August 25, 2025, we agreed to purchase Federal Communications Commission (FCC) licenses in the 600 MHz and 3.45 GHz bands from EchoStar Corporation for approximately $23,000, subject to certain adjustments. The transaction is subject to certain closing conditions. The FCC licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. We signed a short-term spectrum manager lease on the 3.45 GHz spectrum, which was deployed in cell sites covering nearly two-thirds of the U.S. population. We expect to close this transaction by the end of July 2026 and will fund the acquisition using a combination of cash on hand and term loan borrowings.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first six months of 2026, cash used in financing activities totaled $1,417 and was comprised of debt repayments, common stock repurchases, dividend payments, and vendor financing payments, partially offset by issuances of long-term debt.

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

A tabular summary of our debt activities for the six months ended June 30, 2026 is as follows:

	First Quarter	Second Quarter	Six months ended June 30, 2026
Issuance of Notes and Debentures:
USD notes	$6,465	$5,939	$12,404
CAD notes	1,633	—	1,633
Debt Issuances	$8,098	$5,939	$14,037

Repayments
USD notes	$(3,741)	$—	$(3,741)
EUR notes	(1,103)	(32)	(1,135)
AUD notes	(216)	—	(216)
Other	(187)	(119)	(306)
Repayments of long-term debt	$(5,247)	$(151)	$(5,398)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.4% as of June 30, 2026 and 4.2% as of December 31, 2025. We had $142,578 of total notes and debentures outstanding at June 30, 2026. This also included Euro, British pound sterling, Canadian dollar, Australian dollar, and Swiss franc denominated debt that totaled approximately $34,652.

At June 30, 2026, we had $9,323 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on June 30, 2026.

For the first six months of 2026, we paid $643 of cash under our vendor financing program, compared to $423 in the prior-year comparable period. Total vendor financing payables included in our June 30, 2026 consolidated balance sheet were $2,868, with $1,875 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

During the first six months of 2026, we repurchased approximately 174 million shares totaling $4,435 under our $10,000 common stock repurchase authorization approved by the Board of Directors in December 2024 (the “2024 Authorization”), excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock (the “2026 Authorization”). At June 30, 2026, we had approximately $1,296 remaining under the 2024 Authorization, and $10,000 remaining under the 2026 Authorization.

We paid dividends on common and preferred shares of $3,973 during the first six months of 2026, compared with $4,135 for the first six months of 2025.

Dividends on common stock declared by our Board of Directors totaled $0.5550 per share in the first six months of 2026 and 2025. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete. The summaries of the Revolving Credit Agreement and Term Loan (each as defined below) are qualified in their entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 3, 2030 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of June 30, 2026.

In November 2025, we entered into a $17,500 Delayed Draw Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. The Term Loan is comprised of (i) a $6,000 364-day delayed draw term loan facility (364-Day Term

AT&T INC.
JUNE 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Loan Facility) and (ii) a $11,500 two-year delayed draw term loan facility (Two-Year Term Loan Facility). Each of the 364-Day Term Loan Facility and Two-Year Term Loan Facility is available for a single draw at any time before November 3, 2026. No amount was outstanding under the Term Loan as of June 30, 2026.

In March 2026, we entered into two bilateral term loan facilities totaling $1,500, that will allow us to borrow funds during the year. When drawn, $500 will be due in 2031 and $1,000 will be due in 2033. Advances will bear interest at a variable rate based on the secured overnight financing rate (SOFR) plus a margin. No amounts were outstanding under these facilities as of June 30, 2026.

In May 2026, we entered into a $1,000 bilateral term loan facility, that will allow us to borrow funds during the year. When drawn, $1,000 will be due in 2029. Advances will bear interest at a variable rate based on SOFR plus a margin. No amount was outstanding under this facility as of June 30, 2026.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

The Revolving Credit Agreement and the Term Loan contain covenants that are customary for an issuer with investment grade senior debt credit ratings, including a net debt-to-EBITDA financial ratio covenant requiring us to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of June 30, 2026, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, which cover the majority of our approximate $36,037 derivative portfolio, counterparties are still required to post collateral. During the first six months of 2026, we received $351 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2026, our debt ratio was 52.8%, compared to 51.7% at June 30, 2025 and 51.4% at December 31, 2025. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

AT&T INC.
JUNE 30, 2026

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2026	2025	Change	2026	2025	Change
Advanced Connectivity Segment
Operating income	$7,345	$6,106	20.3%	$14,198	$12,078	17.6%
Add: Depreciation and amortization	4,687	5,035	(6.9)	9,392	10,008	(6.2)
EBITDA	$12,032	$11,141	8.0%	$23,590	$22,086	6.8%

Operating income margin	25.7%	22.2%		24.9%	22.1%
EBITDA margin	42.0%	40.5%		41.3%	40.4%

Legacy Segment
Operating income	$523	$959	(45.5)%	$1,135	$1,978	(42.6)%
Add: Depreciation and amortization	—	—	—	—	—	—
EBITDA	$523	$959	(45.5)%	$1,135	$1,978	(42.6)%

Operating income margin	32.0%	43.6%		33.4%	43.3%
EBITDA margin	32.0%	43.6%		33.4%	43.3%

Latin America Segment
Operating income	$38	$46	(17.4)%	$58	$89	(34.8)%
Add: Depreciation and amortization	189	155	21.9	389	305	27.5
EBITDA	$227	$201	12.9%	$447	$394	13.5%

Operating income margin	3.1%	4.4%		2.4%	4.4%
EBITDA margin	18.5%	19.1%		18.6%	19.5%

AT&T INC.
JUNE 30, 2026
Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2026, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $36,037 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as fair value or cash flow hedges with a net fair value of $(1,827) at June 30, 2026.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2026.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
JUNE 30, 2026

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
•The development and delivery of attractive and profitable wireless and broadband offerings and devices, including our ability to match speeds and coverage areas offered by competitors; and the availability, cost and/or reliability of technologies required to provide such offerings.
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
JUNE 30, 2026
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2025 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the second quarter of 2026, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2026 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2026 - April 30, 2026	23,214,943	$26.73	23,205,000	$12,832
May 1, 2026 - May 31, 2026	36,147,814	$25.14	36,143,712	$11,923
June 1, 2026 - June 30, 2026	26,871,268	$23.36	26,863,791	$11,296
Total	86,234,025	$25.01	86,212,503
1In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock. In January 2026, our Board of Directors approved, and we announced, an authorization to repurchase an additional $10,000 of common stock. The authorizations have no expiration date.

2Of the shares repurchased or transferred, 21,522 were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
JUNE 30, 2026
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 15, 2026 (Exhibit 3.1 to Form 8-K filed on May 20, 2026)
10.1	2026 Incentive Plan (Exhibit 10-a to Form S-8 filed on May 29, 2026)
10.2	Stock Purchase and Deferral Plan as amended on May 14, 2026 (Exhibit 10-b to Form S-8 filed on May 29, 2026)
10.3	Administrative Plan
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

July 22, 2026	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer