Form 10-Q
period 2026-09-30
AT&T INC.
filed 2026-10-21
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-08610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
NYSE Texas
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 16, 2027	T 27C	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due August 17, 2028	T 28E	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due June 1, 2030	T 30C	New York Stock Exchange
AT&T Inc. 3.600% Global Notes due August 3, 2030	T 30E	New York Stock Exchange
AT&T Inc. 3.950% Global Notes due April 30, 2031	T 31F	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 3.600% Global Notes due June 1, 2033	T 33A	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 4.150% Global Notes due August 3, 2034	T 34E	New York Stock Exchange
AT&T Inc. 4.300% Global Notes due November 18, 2034	T 34C	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 4.050% Global Notes due June 1, 2037	T 37B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 4.550% Global Notes due August 3, 2038	T 38D	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 5.050% Global Notes due August 3, 2045	T 45B	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 7.050% Global Notes due August 3, 2052	T 52	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange

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
Yes ☐ No ☒

At October 15, 2026, there were 6,736,473,433 common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Revenues
Service	$26,301	$25,336	$77,756	$75,766
Equipment	6,021	5,373	17,630	16,416
Total operating revenues	32,322	30,709	95,386	92,182

Operating Expenses
Cost of revenues
Equipment	6,098	5,468	18,144	16,900
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	6,344	6,351	18,911	19,102
Selling, general and administrative	7,435	7,454	21,972	21,544
Asset impairments and abandonments and restructuring	3,372	—	3,658	504
Depreciation and amortization	4,978	5,317	14,910	15,758
Total operating expenses	28,227	24,590	77,595	73,808
Operating Income	4,095	6,119	17,791	18,374
Other Income (Expense)
Interest expense	(1,979)	(1,700)	(5,675)	(5,013)
Equity in net income (loss) of affiliates	(10)	(20)	(80)	1,905
Other income (expense) — net	590	6,254	1,880	7,476
Total other income (expense)	(1,399)	4,534	(3,875)	4,368
Income from Continuing Operations Before Income Taxes	2,696	10,653	13,916	22,742
Income tax expense on continuing operations	1,390	976	3,353	3,512
Income from Continuing Operations	1,306	9,677	10,563	19,230
Loss from discontinued operations, net of tax	(37)	—	(103)	—
Net Income	1,269	9,677	10,460	19,230
Net Income Attributable to Noncontrolling Interest	(378)	(363)	(1,113)	(1,065)
Net Income Attributable to AT&T	$891	$9,314	$9,347	$18,165
Preferred Stock Dividends and Redemption Gain	(36)	(36)	(108)	(28)
Net Income Attributable to Common Stock	$855	$9,278	$9,239	$18,137
Basic Earnings Per Share from continuing operations	$0.13	$1.29	$1.34	$2.51
Basic Loss Per Share from discontinued operations	(0.01)	—	(0.01)	—
Basic Earnings Per Share Attributable to Common Stock	$0.12	$1.29	$1.33	$2.51
Diluted Earnings Per Share from continuing operations	$0.13	$1.29	$1.34	$2.51
Diluted Loss Per Share from discontinued operations	(0.01)	—	(0.01)	—
Diluted Earnings Per Share Attributable to Common Stock	$0.12	$1.29	$1.33	$2.51
Weighted Average Number of Common Shares Outstanding — Basic (in millions)	6,835	7,156	6,929	7,193
Weighted Average Number of Common Shares Outstanding — with Dilution (in millions)	6,844	7,169	6,938	7,203
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$1,269	$9,677	$10,460	$19,230
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment, net of taxes of $(3), $25, $10 and $96	(14)	78	29	287
Securities:
Net unrealized gains (losses), net of taxes of $(5), $2, $(5) and $6	(16)	8	(17)	20
Reclassification adjustment included in net income, net of taxes of $0, $0, $1 and $1	2	—	4	4
Derivative instruments:
Net unrealized gains (losses), net of taxes of $126, $(62), $196 and $(233)	427	(194)	648	(722)
Reclassification adjustment included in net income, net of taxes of $4, $4, $11 and $11	11	11	33	33
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(97), $(114), $(293) and $(343)	(307)	(356)	(919)	(1,070)
Reclassification adjustment realized in net income, net of taxes of $0, $(4), $0 and $(4)	—	5	—	5
Other comprehensive income (loss)	103	(448)	(222)	(1,443)
Total comprehensive income	1,372	9,229	10,238	17,787
Less: Total comprehensive income attributable to noncontrolling interest	(378)	(363)	(1,113)	(1,065)
Total Comprehensive Income Attributable to AT&T	$994	$8,866	$9,125	$16,722
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,767	$18,234
Accounts receivable – net of related allowances for credit loss of $272 and $429	7,992	8,843
Inventories	2,893	2,420
Prepaid and other current assets	19,477	19,235
Assets held for sale	11,216	—
Total current assets	52,345	48,732
Property, plant and equipment	349,015	347,570
Less: accumulated depreciation and amortization	(216,861)	(216,011)
Property, Plant and Equipment – Net	132,154	131,559
Goodwill – Net	63,865	63,425
Licenses – Net	149,357	128,148
Other Intangible Assets – Net	5,987	5,254
Investments in and Advances to Equity Affiliates	1,173	1,106
Operating Lease Right-Of-Use Assets	22,352	22,642
Other Assets	18,638	19,332
Total Assets	$445,871	$420,198
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,483	$9,011
Accounts payable and accrued liabilities	38,335	38,514
Advanced billings and customer deposits	3,909	4,266
Dividends payable	1,912	1,989
Liabilities held for sale	6,636	—
Total current liabilities	60,275	53,780
Long-Term Debt	150,144	127,089
Deferred Credits and Other Noncurrent Liabilities
Noncurrent deferred tax liabilities	61,551	58,312
Postemployment benefit obligation	8,100	8,478
Operating lease liabilities	18,520	18,943
Other noncurrent liabilities	22,521	25,104
Total deferred credits and other noncurrent liabilities	110,692	110,837
Redeemable Noncontrolling Interest	2,006	2,001
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized at September 30, 2026 and December 31, 2025):
Series A (48,000 issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Series B (0 issued and outstanding at September 30, 2026 and 20,000 issued and 0 outstanding at December 31, 2025)	—	—
Series C (70,000 issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2026 and December 31, 2025: issued 7,620,748,598 at September 30, 2026 and December 31, 2025)	7,621	7,621
Additional paid-in capital	106,239	106,533
Retained earnings	19,265	15,768
Treasury stock (859,308,786 at September 30, 2026 and 583,246,242 at December 31, 2025, at cost)	(25,268)	(18,529)
Accumulated other comprehensive income (loss)	(1,082)	(860)
Noncontrolling interest	15,979	15,958
Total stockholders’ equity	122,754	126,491
Total Liabilities and Stockholders’ Equity	$445,871	$420,198
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2026	2025
Operating Activities
Income from continuing operations	$10,563	$19,230
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14,910	15,758
Provision for uncollectible accounts	1,817	1,592
Asset impairments and abandonments and restructuring	3,658	504
Pension and postretirement benefit expense (credit)	(1,187)	(1,191)
Net (gain) loss on investments	(277)	(5,722)
Changes in operating assets and liabilities:
Receivables	(903)	(613)
Equipment installment receivables and related sales	(1,016)	806
Contract asset and cost deferral	(617)	(482)
Inventories, prepaid and other current assets	(823)	(1,952)
Accounts payable and other accrued liabilities	(1,253)	(2,029)
Changes in income taxes	3,209	2,609
Postretirement claims and contributions	(364)	(593)
Other - net	1,198	1,047
Total adjustments	18,352	9,734
Net Cash Provided by Operating Activities from Continuing Operations	28,915	28,964
Investing Activities
Capital expenditures	(15,638)	(14,061)
Acquisitions, net of cash acquired	(25,677)	(47)
Dispositions	858	439
(Purchases), sales and settlements of securities - net	(1)	25
Other - net	(1,062)	(789)
Net Cash Used in Investing Activities from Continuing Operations	(41,520)	(14,433)
Financing Activities
Issuance of other short-term borrowings	3,000	—
Repayment of other short-term borrowings	(3,000)	—
Issuance of long-term debt	35,870	14,027
Repayment of long-term debt	(10,172)	(1,849)
Payment of vendor financing	(1,148)	(823)
Redemption of preferred stock	—	(2,075)
Purchase of treasury stock	(7,472)	(2,669)
Issuance of treasury stock	1	19
Issuance of preferred interests in subsidiary	—	2,221
Dividends paid	(5,923)	(6,168)
Other - net	(1,487)	(292)
Net Cash Provided by Financing Activities from Continuing Operations	9,669	2,391
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	(2,936)	16,922
Cash Flows from Discontinued Operations:
Cash provided by operating activities	197	—
Cash used in investing activities	(4,607)	—
Cash used in financing activities	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash from discontinued operations	(4,410)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$(7,346)	$16,922
Cash and cash equivalents and restricted cash beginning of year	18,527	3,406
Cash and Cash Equivalents and Restricted Cash End of Period	$11,181	$20,328
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series B
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Retirement of stock	—	—			—	—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Preferred Stock - Series C
Balance at beginning of period	—	$—	—	$—	—	$—	—	$—
Balance at end of period	—	$—	—	$—	—	$—	—	$—
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$106,161		$106,381		$106,533		$109,108
Redemption of preferred stock		—		—		—		(2,165)
Issuance of treasury stock		(3)		(5)		(290)		(461)
Share-based compensation		81		85		(4)		(21)
Balance at end of period		$106,239		$106,461		$106,239		$106,461
Retained Earnings
Balance at beginning of period		$20,293		$6,680		$15,768		$1,871
Net income attributable to AT&T		891		9,314		9,347		18,165
Preferred stock redemption gain		—		—		—		90
Preferred stock dividends		(36)		(36)		(107)		(157)
Common stock dividends ($0.2775, $0.2775, $0.8325 and $0.8325 per share)		(1,883)		(1,984)		(5,743)		(5,995)
Balance at end of period		$19,265		$13,974		$19,265		$13,974
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(742)	$(22,446)	(459)	$(15,210)	(583)	$(18,529)	(445)	$(15,023)
Repurchase and acquisition of common stock	(117)	(2,830)	(53)	(1,504)	(298)	(7,502)	(96)	(2,690)
Reissuance of treasury stock	—	8	—	14	22	763	29	1,013
Balance at end of period	(859)	$(25,268)	(512)	$(16,700)	(859)	$(25,268)	(512)	$(16,700)
Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax
Balance at beginning of period		$(1,185)		$(200)		$(860)		$795
Other comprehensive income (loss) attributable to AT&T		103		(448)		(222)		(1,443)
Balance at end of period		$(1,082)		$(648)		$(1,082)		$(648)
Noncontrolling Interest[1]
Balance at beginning of period		$15,990		$16,122		$15,958		$13,873
Net income attributable to noncontrolling interest		343		327		1,006		958
Issuance and acquisition by noncontrolling owners		—		—		—		2,221
Redemption of noncontrolling interest		—		(79)		—		(79)
Distributions		(354)		(323)		(985)		(926)
Balance at end of period		$15,979		$16,047		$15,979		$16,047
Total Stockholders’ Equity at beginning of period		$126,434		$121,394		$126,491		$118,245
Total Stockholders’ Equity at end of period		$122,754		$126,755		$122,754		$126,755
[1]Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2026

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

On February 2, 2026, we closed our transaction with Lumen Technologies, Inc. (Lumen) and acquired substantially all of Lumen’s Mass Markets fiber business for $5,756 cash, including purchase price adjustments. The acquisition included customer relationships, which we include with our advanced home internet services, and fiber network assets that were placed in a wholly owned subsidiary, Forged Fiber 37 Services, LLC (Forged Fiber). We planned to sell a controlling interest in Forged Fiber to an equity partner that would co-invest in the ongoing business. As such, Forged Fiber met the criteria of held-for-sale and accordingly is reflected as discontinued operations in the accompanying financial statements. (See Notes 8 and 12)

The consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including estimates of fair value, probable losses and expenses, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Unless otherwise noted, the information in Notes 1 through 11 refer only to our continuing operations and do not include discussion of balances or activity of our discontinued operations.

Effective with our first-quarter 2026 reporting, we realigned our internal management and reporting structure to reflect the evolution of our business model to focus on delivering converged advanced connectivity services across 5G and fiber to consumer and business customers. This new segment reporting structure also provides better visibility into the progress of exiting our copper-based Legacy operations. (See Note 4)

As a result of our change to this new segment reporting structure, we were required to reassess the assignment of goodwill and perform impairment testing of the previous and updated reporting units as of January 1, 2026; no impairment was recorded. The assignment of goodwill was based on the relative fair value of the reporting unit, which is deemed to be our principal operating segments or one level below. The goodwill from our previous Consumer Wireline and Mobility reporting units within the Communications segment was fully assigned to the reporting units comprising the Advanced Connectivity segment. No goodwill was assigned to the reporting unit comprising the Legacy segment as we expect sustained declines in Legacy service revenues driven by progress on our copper-based network decommissioning.

Stock Repurchase Program In December 2024, the Board of Directors authorized the repurchase of up to $10,000 of AT&T common stock. We began buying back stock under this program in the second quarter of 2025. On January 27, 2026, the Board approved an authorization to repurchase an additional $10,000 of common stock. During the third quarter of 2026, we exhausted the repurchases under the December 2024 authorization and subsequently began repurchases under the January 2026 authorization.

For the nine months ended September 30, 2026, we repurchased approximately 232 million shares totaling $5,731 under the December 2024 authorization and 59 million shares totaling $1,504 under the January 2026 authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022.

To implement repurchase authorizations, we use open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

Retirement of Series B Preferred Shares On May 15, 2026, we retired all of the Series B cumulative preferred shares that were redeemed in May 2025.

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerators
Numerator for basic earnings per share:
Income from Continuing Operations	$1,306	$9,677	$10,563	$19,230
Net Income Attributable to Noncontrolling Interest	(378)	(363)	(1,113)	(1,065)
Preferred Stock Dividends and Redemption Gain	(36)	(36)	(108)	(28)
Income from continuing operations attributable to common stock	892	9,278	9,342	18,137
Loss from discontinued operations, net of tax	(37)	—	(103)	—
Net Income Attributable to Common Stock	$855	$9,278	$9,239	$18,137
Dilutive impact of share-based compensation	—	3	8	9
Numerator for diluted earnings per share	$855	$9,281	$9,247	$18,146
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,835	7,156	6,929	7,193
Dilutive impact of share-based compensation (in shares)	9	13	9	10
Denominator for diluted earnings per share	6,844	7,169	6,938	7,203

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (OCI) are presented below. All amounts are net of tax. Foreign currency translation adjustment includes approximately $800 related to our held-for-sale Mexico wireless business (See Note 8).

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(1,401)		$(28)		$(1,209)		$1,778		$(860)
Other comprehensive income (loss) before reclassifications	29		(17)		648		—		660
Amounts reclassified from accumulated OCI	—	1	4	1	33	2	(919)	3	(882)
Net other comprehensive income (loss)	29		(13)		681		(919)		(222)
Balance as of September 30, 2026	$(1,372)		$(41)		$(528)		$859		$(1,082)

AT&T INC.
SEPTEMBER 30, 2026

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

The Latin America segment provides wireless service and equipment in Mexico. On October 13, 2026, we entered into an agreement to sell our Mexico wireless business, which is the entirety of our Latin America segment. The transaction is expected to close in the first quarter of 2027. We applied held-for-sale accounting as of September 30, 2026, and continue to present results in continuing operations within the Latin America segment results, consistent with how performance was assessed and resource allocation decisions were made through September 30, 2026. (See Note 8)

Corporate and Other reconciles our segment results to consolidated operating income and income from continuing operations before income taxes and includes parent support costs, securitization fees, operations from businesses no longer integral to operations and significant items for which the segments are not being evaluated. Significant items typically include costs associated with the merger and integration of acquired or divested businesses, including amortization of intangible assets, legal and other items that cover historical periods, novel theories of liability and are separate and distinct from normal recurring costs, benefit-related gains and losses, employee separation charges associated with voluntary and/or strategic offers, asset impairments and abandonments and restructuring.

“Total other income (expense)” consists of “Interest expense,” “Other income (expense) – net” and “Equity in net income (loss) of affiliates” and is managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2026
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$17,764	$—	$798	$18,562	$—	$18,562
Consumer	15,283
Business	2,481
Advanced home internet	2,975	—	—	2,975	—	2,975
Business fiber and advanced connectivity	1,992	—	—	1,992	—	1,992
Business transitional and other	1,023	—	—	1,023	—	1,023
Other service	148	1,519	—	1,667	82	1,749
Total Service	23,902	1,519	798	26,219	82	26,301
Equipment	5,579	—	442	6,021	—	6,021
Operating Revenues	29,481	1,519	1,240	32,240	82	32,322
Operating Expenses
Operations and support expenses	17,151	1,021	1,004	19,176	657	19,833
Asset impairments and abandonments and restructuring	—	—	—	—	3,372	3,372
Transaction, legal and other costs	—	—	—	—	44	44
Depreciation and amortization	4,702	—	191	4,893	85	4,978
Operating Expenses	21,853	1,021	1,195	24,069	4,158	28,227
Operating Income (Loss)	$7,628	$498	$45	$8,171	$(4,076)	$4,095
Total other income (expense)						(1,399)
Income from continuing operations before income tax						$2,696

For the three months ended September 30, 2025
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$16,926	$—	$696	$17,622	$—	$17,622
Consumer	14,594
Business	2,332
Advanced home internet	2,411	—	—	2,411	—	2,411
Business fiber and advanced connectivity	1,832	—	—	1,832	—	1,832
Business transitional and other	1,198	—	—	1,198	—	1,198
Other service	162	2,013	—	2,175	98	2,273
Total Service	22,529	2,013	696	25,238	98	25,336
Equipment	4,974	—	399	5,373	—	5,373
Operating Revenues	27,503	2,013	1,095	30,611	98	30,709
Operating Expenses
Operations and support expenses	16,010	1,334	896	18,240	546	18,786
Asset impairments and abandonments and restructuring	—	—	—	—	—	—
Transaction, legal and other costs	—	—	—	—	487	487
Depreciation and amortization	5,076	—	177	5,253	64	5,317
Operating Expenses	21,086	1,334	1,073	23,493	1,097	24,590
Operating Income (Loss)	$6,417	$679	$22	$7,118	$(999)	$6,119
Total other income (expense)						4,534
Income from continuing operations before income tax						$10,653

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the nine months ended September 30, 2026
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$52,118	$—	$2,331	$54,449	$—	$54,449
Consumer	44,859
Business	7,259
Advanced home internet	8,700	—	—	8,700	—	8,700
Business fiber and advanced connectivity	5,820	—	—	5,820	—	5,820
Business transitional and other	3,148	—	—	3,148	—	3,148
Other service	457	4,919	—	5,376	263	5,639
Total Service	70,243	4,919	2,331	77,493	263	77,756
Equipment	16,324	—	1,306	17,630	—	17,630
Operating Revenues	86,567	4,919	3,637	95,123	263	95,386
Operating Expenses
Operations and support expenses	50,647	3,286	2,954	56,887	1,801	58,688
Asset impairments and abandonments and restructuring	—	—	—	—	3,658	3,658
Transaction, legal and other costs	—	—	—	—	339	339
Depreciation and amortization	14,094	—	580	14,674	236	14,910
Operating Expenses	64,741	3,286	3,534	71,561	6,034	77,595
Operating Income (Loss)	$21,826	$1,633	$103	$23,562	$(5,771)	$17,791
Total other income (expense)						(3,875)
Income from continuing operations before income tax						$13,916

For the nine months ended September 30, 2025
	Advanced Connectivity	Legacy	Latin America	Total Segment	Corporate & Other	AT&T Inc.
Operating Revenues
Wireless service	$50,430	$—	$1,973	$52,403	$—	$52,403
Consumer	43,523
Business	6,907
Advanced home internet	6,908	—	—	6,908	—	6,908
Business fiber and advanced connectivity	5,356	—	—	5,356	—	5,356
Business transitional and other	3,741	—	—	3,741	—	3,741
Other service	488	6,583	—	7,071	287	7,358
Total Service	66,923	6,583	1,973	75,479	287	75,766
Equipment	15,269	—	1,147	16,416	—	16,416
Operating Revenues	82,192	6,583	3,120	91,895	287	92,182
Operating Expenses
Operations and support expenses	48,613	3,926	2,527	55,066	1,865	56,931
Asset impairments and abandonments and restructuring	—	—	—	—	504	504
Transaction, legal and other costs	—	—	—	—	615	615
Depreciation and amortization	15,084	—	482	15,566	192	15,758
Operating Expenses	63,697	3,926	3,009	70,632	3,176	73,808
Operating Income (Loss)	$18,495	$2,657	$111	$21,263	$(2,889)	$18,374
Total other income (expense)						4,368
Income from continuing operations before income tax						$22,742

AT&T INC.
SEPTEMBER 30, 2026

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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2026	2025
Deferred Acquisition Costs
Prepaid and other current assets	$3,473	$3,550
Other Assets	5,142	4,778
Total deferred customer contract acquisition costs	$8,615	$8,328
Deferred Fulfillment Costs
Prepaid and other current assets	$1,689	$1,862
Other Assets	2,671	2,864
Total deferred customer contract fulfillment costs	$4,360	$4,726

Deferred customer contract acquisition costs included in “Assets held for sale” at September 30, 2026, include $362 of deferred acquisition costs ($116 of which were reclassified from “Other Assets”) for our Mexico wireless business, reflecting held-for-sale treatment (see Note 8).

The following table presents deferred customer contract acquisition and fulfillment cost amortization, which are primarily included in “Selling, general and administrative” and “Other cost of revenues,” respectively, for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2026	2025
Deferred acquisition cost amortization	$3,098	$2,830
Deferred fulfillment cost amortization	1,438	1,733
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

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2026	2025
Contract asset	$7,731	$7,816
Current portion in “Prepaid and other current assets”	4,172	4,131
Contract liability	4,287	4,409
Current portion in “Advanced billings and customer deposits”	3,857	4,136

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $3,853.

Contract assets included in “Assets held for sale” at September 30, 2026, include $419 of contract assets ($142 of which were reclassified from “Other Assets”) for our Mexico wireless business, reflecting held-for-sale treatment. Contract liabilities included in “Liabilities held for sale” at September 30, 2026, include $238 of contract liabilities ($147 of which were reclassified from “Other noncurrent liabilities”) for our Mexico wireless business, reflecting held-for-sale treatment. (See Note 8)

Remaining Performance Obligations
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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,922, excluding $1,279 related to our held-for-sale Mexico wireless business, of which we expect to recognize approximately 63% by the end of 2027, with the balance recognized thereafter.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2026. During the second quarter of 2026, we voluntarily contributed $100 to our pension plans, with an additional $250 planned in the fourth quarter of 2026.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required.

AT&T INC.
SEPTEMBER 30, 2026

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pension cost:
Service cost – benefits earned during the period	$101	$107	$302	$321
Interest cost on projected benefit obligation	361	400	1,084	1,201
Expected return on assets	(525)	(507)	(1,574)	(1,523)
Amortization of prior service credit	(11)	(12)	(34)	(36)
Net pension (credit) cost	$(74)	$(12)	$(222)	$(37)

Postretirement cost:
Service cost – benefits earned during the period	$4	$4	$11	$13
Interest cost on accumulated postretirement benefit obligation	73	80	219	239
Expected return on assets	(6)	(10)	(17)	(28)
Amortization of prior service credit	(393)	(459)	(1,178)	(1,378)
Net postretirement (credit) cost	$(322)	$(385)	$(965)	$(1,154)
Combined net pension and postretirement (credit) cost	$(396)	$(397)	$(1,187)	$(1,191)

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments are summarized as follows:

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$159,464	$141,751	$134,718	$127,852
Investment securities[2]	1,624	1,624	1,609	1,609
[1]Includes credit agreement borrowings.
[2]Excludes investments accounted for under the equity method.

AT&T INC.
SEPTEMBER 30, 2026

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

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2026 and December 31, 2025. Derivatives designated as hedging instruments are reflected as “Prepaid and other current assets,” “Other Assets,” “Accounts payable and accrued liabilities,” and “Other noncurrent liabilities” on our consolidated balance sheets.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$633	$—	$—	$633
International equities	7	—	—	7
Fixed income equities	209	—	—	209
Available-for-Sale Debt Securities	—	518	—	518
Asset Derivatives
Cross-currency swaps	—	573	—	573
Liability Derivatives
Cross-currency swaps	—	(2,109)	—	(2,109)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$566	$—	$—	$566
International equities	8	—	—	8
Fixed income equities	217	—	—	217
Available-for-Sale Debt Securities	—	587	—	587
Asset Derivatives
Cross-currency swaps	—	876	—	876
Liability Derivatives
Cross-currency swaps	—	(2,050)	—	(2,050)

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
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Total gains (losses) recognized on equity securities	$2	$43	$49	$64
Gains (losses) recognized on equity securities sold	1	1	1	1
Unrealized gains (losses) recognized on equity securities held at end of period	$1	$42	$48	$63

At September 30, 2026, available-for-sale debt securities totaling $518 have maturities as follows - less than one year: $40; one to three years: $133; three to five years: $121; five or more years: $224.

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

Unrealized and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged, including the earnings impact of excluded components. In instances where we have elected to exclude components from the assessment of hedge effectiveness related to fair value hedges, unrealized gains or losses on such excluded components are recorded as a component of accumulated OCI and recognized into earnings over the life of the hedging instrument. Unrealized gains on derivatives designated as fair value hedges are recorded at fair value as assets, and unrealized losses are recorded at fair market value as liabilities. Except for excluded components, changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2026 and 2025, no ineffectiveness was measured on fair value hedges.

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

AT&T INC.
SEPTEMBER 30, 2026

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

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2026, we had posted collateral of $263 (a deposit asset) and held collateral of $208 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded two ratings levels by Fitch Ratings, one level by S&P and one level by Moody’s before the final collateral exchange in September, we would have been required to post additional collateral of $45. If AT&T’s credit rating had been downgraded three ratings levels by Fitch Ratings, two levels by S&P and two levels by Moody’s, we would have been required to post additional collateral of $1,682. At December 31, 2025, we had posted collateral of $513 (a deposit asset) and held collateral of $314 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2026	2025
Cross-currency swaps	$41,144	$35,741
Total	$41,144	$35,741
Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2026	2025	2026	2025
Interest rate swaps (“Interest expense”):
Gain (loss) on interest rate swaps	$—	$—	$(1)	$(2)
Gain (loss) on long-term debt	—	—	1	2
Cross-currency swaps:
Gain (loss) on cross-currency swaps	(242)	(324)	(1,112)	3,535
Gain (loss) on long-term debt	242	324	1,112	(3,535)
Gain (loss) recognized in accumulated OCI	541	(258)	808	(961)

In addition, the net swap settlements that accrued and settled in the periods above were offset against “Interest expense.”

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2026	2025	2026	2025
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$12	$2	$36	$6
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(44)	(44)

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Spectrum On July 28, 2026, we completed the acquisition of 600 MHz and 3.45 GHz Federal Communications Commission (FCC) licenses from EchoStar Corporation for $22,650. The licenses will be used to expand our 5G network, meet future capacity demands and support future wireless communications services. The licenses are included on our consolidated balance sheet as of September 30, 2026 in “Licenses – Net.” Interest is capitalized until the spectrum is ready for its intended use.

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

In connection with this transaction, we planned to sell a controlling interest in Forged Fiber to an equity partner that would co-invest in the ongoing business. As such, Forged Fiber met the criteria of held-for-sale upon acquisition and accordingly is reflected as discontinued operations. These discontinued operations include the fiber network assets, which support the acquired customer relationships through intercompany transactions. The discontinued operations were also assigned a proportionate share of goodwill and acquisition costs and related cash flows. (See Note 12)

On October 6, 2026, we entered into an agreement with affiliates of Global Infrastructure Partners (GIP), a part of BlackRock, and Canada Pension Plan Investment Board (CPP Investments) (collectively the “Investor Group”) to sell a 50% interest in Composite Fiber 37, LLC (Composite Fiber 37), the parent of Forged Fiber, creating a joint venture that will own Forged Fiber and Gigapower, LLC (Gigapower). Under the agreement, AT&T and GIP will contribute their current interests in Gigapower to Composite Fiber 37 and the Investor Group will purchase equity in the joint venture, resulting in AT&T owning 50% and the Investor Group owning the remaining 50%.

Composite Fiber 37 will be jointly governed by a board with representation from both AT&T and the Investor Group, and the Investor Group will have tie-breaking authority over the appointment and removal of the chief executive officer and/or chief financial officer, a key governance decision. Based on the expected governance and economic terms, we expect to account for our investment in the joint venture under the equity method of accounting as we do not expect to be the primary beneficiary. The transaction is expected to close in the first half of 2027.

Satellite Joint Venture On September 14, 2026, we entered into an agreement with a subsidiary of Verizon Communications Inc. and T-Mobile USA, Inc. to form a joint venture aimed at eliminating wireless dead zones in the U.S. by pooling certain spectrum resources to increase capacity and enable satellite providers to reach more customers through a unified platform. The joint venture is expected to accelerate direct-to-device communications by using satellite-based technologies to address coverage gaps, especially in unserved and underserved communities. We expect to license certain intellectual property to the joint venture and also to commit to provide access to certain spectrum licenses to satellite service providers who contract with the joint venture. We account for our investment in the joint venture under the equity method of accounting.

Mexico On October 13, 2026, we entered into an agreement to sell our wireless business in Mexico. In the third quarter of 2026, we classified our Mexico wireless business as held-for-sale and reported the disposal group at fair value less cost to sell, which resulted in a noncash, pre-tax impairment charge of approximately $2,560. At September 30, 2026, our consolidated balance sheet includes approximately $600 of cash and restricted cash, $6,400 of Mexico held-for-sale assets reported in “Assets held for sale,” primarily related to spectrum licenses and property, plant and equipment, and approximately $5,900 of related liabilities reported in “Liabilities held for sale,” primarily related to vendor financing and finance lease obligations, associated with our Mexico wireless operations. In addition, approximately $800 of cumulative foreign currency translation adjustment is included in “Accumulated other comprehensive income (loss).” The transaction is expected to close in the first quarter of 2027, pending customary closing conditions and regulatory approvals. We expect to receive approximately $2,000 in cash at closing, subject to adjustments, plus additional contractual and contingent benefits.

AT&T INC.
SEPTEMBER 30, 2026

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

The following table sets forth a summary of cash proceeds received, net of remittances paid, from sales of receivables:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net cash received (paid) from equipment installment receivables program[1]	$(305)	$(250)	$(519)	$474
Net cash received (paid) from revolving receivables program	(34)	(38)	(4)	53
Total net cash impact to cash flows from operating activities[2]	$(339)	$(288)	$(523)	$527
[1]Cash from initial sales of $2,812 and $2,451 for the three months and $9,127 and $9,028 for the nine months ended September 30, 2026 and 2025, respectively.
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

Our equipment installment and revolving receivables programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	September 30, 2026		December 31, 2025
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:[1]	$2,690	$445	$3,725	$425
Balance sheet classification
Accounts receivable
Notes receivable[1]	1,374	—	1,886	—
Trade receivables	478	445	304	425
Other Assets
Noncurrent notes and trade receivables[1]	838	—	1,535	—

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	$12,162	$3,040	$11,987	$2,940
Cash proceeds received, net of remittances[2]	9,059	3,040	9,617	2,940
[1]Gross receivables at September 30, 2026 excludes equipment installment notes receivable of $951 ($449 of which were reclassified from “Other Assets”) related to our held-for-sale Mexico wireless business, which are included in “Assets held for sale.”

[2]Represents amounts to which financial institutions remain entitled, excluding the beneficial interests.

AT&T INC.
SEPTEMBER 30, 2026

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

The following table sets forth a summary of equipment installment receivables sold under this program:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Gross receivables sold[1]	$2,812	$2,476	$9,191	$9,118
Net receivables sold[2]	2,683	2,370	8,776	8,745
Cash proceeds received	2,812	2,451	9,127	9,028
Guarantee obligation recorded	265	191	761	690
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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated beneficial interests:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Fair value of repurchased receivables	$827	$903	$2,574	$3,851
Carrying value of beneficial interests	834	896	2,583	3,840
Gain (loss) on repurchases[1]	$(7)	$7	$(9)	$11
[1]These gains (losses) are included in “Selling, general and administrative” expense in the consolidated statements of income.

At September 30, 2026 and December 31, 2025, our beneficial interests were $2,860 and $2,067, respectively, of which $1,829 and $1,338 are included in “Prepaid and other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2026 and December 31, 2025 was $473 and $410, respectively, of which $252 and $216 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our beneficial interests and guarantee obligation.

Revolving Receivables Program
We maintain a revolving agreement that allows us to transfer up to $3,040 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

remote subsidiaries, which hold additional receivables in the amount of $445 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to these receivables transferred is limited to the derecognized amount outstanding.

The following table sets forth a summary of the revolving receivables sold:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Gross receivables sold/cash proceeds received[1]	$7,930	$7,656	$23,236	$22,672
Total collections under revolving agreement	7,930	7,656	23,136	22,502
Net cash proceeds received	$—	$—	$100	$170

Net receivables sold[2]	$7,727	$7,446	$22,618	$22,051
[1]Includes initial sales of receivables of $0 and $0 for the three months and $100 and $170 for the nine months ended September 30, 2026 and 2025, respectively.
[2]Receivables net of allowance and other reserves.

NOTE 10. SUPPLIER AND VENDOR FINANCING PROGRAMS

Supplier Financing Program
We actively manage the timing of our supplier payments for operating items to optimize the use of our cash and seek to make payments on 90-day or greater terms, while providing suppliers with access to bank facilities that permit earlier payment at their cost. Our supplier financing program does not result in changes to our normal, contracted payment cycles with our suppliers.

At the supplier’s election, they can receive payment of AT&T obligations prior to the scheduled due dates, at a discounted price from the third-party financial institution. The discounted price paid to participating suppliers is based on a variable rate that is indexed to the overnight borrowing rate. We pay the financial institution the stated amount on average within 90 days of receipt of the invoice. We do not have pledged assets or other guarantees under our supplier financing program.

Suppliers had elected to sell to the third-party financial institutions $4,328 and $3,090 of our outstanding payment obligations as of September 30, 2026 and December 31, 2025, respectively. These amounts are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our supplier financing programs are reported as operating or investing (when capitalizable) activities in our consolidated statements of cash flows when paid.

Direct Supplier Financing
We also have arrangements with suppliers of handset inventory that allow us to extend the stated payment terms by up to approximately 120 days, with an average of 85 days outstanding, at an additional cost to us (variable rate extension fee). We had $4,929 of direct supplier financing outstanding as of September 30, 2026 and $6,901 as of December 31, 2025, which are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets. Our direct supplier financing is reported as operating activities in our statements of cash flows when paid.

Vendor Financing
We enter into multi-year software licensing arrangements, which, consistent with industry standards, are paid over the license terms of two to five years. Additionally, in connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms of 120 days or more. We refer to these arrangements as vendor financing, with the balances and activities including equipment and software arrangements. Vendor financing payments are reported as financing activities in our statements of cash flows when paid. For the nine months ended September 30, 2026 and 2025, we recorded vendor financing commitments of $1,839 and $1,014, respectively. We had $2,465 of vendor financing payables at September 30, 2026, with $1,653 included in “Accounts payable and accrued liabilities” and $1,892 of vendor financing payables at December 31, 2025, with $956 included in “Accounts payable and accrued liabilities.”

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

The following table summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
	2026	2025	2025	2024
Cash and cash equivalents[1]	$10,767	$20,272	$18,234	$3,298
Restricted cash in Prepaid and other current assets[1]	353	2	157	1
Restricted cash in Other Assets	61	54	136	107
Cash and Cash Equivalents and Restricted Cash[1]	$11,181	$20,328	$18,527	$3,406
[1] Includes $297 of cash and cash equivalents and $287 of restricted cash related to our held-for-sale Mexico wireless business.

The following table summarizes cash paid during the periods for interest and income taxes:

	Nine months ended
	September 30,
Cash paid (received) during the period for:	2026	2025
Interest	$5,724	$5,171
Income taxes, net of refunds	112	897

The following table summarizes capital expenditures:
	Nine months ended
	September 30,
	2026	2025
Purchase of property and equipment	$15,496	$13,940
Interest during construction - capital expenditures[2]	142	121
Total Capital Expenditures	$15,638	$14,061

The following table summarizes acquisitions, net of cash acquired:
	Nine months ended
	September 30,
	2026	2025
Business acquisitions[1]	$1,702	$—
Spectrum acquisitions	23,876	1
Interest during construction - spectrum[2]	99	46
Total Acquisitions[1]	$25,677	$47
[1]Approximately $4,100 of cash paid for acquisitions was reported as investing activities from discontinued operations.
[2]Total capitalized interest was $241 and $167 for the nine months ended September 30, 2026 and 2025, respectively.

AT&T INC.
SEPTEMBER 30, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 12. DISCONTINUED OPERATIONS

As discussed in Notes 1 and 8, on February 2, 2026, we acquired substantially all of Lumen’s Mass Markets fiber business, including fiber network assets that are held in a new, wholly owned subsidiary, Forged Fiber, which is reflected as discontinued operations. Forged Fiber will continue to support the accompanying acquired fiber customers retained by our Advanced Connectivity segment. To reflect ongoing commercial arrangements following the disposal, results in the third quarter and for the first nine months of 2026 have been presented on a gross basis, with approximately $159 and $391, respectively, of operating expenses reported in continuing operations and the corresponding revenues reported in discontinued operations. Discontinued operations were also allocated a proportionate share of goodwill, acquisition-related costs and related cash flows.

A summary of operating results included in income (loss) from discontinued operations are shown in the table below:

	Three months ended	Nine months ended
	September 30,	September 30,
	2026	2026
Revenues	$147	$400
Operating Expenses
Cost of revenues	62	188
Selling, general and administrative[1]	108	279
Total operating expenses	170	467
Other income (expense) – net	(26)	(69)
Net income (loss) before income taxes	(49)	(136)
Income tax (benefit) expense	(12)	(33)
Loss from discontinued operations, net of tax	$(37)	$(103)
[1]Includes proportionate transaction costs.

The following are the preliminary values for the major classes of assets and liabilities associated with our discontinued operations and classified as held-for-sale on our consolidated balance sheet at September 30:

2026
Assets:
Current Assets	$153
Property, Plant and Equipment[1]	4,031
Goodwill	445
Other Assets	152
Total Assets, discontinued operations[2]	$4,781

Liabilities:
Current liabilities	$712
Other liabilities	11
Total Liabilities, discontinued operations[2]	$723
[1]Includes $509 of capital additions after acquisition.
[2]Held-for-sale assets are reported in “Assets held for sale” and held-for-sale liabilities are reported in “Liabilities held for sale.”

AT&T INC.
SEPTEMBER 30, 2026

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
On February 2, 2026, we closed our transaction with Lumen Technologies, Inc. (Lumen) and acquired substantially all of Lumen’s Mass Markets fiber business. The acquisition included customer relationships, which we include with our advanced home internet services and fiber network assets that were placed in a wholly owned subsidiary, Forged Fiber 37 Services, LLC (Forged Fiber). Upon acquisition, we sought an equity partner to co-invest in Forged Fiber and have since agreed to sell a controlling interest in the business. As such, Forged Fiber met the criteria of held-for-sale and accordingly is reflected as discontinued operations in the accompanying financial statements and are not included in our discussion of continuing operations. (See Notes 8 and 12)
Consolidated Results Our financial results from continuing operations are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2026	2025	Change	2026	2025	Change
Operating Revenues
Service	$26,301	$25,336	3.8%	$77,756	$75,766	2.6%
Equipment	6,021	5,373	12.1	17,630	16,416	7.4
Total Operating Revenues	32,322	30,709	5.3	95,386	92,182	3.5

Operating Expenses
Operations and support	23,249	19,273	20.6	62,685	58,050	8.0
Depreciation and amortization	4,978	5,317	(6.4)	14,910	15,758	(5.4)
Total Operating Expenses	28,227	24,590	14.8	77,595	73,808	5.1
Operating Income	4,095	6,119	(33.1)	17,791	18,374	(3.2)
Interest expense	1,979	1,700	16.4	5,675	5,013	13.2
Equity in net income (loss) of affiliates	(10)	(20)	50.0	(80)	1,905	—
Other income (expense) — net	590	6,254	(90.6)	1,880	7,476	(74.9)
Income from Continuing Operations Before Income Taxes	2,696	10,653	(74.7)	13,916	22,742	(38.8)
Income from Continuing Operations	1,306	9,677	(86.5)%	10,563	19,230	(45.1)%

Operating revenues increased in the third quarter and for the first nine months of 2026, reflecting higher Advanced Connectivity wireless service, fiber and equipment revenues, with fiber revenues including the impact of acquiring Lumen’s mass markets fiber business. Operating revenues in Mexico were also higher due to growth in postpaid revenues and favorable foreign exchange impacts. Offsetting the increases were lower Legacy revenues as we continue to work towards the decommissioning of our copper-based legacy network.

Operations and support expenses increased in the third quarter and for the first nine months of 2026, primarily due to a noncash impairment charge associated with our held-for-sale Mexico wireless business, employee separation charges, higher wireless equipment sales which drove higher equipment and bad debt expenses, and incremental customer costs related to our acquired mass markets fiber business. These cost increases were partially offset by cost reductions from transformation initiatives and apportioned legal settlements in 2025. The increase for the first nine months also included an asset abandonment

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

charge associated with the reprioritization of our spectrum strategy in the second quarter of 2026, which was partially offset by lower content licensing fees and higher gains on tower transactions.

Depreciation and amortization expense decreased in the third quarter and for the first nine months of 2026, primarily due to lower depreciation from fully depreciated legacy assets, partially offset by ongoing capital spending for strategic initiatives such as fiber and network upgrades.

Operating income decreased in the third quarter and for the first nine months of 2026. Our operating income margin in the third quarter decreased from 19.9% in 2025 to 12.7% in 2026 and for the first nine months decreased from 19.9% in 2025 to 18.7% in 2026.

Interest expense increased in the third quarter and for the first nine months of 2026, primarily due to higher debt balances and interest rates on long-term borrowings. Interest expense is expected to remain elevated as a result of debt issued to fund our recent spectrum acquisition, partially offset by capitalized interest related to those spectrum assets not yet placed into service (see Note 8).

Equity in net income (loss) of affiliates increased in the third quarter and decreased for the first nine months of 2026. The increase in the third quarter was not meaningful and did not contain any individually material changes. The decrease for the first nine months was primarily due to the sale of our interest in DIRECTV Entertainment Holdings, LLC (DIRECTV) to TPG Capital on July 2, 2025.

Other income (expense) – net decreased in the third quarter and for the first nine months of 2026, primarily due to a gain recognized in the third quarter of 2025 associated with the sale of our interest in DIRECTV. The decrease for the first nine months was partially offset by higher interest income from higher cash balances in anticipation of our recent spectrum acquisition (see Note 8).

Income tax expense increased in the third quarter and decreased for the first nine months of 2026. The increase in the third quarter was primarily due to tax expense associated with the held-for-sale accounting of our Mexico wireless business and a lower effective tax rate in 2025 resulting from a tax-free gain on the sale of DIRECTV. The decrease for the first nine months was primarily due to lower income from continuing operations before income taxes and the resolution of certain Internal Revenue Service (IRS) examinations, partially offset by tax expense associated with the held-for-sale accounting of our Mexico wireless business and a lower effective tax rate in 2025 resulting from a tax-free gain on the sale of DIRECTV.

Our effective tax rate was 51.6% in the third quarter and 24.1% for the first nine months of 2026, versus 9.2% and 15.4% in the comparable periods in the prior year. The higher effective tax rate in the third quarter of 2026 was primarily due to the held-for-sale accounting of our Mexico wireless business and the nonrecognition of income taxes on the DIRECTV gain in 2025. The higher effective tax rate for the first nine months of 2026 was primarily due to the held-for-sale accounting of our Mexico wireless business, partially offset by the resolution of certain IRS examinations and a lower effective tax rate in 2025 resulting from a tax-free gain on the sale of DIRECTV.
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

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

and business customers over our copper-based network. Legacy segment results include revenues derived from copper-based services and direct operating costs. The Latin America segment provides wireless service and equipment in Mexico.

ADVANCED CONNECTIVITY SEGMENT
	Third Quarter			Nine-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Segment Operating Revenues
Wireless service	$17,764	$16,926	5.0%	$52,118	$50,430	3.3%
Advanced home internet	2,975	2,411	23.4	8,700	6,908	25.9
Business fiber and advanced connectivity	1,992	1,832	8.7	5,820	5,356	8.7
Business transitional and other	1,023	1,198	(14.6)	3,148	3,741	(15.9)
Other service	148	162	(8.6)	457	488	(6.4)
Total Service Revenues	23,902	22,529	6.1	70,243	66,923	5.0
Equipment	5,579	4,974	12.2	16,324	15,269	6.9
Total Segment Operating Revenues	29,481	27,503	7.2	86,567	82,192	5.3

Segment Operating Expenses
Operations and support	17,151	16,010	7.1	50,647	48,613	4.2
Depreciation and amortization	4,702	5,076	(7.4)	14,094	15,084	(6.6)
Total Segment Operating Expenses	21,853	21,086	3.6	64,741	63,697	1.6
Operating Income	$7,628	$6,417	18.9%	$21,826	$18,495	18.0%

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

The following tables highlight other key measures of performance for Advanced Connectivity:

Wireless
					September 30,
(in 000s)					2026	2025	Percent Change
Retail Wireless Subscribers[1]					110,237	108,799	1.3%
Phone					91,736	90,755	1.1
Postpaid phone					75,283	73,801	2.0
Prepaid phone					16,453	16,954	(3.0)
Other					18,501	18,044	2.5%

	Third Quarter				Nine-Month Period
	2026	2025	Percent Change		2026	2025	Percent Change
Retail Wireless Net Adds[1,2]	537	161	—%		1,244	744	67.2%
Phone	358	322	11.2		1,016	993	2.3
Postpaid phone	379	405	(6.4)		1,105	1,130	(2.2)
Prepaid phone	(21)	(83)	74.7		(89)	(137)	35.0
Other	179	(161)	—%		228	(249)	—%

Phone churn[3]	1.19%	1.24%	(5)	BP	1.17%	1.18%	(1)	BP
Postpaid phone churn[3]	0.92%	0.92%	—	BP	0.89%	0.87%	2	BP
Prepaid phone churn[3]	2.41%	2.63%	(22)	BP	2.44%	2.53%	(9)	BP
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
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Internet
				September 30,
(in 000s)				2026	2025	Percent Change
Internet Connections				16,248	12,565	29.3%
Fiber				13,310	10,789	23.4
AT&T Fiber				12,560	10,123	24.1
AT&T Business Fiber[1]				750	666	12.6
Fixed Wireless				2,938	1,776	65.4
AT&T Internet Air (AIA)				2,231	1,276	74.8
Business Fixed Wireless[2]				707	500	41.4%

	Third Quarter			Nine-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Internet Net Adds[3]	769	613	25.4%	1,999	1,638	22.0%
Fiber	442	309	43.0	1,101	861	27.9
AT&T Fiber	416	288	44.4	1,033	792	30.4
AT&T Business Fiber[1]	26	21	23.8	68	69	(1.4)
Fixed Wireless	327	304	7.6	898	777	15.6
AT&T Internet Air (AIA)	280	270	3.7	734	654	12.2
Business Fixed Wireless[2]	47	34	38.2%	164	123	33.3%
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

Wireless service revenue increased in the third quarter and for the first nine months of 2026 driven by growth in retail wireless subscribers in underpenetrated categories and converged accounts, and pricing actions that were partially offset by promotional discounts on wireless subscriber additions. The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Phone churn was lower in the third quarter and for the first nine months of 2026.

Advanced home internet revenue increased in the third quarter and for the first nine months of 2026 driven by an increase in fiber and AIA revenues. Fiber revenues increased 18.7% in the third quarter and 20.4% for the first nine months of 2026, due to growth in fiber customers, including customers of our acquired mass markets fiber business. We expect revenue growth to continue as we invest further in building our fiber footprint.

Business fiber and advanced connectivity revenues increased in the third quarter and for the first nine months of 2026 driven by higher fiber and fixed wireless revenues.

Business transitional and other revenues decreased in the third quarter and for the first nine months of 2026 driven by lower demand for Virtual Private Network (VPN) and wholesale services, both of which we expect to continue.

Other service revenues decreased in the third quarter and for the first nine months of 2026, reflecting the continued decline in the number of consumer VoIP customers.

Equipment revenue increased in the third quarter and for the first nine months of 2026, primarily due to higher wireless device sales driven by higher device prices, partially offset by lower hardware sales to business customers.

Operations and support expenses increased in the third quarter and for the first nine months of 2026. The increase for the third quarter was primarily driven by growth in wireless retail subscribers which drove higher equipment and bad debt

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

expenses, higher advertising expenses and incremental customer costs related to our acquired mass markets fiber business. These increases were partially offset by cost reductions from transformation initiatives.

The increase for the first nine months was primarily due to higher wireless revenue, which drove higher equipment and bad debt expenses and higher advertising expenses. The increase was also due to higher network costs that included vendor credits in the prior year and incremental customer costs related to our acquired mass markets fiber business, which were partially offset by cost reductions from transformation initiatives, lower content licensing fees and higher gains on tower transactions.

Depreciation expense decreased in the third quarter and for the first nine months of 2026, primarily due to lower depreciation from fully depreciated legacy assets, partially offset by ongoing capital spending for strategic initiatives such as fiber and network upgrades. Depreciation of our shared network, including copper-based assets prior to decommissioning, is managed in our Advanced Connectivity segment, consistent with our composite group depreciation methodology.

Operating income increased in the third quarter and for the first nine months of 2026. Our Advanced Connectivity operating income margin in the third quarter increased from 23.3% in 2025 to 25.9% in 2026 and for the first nine months increased from 22.5% in 2025 to 25.2% in 2026. Our Advanced Connectivity EBITDA margin in the third quarter remained consistent at 41.8% in 2025 and 2026 and for the first nine months increased from 40.9% in 2025 to 41.5% in 2026.

LEGACY SEGMENT	Third Quarter			Nine-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Segment Operating Revenues	$1,519	$2,013	(24.5)%	$4,919	$6,583	(25.3)%

Segment Operating Expenses
Operations and support	1,021	1,334	(23.5)	3,286	3,926	(16.3)
Depreciation and amortization	—	—	—	—	—	—
Total Segment Operating Expenses	1,021	1,334	(23.5)	3,286	3,926	(16.3)
Operating Income	$498	$679	(26.7)%	$1,633	$2,657	(38.5)%

Operating revenues decreased in the third quarter and for the first nine months of 2026, driven by lower demand for legacy services, which we expect to continue as we decommission our copper-based legacy network.

Operations and support represent direct operating costs and decreased in the third quarter and for the first nine months of 2026. Expense declines were primarily driven by lower personnel and other costs resulting from the decommissioning of our legacy network and lower fulfillment cost amortization, which we expect to continue. These decreases were partially offset by vendor settlements.

Operating income decreased in the third quarter and for the first nine months of 2026. Our Legacy operating income and EBITDA margins in the third quarter decreased from 33.7% in 2025 to 32.8% in 2026 and for the first nine months decreased from 40.4% in 2025 to 33.2% in 2026.

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Segment Operating Revenues
Service	$798	$696	14.7%	$2,331	$1,973	18.1%
Equipment	442	399	10.8	1,306	1,147	13.9
Total Segment Operating Revenues	1,240	1,095	13.2	3,637	3,120	16.6

Segment Operating Expenses
Operations and support	1,004	896	12.1	2,954	2,527	16.9
Depreciation and amortization	191	177	7.9	580	482	20.3
Total Segment Operating Expenses	1,195	1,073	11.4	3,534	3,009	17.4
Operating Income	$45	$22	—%	$103	$111	(7.2)%

The following tables highlight other key measures of performance for Mexico:

Subscribers
				September 30,
(in 000s)				2026	2025	Percent Change
Postpaid				7,939	6,423	23.6%
Prepaid				15,317	17,508	(12.5)
Reseller				77	218	(64.7)
Total Mexico Wireless Subscribers				23,333	24,149	(3.4)%

Mexico Wireless Net Additions
	Third Quarter			Nine-Month Period
(in 000s)	2026	2025	Percent Change	2026	2025	Percent Change
Postpaid	482	243	98.4%	1,188	586	—%
Prepaid	(512)	68	—	(2,413)	22	—
Reseller	(72)	(5)	—	(122)	(35)	—
Total Mexico Wireless Net Additions	(102)	306	—%	(1,347)	573	—%

On October 13, 2026, we entered into an agreement to sell our Mexico wireless business, which is the entirety of our Latin America segment (see Note 8). We applied held-for-sale accounting in continuing operations as of September 30, 2026, and continue to present results within the Latin America segment.

Service revenues increased in the third quarter and for the first nine months of 2026, primarily due to favorable foreign exchange impacts and growth in postpaid subscribers and total ARPU.

Equipment revenues increased in the third quarter and for the first nine months of 2026, primarily due to favorable foreign exchange impacts and higher equipment sales.

Operations and support expenses increased in the third quarter and for the first nine months of 2026, driven by unfavorable foreign exchange rates, higher bad debt expenses and higher equipment costs.

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2026, driven by unfavorable foreign exchange rates. For the first nine months of 2026, expenses also increased due to spectrum renewal fees, with accelerated depreciation impacting the first three months of the year, partially offset by lower in-service assets. Beginning

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

in the fourth quarter, due to classification of our Mexico wireless business as held-for-sale, all depreciation and amortization expense will cease.

Operating income increased in the third quarter and decreased for the first nine months of 2026. Our Mexico operating income margin in the third quarter increased from 2.0% in 2025 to 3.6% in 2026 and for the first nine months decreased from 3.6% in 2025 to 2.8% in 2026. Our Mexico EBITDA margin in the third quarter increased from 18.2% in 2025 to 19.0% in 2026 and for the first nine months decreased from 19.0% in 2025 to 18.8% in 2026.

SUPPLEMENTAL INFORMATION

The following tables present supplemental information on the consumer and business relationships within our Advanced Connectivity segment.

Advanced Connectivity Consumer
	Third Quarter			Nine-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Operating revenues
Wireless service	$15,283	$14,594	4.7%	$44,859	$43,523	3.1%
Advanced home internet	2,975	2,411	23.4	8,700	6,908	25.9
Other service	148	162	(8.6)	457	488	(6.4)
Total Service Revenues	18,406	17,167	7.2	54,016	50,919	6.1
Equipment	4,642	4,107	13.0	13,513	12,626	7.0
Total Operating Revenues	23,048	21,274	8.3	67,529	63,545	6.3

Operating expenses
Operations and support	12,735	11,573	10.0	37,558	35,240	6.6
Depreciation and amortization	2,973	3,069	(3.1)	8,971	9,136	(1.8)
Total Operating Expenses	15,708	14,642	7.3	46,529	44,376	4.9
Operating Income	$7,340	$6,632	10.7%	$21,000	$19,169	9.6%

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Advanced Connectivity Business
	Third Quarter			Nine-Month Period
	2026	2025	Percent Change	2026	2025	Percent Change
Operating revenues
Wireless service	$2,481	$2,332	6.4%	$7,259	$6,907	5.1%
Fiber and advanced connectivity	1,992	1,832	8.7	5,820	5,356	8.7
Transitional and other service	1,023	1,198	(14.6)	3,148	3,741	(15.9)
Total Service Revenues	5,496	5,362	2.5	16,227	16,004	1.4
Equipment	937	867	8.1	2,811	2,643	6.4
Total Operating Revenues	6,433	6,229	3.3	19,038	18,647	2.1

Operating expenses
Operations and support	4,416	4,437	(0.5)	13,089	13,373	(2.1)
Depreciation and amortization	1,729	2,007	(13.9)	5,123	5,948	(13.9)
Total Operating Expenses	6,145	6,444	(4.6)	18,212	19,321	(5.7)
Operating Income (Loss)	$288	$(215)	—%	$826	$(674)	—%
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

For a discussion of these regulations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Landscape” in our Annual Report on Form 10-K for the year-ended December 31, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Competitive and Regulatory Environment” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations for the nine months ended September 30,	2026	2025
Cash provided by operating activities	$28,915	$28,964
Cash used in investing activities	(41,520)	(14,433)
Cash provided by financing activities	9,669	2,391

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$10,767	$18,234
Total debt	159,627	136,100

We had $10,767 in cash and cash equivalents available at September 30, 2026, decreasing $7,467 since December 31, 2025, reflecting the completion of our spectrum acquisition. Cash and cash equivalents included cash of $3,523 and money market funds and other cash equivalents of $7,244. Approximately $1,387 of our cash and cash equivalents, including $297 related to our held-for-sale Mexico wireless business, were held in accounts outside of the U.S. and may be subject to restrictions on repatriation.

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

For the first nine months of 2026, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of our receivables to third parties. These inflows exceeded cash used to meet the needs of the business, including, but not limited to, payment of operating expenses. The cash generated from operating activities was primarily used to fund capital improvements and business acquisitions, repay long-term debt, repurchase common stock and make dividend payments to stockholders. We maintain availability under our credit facilities and our commercial paper program to meet our short-term liquidity requirements.

Cash Provided by Operating Activities from Continuing Operations
During the first nine months of 2026, cash provided by operating activities was $28,915, compared to $28,964 for the first nine months of 2025, with the prior year benefiting from $1,675 of cash received from DIRECTV, net of related tax payments. Cash from operations in 2026 includes increases resulting from lower cash tax payments and the timing of working capital payments, which were partially offset by $100 of voluntary contributions to our pension plans.

We actively manage the timing of our supplier payments for operating items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost (referred to as supplier financing program). In addition, for payments to suppliers of handset inventory, as part of our working capital initiatives, we have arrangements that allow us to extend the stated payment terms by up to approximately 120 days, with an average of 85 days outstanding, at an additional cost to us (referred to as direct supplier financing). The net impact of supplier financing and direct supplier financing, including principal and interest payments, was to decrease cash from operating activities approximately $1,784 and $2,430 for the nine months ended September 30, 2026 and 2025, respectively. All supplier financing payments are due within one year. (See Note 10)

Cash Provided by or Used in Investing Activities from Continuing Operations
For the first nine months of 2026, cash used in investing activities totaled $41,520 and consisted primarily of $15,638 (including interest during construction) for capital expenditures, and $22,650 related to the July acquisition of Federal Communications Commission (FCC) licenses from EchoStar Corporation (see Note 8). During the first nine months of 2026, investing activities also included $615 of FirstNet sustainability payments, net of reinvestment, and approximately $574 related to the note receivable payment from DIRECTV. In addition, we paid $1,018 in connection with our January 2026 acquisition of select spectrum licenses from United States Cellular Corporation (UScellular) and $5,756 in connection with our February 2026 acquisition of Lumen’s Mass Markets fiber business, of which $1,656 was included in investing activities from continuing operations and $4,100 was included as investing activities from discontinued operations (see Notes 1, 8 and 12).

We enter into multi-year software licensing arrangements, which are typically paid over the license terms of two to five years and referred to as vendor financing. Additionally, for capital improvements, we have negotiated favorable vendor payment terms of 120 days or more with some of our vendors, which are also referred to as vendor financing. Vendor financing is excluded from capital expenditures and reported as financing activities. For the first nine months of 2026, vendor financing payments were $1,148, compared to $823 for the first nine months of 2025. Capital expenditures for the first nine months of 2026 were $15,638, and when including $1,148 cash paid for vendor financing, capital investment was $16,786 ($1,902 higher than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months of 2026, we placed $1,839 of productive assets in service under vendor financing arrangements (compared to $1,014 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities from Continuing Operations
For the first nine months of 2026, cash provided by financing activities totaled $9,669 and was comprised of issuances of long-term debt, partially offset by debt repayments, common stock repurchases, dividend payments, and vendor financing payments.

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

A tabular summary of our debt activities for the nine months ended September 30, 2026 is as follows:

	First Quarter	Second Quarter	Third Quarter	Nine months ended September 30, 2026
Issuance of Notes and Debentures:
364-Day Term Loan Facility	$—	$—	$3,000	$3,000
Issuance of other short-term borrowings	$—	$—	$3,000	$3,000

USD notes	$6,465	$5,939	$1,098	$13,502
CAD notes	1,633	—	—	1,633
EUR notes	—	—	6,025	6,025
GBP notes	—	—	727	727
Two-Year Term Loan Facility	—	—	11,486	11,486
Private Financing	—	—	2,497	2,497
Issuance of long-term debt	$8,098	$5,939	$21,833	$35,870

Repayments:
364-Day Term Loan Facility	$—	$—	$(3,000)	$(3,000)
Repayment of other short-term borrowings	$—	$—	$(3,000)	$(3,000)

USD notes	$(3,741)	$—	$(408)	$(4,149)
EUR notes	(1,103)	(32)	(1,677)	(2,812)
AUD notes	(216)	—	—	(216)
Two-Year Term Loan Facility	—	—	(2,500)	(2,500)
Other	(187)	(119)	(189)	(495)
Repayment of long-term debt	$(5,247)	$(151)	$(4,774)	$(10,172)

The weighted average interest rate of our long-term debt portfolio, including credit agreement borrowings and the impact of derivatives, was approximately 4.5% as of September 30, 2026 and 4.2% as of December 31, 2025. We had $159,464 of total notes and debentures outstanding at September 30, 2026. This also included Euro, British pound sterling, Canadian dollar, Australian dollar, and Swiss franc denominated debt that totaled approximately $39,468.

At September 30, 2026, we had $9,483 of long-term debt maturing within one year. We had no outstanding commercial paper or other short-term borrowings on September 30, 2026.

For the first nine months of 2026, we paid $1,148 of cash under our vendor financing program, compared to $823 in the prior-year comparable period. Total vendor financing payables included in our September 30, 2026 consolidated balance sheet were $2,465, with $1,653 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within five years (in “Other noncurrent liabilities”).

We exhausted the $10,000 common stock repurchase authorization approved by the Board of Directors in December 2024 (the “2024 Authorization”) during the third quarter of 2026 and subsequently began repurchases under an additional $10,000 common stock repurchase authorization approved by the Board of Directors in January 2026 (the “2026 Authorization”). During the first nine months of 2026, we repurchased approximately 232 million shares totaling $5,731 under the 2024 Authorization and approximately 59 million shares totaling $1,504 under the 2026 Authorization, excluding brokerage fees and the one percent excise tax imposed by the Inflation Reduction Act of 2022. At September 30, 2026, approximately $8,496 remained available for repurchases under the 2026 Authorization.

We paid dividends on common and preferred shares of $5,923 during the first nine months of 2026, compared with $6,168 for the first nine months of 2025.

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

Dividends on common stock declared by our Board of Directors totaled $0.8325 per share in the first nine months of 2026 and 2025. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete. The summaries of the Revolving Credit Agreement and Term Loan (each as defined below) are qualified in their entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. We currently have one $12,000 revolving credit agreement that terminates on November 3, 2030 (Revolving Credit Agreement). No amount was outstanding under the Revolving Credit Agreement as of September 30, 2026.

In November 2025, we entered into a $17,500 Delayed Draw Term Loan Credit Agreement (Term Loan), with Bank of America, N.A., as agent. The Term Loan is comprised of (i) a $6,000 364-day delayed draw term loan facility (364-Day Term Loan Facility) and (ii) a $11,500 two-year delayed draw term loan facility (Two-Year Term Loan Facility). On July 28, 2026, we borrowed $11,500 under the Two-Year Term Loan Facility and $3,000 under the 364-Day Term Loan Facility to fund the acquisition of FCC licenses from EchoStar. In August 2026, the 364-Day Term Loan Facility was repaid in full and terminated. We also repaid $2,500 of borrowings under the Two-Year Term Loan Facility. As of September 30, 2026, $9,000 was outstanding under the Two-Year Term Loan Facility.

In March 2026, we entered into two bilateral term loan facilities totaling $1,500. In July 2026, we drew $500 under one facility maturing in 2031 and $1,000 under one facility maturing in 2033. Borrowings under these facilities bear interest at a variable rate based on the secured overnight financing rate (SOFR) plus a margin. As of September 30, 2026, $1,500 was outstanding under these facilities.

In May 2026, we entered into a $1,000 bilateral term loan facility and subsequently drew $1,000 under the facility during July 2026. The borrowing bears interest at a variable rate based on SOFR plus a margin. As of September 30, 2026, $1,000 was outstanding and is due on July 28, 2029.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

The Revolving Credit Agreement and the Term Loan contain covenants that are customary for an issuer with investment grade senior debt credit ratings, including a net debt-to-EBITDA financial ratio covenant requiring us to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.75-to-1. As of September 30, 2026, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
Most of our counterparty collateral arrangements require AT&T to post cash collateral only when net derivative exposures are unfavorable to AT&T and exceed specified exposure thresholds or upon certain credit rating downgrades. In contrast, counterparties are generally required to post collateral when net derivative positions are in AT&T's favor, with no minimum exposure threshold. These arrangements cover the majority of our approximate $41,144 derivative portfolio. During the first nine months of 2026, we received $144 of cash collateral, on a net basis. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year), redeemable noncontrolling interest and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2026, our debt ratio was 56.1%, compared to 52.0% at September 30, 2025 and 51.4% at December 31, 2025. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and reclassifications related to redemption of noncontrolling interests.

On October 13, 2026, we entered into an agreement to sell our wireless business in Mexico. In the third quarter of 2026, we classified our Mexico wireless business as held-for-sale (See Note 8). The transaction is expected to close in the first quarter of

AT&T INC.
SEPTEMBER 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Continued
Dollars in millions except per share amounts

2027, pending customary closing conditions and regulatory approvals. We expect to receive approximately $2,000 in cash at closing, subject to adjustments, plus additional contractual and contingent benefits.

AT&T INC.
SEPTEMBER 30, 2026

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2026	2025	Change	2026	2025	Change
Advanced Connectivity Segment
Operating income	$7,628	$6,417	18.9%	$21,826	$18,495	18.0%
Add: Depreciation and amortization	4,702	5,076	(7.4)	14,094	15,084	(6.6)
EBITDA	$12,330	$11,493	7.3%	$35,920	$33,579	7.0%

Operating income margin	25.9%	23.3%		25.2%	22.5%
EBITDA margin	41.8%	41.8%		41.5%	40.9%

Legacy Segment
Operating income	$498	$679	(26.7)%	$1,633	$2,657	(38.5)%
Add: Depreciation and amortization	—	—	—	—	—	—
EBITDA	$498	$679	(26.7)%	$1,633	$2,657	(38.5)%

Operating income margin	32.8%	33.7%		33.2%	40.4%
EBITDA margin	32.8%	33.7%		33.2%	40.4%

Latin America Segment
Operating income	$45	$22	—%	$103	$111	(7.2)%
Add: Depreciation and amortization	191	177	7.9	580	482	20.3
EBITDA	$236	$199	18.6%	$683	$593	15.2%

Operating income margin	3.6%	2.0%		2.8%	3.6%
EBITDA margin	19.0%	18.2%		18.8%	19.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2026, we had no interest rate swaps.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $41,144 to hedge our exposure to changes in foreign currency exchange rates and interest rates. These derivatives have been designated as fair value or cash flow hedges with a net fair value of $(1,536) at September 30, 2026.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of

AT&T INC.
SEPTEMBER 30, 2026
September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2026.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.
SEPTEMBER 30, 2026

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
SEPTEMBER 30, 2026
PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2025 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the third quarter of 2026, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2026 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2026 - July 31, 2026	44,035,953	$21.81	44,026,014	$10,336
August 1, 2026 - August 31, 2026	40,654,206	$24.44	40,626,043	$9,343
September 1, 2026 - September 30, 2026	32,861,572	$25.82	32,820,956	$8,496
Total	117,551,731	$23.84	117,473,013
1In December 2024, our Board of Directors approved, and we announced, an authorization to repurchase up to $10,000 of common stock. In January 2026, our Board of Directors approved, and we announced, an authorization to repurchase an additional $10,000 of common stock. The authorizations have no expiration date. During the third quarter of 2026, we exhausted the repurchase capacity under the December 2024 authorization.

2Of the shares repurchased or transferred, 78,718 were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or in respect of the exercise price of options.

Item 5. Other Information

(c) During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

AT&T INC.
SEPTEMBER 30, 2026
Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10.1	AT&T Executive Physical Program
10.2	AT&T Inc. Health Plan
10.3	Supplemental Life Insurance Plan
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

October 21, 2026	/s/ Pascal Desroches
Pascal Desroches
Senior Executive Vice President
and Chief Financial Officer